Form 10-K
period 1997-12-31
LAS VEGAS SANDS INC
filed 1998-03-27
CIK 850994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K


Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                       1934

                  For the fiscal year ended December 31, 1997
                                  ----------
                        Commission File Number 333-42147

                                  ----------

                             LAS VEGAS SANDS, INC.
           (Exact name of registration as specified in its charter)

            Nevada                                       04-3010100
---------------------------------------    -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


3355 Las Vegas Boulevard South, Room 1A
           Las Vegas, Nevada                               89109
---------------------------------------   --------------------------------------
     (Address of principal offices)                      (Zip Code)


                                 (702) 733-5499
               ---------------------------------------------------
               Registrant's telephone number, including Area Code:


Securities registered pursuant to Section 12(b) of the Act: None


Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


The aggregate market value of voting stock held by nonaffiliates of registrant as of March 27, 1998 was $0.


The Company had 925,000 shares of Common Stock outstanding as of March 27,
1998.

                             Las Vegas Sands, Inc.

                               Table of Contents

                                                      Part I
Item 1.      Business ................................................................................     1
Item 2.      Properties ..............................................................................    24
Item 3.      Legal Proceedings .......................................................................    24
Item 4.      Submission of Matters to a Vote of Security Holders .....................................    24

                                                     Part II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters ...................    25
Item 6.      Selected Financial Data .................................................................    26
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations        27
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk ..............................    32
Item 8.      Financial Statements and Supplementary Data .............................................    33
Item 9.      Changes in and Disagreements With Accountants On Accounting and Financial Disclosure         50

                                                     Part III

Item 10.     Directors and Executive Officers of the Registrant ......................................    51
Item 11.     Executive Compensation ..................................................................    52
Item 12.     Security Ownership of Certain Beneficial Owners and Management ..........................    55
Item 13.     Certain Relationships and Related Transactions ..........................................    55

                                                     Part IV
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K .........................    59
             Signatures ..............................................................................    63

                                     PART I

ITEM 1.--BUSINESS

General

     Las Vegas Sands, Inc. ("LVSI") and its subsidiaries (collectively, the "Company") are constructing and will own and operate the Venetian Casino Resort (the "Casino Resort"), a Renaisssance Venice-themed resort situated at one of the premier locations on the Las Vegas Strip (the "Strip"). The Casino Resort is located across from The Mirage and the Treasure Island Hotel and Casino at the site of the former Sands Hotel and Casino (the "Sands"). As planned, the Casino Resort will include the first all-suites hotel on the Strip with approximately 3,036 suites (the "Hotel"); a gaming facility of approximately 116,000 square feet (the "Casino"); an enclosed retail, dining and entertainment complex of approximately 500,000 net leasable square feet (the "Mall"); and a meeting and conference facility of approximately 500,000 square feet (the "Congress Center"). The Casino Resort will be physically connected to the approximately 1,150,000 square foot existing Sands Expo and Convention Center (the "Expo Center"), one of the largest facilities in the United States specifically designed for trade shows and conventions. Management believes that the combined facilities of the Casino Resort and the Expo Center (which is separately owned by an affiliate of the Company) will be one of the largest hotel and meeting complexes in the United States. Ground breaking for the Casino Resort occurred in April 1997, with an opening to the general public scheduled for April 1999.

     LVSI was incorporated in 1988 under the laws of the State of Nevada. In April 1989, LVSI acquired the Sands from MGM Grand. LVSI owned and operated the Sands from April 1989 to June 1996 when hotel operations ceased. Construction of the Casino Resort commenced in April 1997. LVSI is the managing member and owner of 100% of the common equity of Venetian Casino Resort, LLC ("Venetian"). Venetian is the owner and operator of the Casino Resort. Under a casino lease (the "Casino Lease"), Venetian will lease the Casino to LVSI, which will conduct all gaming operations in the Casino Resort. The executive offices of LVSI are located at 3355 Las Vegas Boulevard South, Room 1A, Las Vegas, Nevada 89109 and their phone number is (702) 733-5000.

     This Annual Report on Form 10-K contains certain forward-looking statements. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Special Note Regarding Forward-Looking Statements."

The Casino Resort

     The Hotel

     The Hotel will have approximately 3,036 single and multiple bedroom suites situated in a 35-story, three-winged tower rising above the Casino. The lobby will feature a 65-foot domed ceiling decorated with Venetian-themed fresco-style paintings, a main passageway formed by a barrel-vaulted ceiling carried on ornamental columns, and a replica of the unique three dimensional-style marble floors found in Venetian palaces.

     A typical Hotel suite will be approximately 655 to 735 square feet consisting of a raised sleeping area with a bathroom and a sunken living/working area. The suite's bi-level configuration is intended to create a multi-function living space in which guests can sleep, work or entertain and will include two queen-size beds or one king-size bed, a writing desk, dual line speaker phones, a fax machine and a sitting area. Furthermore, approximately 318 of the suites will be of larger size allowing for the possibility of entertaining from 20 to 100 persons in the living area.

     The Hotel will lease space to (or operate) approximately six restaurants that will be located adjacent to the Casino. The Hotel is expected to include upscale restaurants. Hotel guests also will have the option of casual dining at a 20,000 square foot cafe, which is expected to be operated by a nationally-recognized operator of premium casual restaurants, and at a 15,000 square foot Venetian-style market food court, both of which will be located at the casino level of the Hotel. Live entertainment will be offered at a 50,000 square foot "Billboard Live!" entertainment complex in the Mall. Hotel guests will have access to concierge services and express room service through pantries that are planned for every other floor of the Hotel tower. In addition, the Hotel will provide a variety of amenities for its guests, including a state-of-the-art health spa, with massage and treatment rooms, exercise and fitness areas and a beauty salon. The Hotel also will feature an outdoor swimming complex (including five pools, spas, pool bars and cabanas) surrounded by gardens, waterways, fountains and sculptures. The Hotel has been designed to accommodate future expansion, including a 1,500 seat showcase theater.

     The Casino

     The Casino will be approximately 116,000 square feet and will be situated adjacent to the Hotel lobby. The Casino floor will be accessible from each of the Hotel, the Mall, Congress Center, the Expo Center and the Strip. The Casino will be marketed to attract a broad base of patrons, with a specific focus on frequent premium gaming customers. The Company will market the Casino directly to this gaming market segment using database marketing techniques, slot clubs and traditional incentives, such as reduced room rates and complementary meals and suites. The Company will offer "high roller" gaming customers premium suites and special hotel services.


     The Casino and its adjacent amenities will be stylized to resemble a Venetian "palazzo," with architectural and interior design features representative of Venice's Renaissance era. The ceilings in the table games area will feature fresco-style paintings of Venetian palaces. The gaming facilities will include approximately 2,500 slot machines of various denominations, including the popular multi-property, linked progress games. A high-end slot area, with a private lounge, will provide slot customers with premium slot products and services. The Casino's approximately 114 table games (excluding baccarat tables) will feature the traditional games of black jack, craps and roulette, Asian games, such as "Pai Gow" and "Pai Gow Poker," and popular progressive table games, such as "Caribbean Stud Poker" and "Let It Ride." In addition, the Casino will offer gaming customers an upscale sportsbook room, a keno lounge, a poker room and an upscale baccarat pit. The baccarat pit is specially designed for premium, "high roller" gaming, with baccarat, black jack and roulette, a private lounge with butler service, direct access to private cash-out windows at the Casino cage and direct access to the Casino's credit department. Although the Company intends to target "high roller" gaming customers, it does not expect to target the known top 50 to 100 baccarat players in the world in order to avoid the risks associated with the amounts wagered by these players.


     The Mall

     The Mall will offer approximately 500,000 net leasable square feet of shopping, dining and entertainment space located (i) on two levels within the Casino Resort's main structure, between the Casino level and the Hotel tower, and (ii) in a separate approximately 28,000 square foot retail annex adjacent to the Casino Resort's main structure. The Mall is expected to include approximately seven dining establishments and 55 retail stores. Visitors and guests can enter the Mall from several different directions, including from the Strip via a moving sidewalk or by pedestrian bridges, from the main gaming area of the Casino via escalators, from the Expo Center through the Congress Center, and directly from the Hotel.


     The Mall has been planned to include well-known restaurants and retail establishments to draw on brand name awareness, all offered at various price points in order to appeal to a broad market. The success of brand name and boutique retailers at The Forum Shops at Caesars Palace Hotel and the Fashion Show Mall on the Strip, and the success of brand name, premium restaurants at The Forum Shops at Caesars Palace Hotel and existing themed resorts has demonstrated the demand in Las Vegas for quality shopping and dining.


     The Company has planned for an array of quality dining experiences for the Mall, including upscale restaurants that will offer international and American regional cuisines. The Mall is also expected to offer themed restaurants, such as the "Billboard Live!" Cafe. The Mall's retail offerings are expected to include exclusive showcase boutiques, popular brand name mid-priced stores and themed entertainment concepts. The restaurants and stores will be set along an approximately one-quarter mile Venetian-themed streetscape, and will front on the Venetian-themed canal running its length or will be grouped in "piazza"-style settings. Store and restaurant facades will be designed to project the Venetian theme, and state-of-the-art lighting will alternately simulate a day and night sky in an open-air environment beneath the Mall's vaulted ceiling.


     Expo Center and the Congress Center

     With over 1.15 million gross square feet of exhibit and meeting space, including four exhibit halls and 22 meeting rooms, the existing Expo Center is one of the largest trade show and convention facilities in the United States (as measured by net leasable square footage). As part of the Casino Resort, the Company is constructing and will own and operate the Congress Center, an approximately 500,000 gross square foot meeting and conference facility which will link the Expo Center and the rest of the Casino Resort. The Congress Center, which management expects will open concurrently with the Casino Resort, will include an approximately 80,000 square foot column-free "Grand Ballroom," an approximately 13,500 square foot "Venetian Ballroom" and a meeting complex of 42 indi-vidual rooms which can be combined to create three additional ballrooms. Together, the Expo Center and the Congress Center will offer nearly 1.65 million square feet of state-of-the-art exhibition and meeting facilities, which can be configured to provide 108 meeting rooms or accommodate large-scale multi-media events. Management intends to market the Congress Center to complement the operations of the Expo Center by target marketing the Congress Center for business conferences and upscale business events typically held during the mid-week period. The Company believes that the Congress Center also can be marketed to generate room night demand during the move-in/move-out phases of Expo Center events. The Company's goal is to draw from attendees and exhibitors at Expo Center events and from attendees of Congress Center events to maintain weekday room-night demand at the Hotel from this higher budget market segment, when room demand would otherwise be derived from the lower budget tour and travel group market segment.

     In 1997, approximately 1,150,000 visitors attended the trade shows and conventions at the Expo Center during 150 show days. The Expo Center hosted 17 events on the 1996 Trade Show Week 200 list of the largest trade shows in the United States in 1997, including the COMDEX Fall Trade Show, the Spring and Fall Western Shoe Show and JCK Jewelry Show, as well as the convention of National Association of Broadcasters, the Automotive Service Industry Association Week, and the International Consumer Electronics Show, each of which were multiple location events. In 1998, approximately 16 trade show events included on the 1996 Trade Show Week 200 list and 145 show days are scheduled for the Expo Center. For 1999, the Expo Center has already booked or reserved 37 major trade shows and conventions over the course of 131 show days, including approximately 16 trade shows of a size that would qualify for the 1996 Trade Show Week 200 list.

     It should be noted that the Company has no ownership or financial interest in the Expo Center or Interface Group-Nevada, Inc. ("Interface"), the owner of the Expo Center, and does not exercise any control over the business or management of the Expo Center or Interface. All of the capital stock of Interface is beneficially owned by Sheldon G. Adelson, the sole stockholder of the Company (the "Sole Stockholder"). See "Item 13--Certain Relationships and Related Transactions."

     The Company and Interface intend to market jointly the Hotel and Casino, the Mall and the Expo Center. In order to establish terms for the integrated operation of these facilities, Venetian, Grand Canal Shops Mall Construction, LLC (the "Mall Construction Subsidiary") and Interface have entered into the Amended and Restated Reciprocal Easement, Use and Operating Agreement (the "Cooperation Agreement"). The Cooperation Agreement provides that until December 31, 2010, Interface will use commercially reasonable efforts to have the Hotel designated as the "headquarters hotel" for trade show and convention events at the Expo Center and the Company will use commercially reasonable efforts to promote the use and occupancy of the Expo Center. In order to obtain the Casino Resort's "headquarters hotel" designation, the Company has agreed with Interface that, except under certain circumstances, trade shows of the type generally held at the Expo Center will not be held in the Congress Center. Under the Cooperation Agreement, Interface and Venetian will allocate expenses shared by the Expo Center and the Casino Resort. It should be noted that trade show and convention promoters will be under no obligation to select the Casino Resort as the "headquarters hotel" for their events. See "Item 13--Certain Relationships and Related Transactions--Cooperation Agreement."

                    Major Trade Show and Convention Events
              Booked or Reserved for 1999 at the Expo Center (1)

                                                                                                                    Estimated
                                                                           Show Day     Number of      Days of         1997
Name of Event                                                               Pattern     Show Days     the Week    Attendance (2)
-----------------------------------------------------------------------   ----------   -----------   ----------   --------------
International Winter Consumer Electronic Show (IWCES) (3)                    1/7-10          4         Th-Su           95,000*
GiftSource West - Spring                                                    1/17-20          4         Su-W             7,500
Night Club and Bar                                                          1/19-20          2          T-W             8,000
Aqua '99                                                                    1/19-21          3         T-Th             5,000
World Floor Covering Assn. (Surfaces) (3)                                   1/27-29          3          W-F            37,000
Western Shoe Associates - Spring (3)                                         2/9-12          4          T-F            43,000
Associated Surplus Dealers/Associated Merchandise Dealers
 (ASD/AMD) - Spring (3)                                                     2/21-25          5         Su-Th           50,000
Men's Apparel Guild in California (MAGIC) - Spring (3)                        3/1-4          4         M-Th            80,000*
Int'l Security Conference                                                   3/10-12          3          W-F            12,000
National Archery                                                            3/12-14          3         F-Su             5,000
Bedroom Show                                                                3/17-19          3          W-F             5,000
Century 21                                                                  3/17-19          3          W-F            10,000
Amusement Showcase International                                            3/18-20          3         Th-S            10,000
ASI Show                                                                    3/22-24          3          M-W            15,000
International Gaming Business Expo                                          3/29-31          3         T-Th            10,000
Hospitality Design                                                           4/8-10          3         Th-S            10,000
National Association of Broadcasters (NAB) (3)                              4/19-22          4         M-Th           101,000*
National OTC                                                                  5/2-4          3         Su-T             7,000
Las Vegas Merchandise                                                       5/16-19          4         Su-W             5,000
International Trucking Show (3)                                             5/19-21          3          W-F            31,000
Jeweler's Circular Keystone International Jewelry Show
     (JCK) (3)                                                                6/4-8          5          F-T            35,000
GiftSource West - Fall                                                      6/13-16          4         Su-W             7,500
National Nutritional Foods                                                  6/25-27          3         F-Su             7,500
Furniture & Decorative Expo                                                 6/26-28          3          S-M             6,000
Billiard Congress                                                           7/15-17          3         Th-S             7,000
Western Shoe Associates - Fall (3)                                            8/5-8          4         Th-Su           45,000
Associated Surplus Dealers/Associated Merchandise Dealers
 (ASD/AMD) - Fall (3)                                                       8/15-19          5         Su-Th           50,000
Men's Apparel Guild in California (MAGIC) - Fall (3)                       8/30-9/2          4         M-Th            80,000*
Interbike Show (3)                                                          9/10-13          4          F-M            35,000
Western Nursery                                                             9/22-23          2         W-Th            10,000
Amusement and Music Operator's Assn. (AMOA)                                 9/23-25          3         Th-S             8,500
LV '99 Italian Furniture                                                    9/24-27          4          F-M             5,000
True Serve (3)                                                               10/4-8          5          M-F            20,000
Package Machinery Manufacturers' Institute
 (Pack Expo West) (3)                                                      10/18-20          3          M-W            19,000
Automotive Service Industry Assn. (ASIA) Motor and Equipment
 Manufacturers' Assn. (MEMA) Automotive Parts And
 Accessories Assn. (APAA) (3)                                                11/2-5          4          T-F            80,000*
Softbank COMDEX '99 (3)                                                    11/15-19          5          M-F           220,000*
Aqua 2000                                                                    12/1-3          3          W-F             5,000
                                                     Total                                 131                      1,187,000
                                                                                           ===                      =========

----------
(1) Shows include those contracted and those reserved, some of which are scheduled to occur prior to the scheduled opening of the Casino Resort. The Company believes that these shows are representative of the typical major events at the Expo Center.
(2) Based solely on the number of attendees for the 1997 trade show or convention events. Certain of the estimates for these shows or conventions are marked with an asterisk because they were held at multiple locations in Las Vegas, and not all attendees visited the Expo Center.
(3) A 1996 Trade Show Week 200 show.

Business and Marketing Strategy

     The Company's business strategy is to (i) create a "must-see" destination resort at a premier location at the heart of the Las Vegas Strip, (ii) provide a differentiated superior all-suites product, (iii) capitalize on the link to the Expo Center and the Congress Center, (iv) utilize the Casino Resort's unique assets and facilities to appeal to a higher budget customer mix, (v) use the Casino Resort's themed facilities and location to generate Casino revenues,
(vi) target premium gaming customers, and (vii) carefully manage construction costs and risks.

     Create a "Must-See" Destination Casino Resort at the Heart of the Las Vegas Strip
     The Casino Resort, with its extensive theming, dining, shopping and entertainment, is expected to be a "must-see" destination resort located at the heart of the Strip. The Casino Resort is designed to provide visitors with the sense of being surrounded by the festivity and splendor of Renaissance Venice's architecture, music, art and history. The Venetian-themed setting along the Casino Resort's frontage on the Strip will include waterways, gondolas, and replicas of Venetian landmarks, such as the Doge's Palace, the Rialto Bridge, the Ca Doro and the Campanile Tower. The Mall will feature a one-quarter mile Venetian streetscape, with intimate "piazza"-style settings and a 630 foot "grand" canal running its length, with gondolas and water-side cafes and crossed by authentically-styled Venetian bridges.

     The Company believes that the Casino Resort's Venetian-theming, and its central location on the Strip will appeal to business travelers, leisure travelers and gaming customers and will position the Casino Resort to draw significant pedestrian traffic from the Strip. The Casino Resort will have approximately 740 feet of frontage on the east side of the Strip and will be located next to Harrah's and across from some of the most visited casino resorts and attractions on the Strip, including The Mirage, the Treasure Island Hotel and Casino and The Forum Shops at Caesars Palace Hotel. Based on information gathered from public sources, the Company estimates that on average each day during 1996, approximately 57,000 vehicles passed the site of the Casino Resort, approximately 13,000 persons watched the pirate show in front of the Treasure Island Hotel and Casino, and approximately 43,000 persons visited The Forum Shops at Caesars Palace Hotel.

     Provide a Differentiated Superior All-Suites Product
     The Hotel is expected to offer the only all-suites product with first-class services and facilities on the Strip. In management's experience, business and leisure travelers consider suites desirable, superior accommodations. For business travelers, the Hotel's suites, which will accommodate informal business meetings and social gatherings, will offer guests a unique, single location in which to work and entertain in close proximity to the Expo Center and the Strip. Leisure travelers will appreciate both the Hotel's spacious suites and extensive facilities. The Company believes that the all-suites format, together with the Casino Resort's many other unique attributes, will result in a highly differentiated resort product, and provide a competitive advantage over other Strip hotel/casino properties and resorts.

     The typical Hotel suite will range in size from approximately 655 square feet to 735 square feet (compared to 360 to 400 square feet on average for a standard room in competing facilities on the Strip), and will consist of a sunken living/working area and a raised sleeping area with a marble bathroom. The suite's living/working area will include a sitting area and a writing desk and will offer business amenities such as dual-line speaker phones, a fax machine and dataport access. The bathrooms will be oversized, featuring a separate bathtub and shower, dual sinks and a phone. In addition, the Hotel will offer larger suites, including the "Presidential" and penthouse suites, with exclusive services such as butlers.

     Capitalize on the Link to the Expo Center and the Congress Center
     The Casino Resort will be the first themed entertainment resort in Las Vegas designed specifically to accommodate large scale trade shows, conventions, conferences and meetings. The Expo Center and the Congress Center are expected to provide recurring, predictable demand for mid-week room nights from business travelers. During 1997, approximately 1,150,000 visitors attended trade shows and conventions at the Expo Center. Through the Cooperation Agreement, the owner of the Expo Center has agreed to market the Casino Resort to promoters of Expo Center trade shows, conventions and other events as the "headquarters hotel" for such events. The Casino Resort will offer attendees of events at the Expo Center and the Congress Center the most convenient hotel accommodations in Las Vegas. The Expo Center already has booked or reserved 37 trade shows, conventions and business events for the calendar year 1999, covering 131 separate show days. It should be noted that trade show and con-vention promoters will be under no obligation to select the Casino Resort as the "headquarters hotel" for their events. See "Item 13--Certain Relationships and Related Transactions--Possible Conflicts of Interest." In addition to being an expected source of room demand for the Hotel, the Expo Center and the Congress Center are expected to draw pedestrian traffic from guests of hotels throughout Las Vegas, providing a significant source of traffic for the Casino and the Mall.

     Appeal to a Higher Budget Customer Mix
     Management expects the Casino Resort to attract higher budget business travelers and free and independent travelers, resulting in a higher budget customer mix both on weekdays and weekends. By appealing to customers in these market segments, the Company expects to reduce its reliance on the lower-budget tour and travel market. Management believes that business travelers typically pay more for rooms and spend more on entertainment than weekday customers in other categories, such as tour groups. Management believes that the Casino Resort's central location adjacent to the Expo Center and the Strip and its all-suites hotel product will allow it to compete effectively for the higher budget mid-week trade show, convention and meeting attendees. On both weekdays and weekends, the all-suites product at the Hotel is expected to appeal to free and independent leisure travelers and "high-roller" gaming customers, also segments of the travel market that spend more on rooms and entertainment.

     Use the Casino Resort's Themed Facilities and Location to Generate Casino Revenues
     Management believes the Casino will capture gaming revenues from (i) the foot traffic generated by Expo Center and Congress Center events, (ii) Hotel guests, (iii) the foot traffic generated by shoppers and diners at the Mall and the Casino and (iv) visitors attracted to the Casino Resort's unique, Venetian-themed facilities. The Casino Resort is planned to include a concentration of some of the finest restaurants in Las Vegas, brand name and exclusive boutique shopping, and themed entertainment concepts. Letters of intent have been signed with several well-known restauranteurs, such as Wolfgang Puck, to operate their "signature" restaurants at the Casino Resort. In addition, the Company has entered into a lease for the "Billboard Live!" entertainment complex, which is affiliated with Billboard Magazine. Management believes that the combination of brand name awareness and extensive theming will generate significant foot traffic for the Casino Resort. The Casino Resort has been designed so that foot traffic from the Strip, the Expo Center, the Congress Center and the Hotel are funneled through the Casino floor in order to attract and retain a broad base of Casino patrons.

     Target Premium Gaming Customers
     Management believes that the Casino Resort's all-suites product, themed atmosphere and amenities will offer gaming customers a unique Las Vegas experience. The Company intends to market the Casino to frequent premium gaming customers. In particular, the Company will seek to attract "high roller" gaming customers by offering premium suites and special hotel services. Because of the all-suites format in the Hotel, the Casino Resort will be able to offer many gaming customers complementary suites (considered premium accommodations in Las Vegas) during high occupancy periods such as weekends and holidays when they would not otherwise be offered such suites by the Company's competitors. The Company believes that the premium gaming customer is a significant market segment that has been inadequately addressed by the Casino Resort's competitors. The Casino Resort will be the first all-Suites resort on the Strip with facilities and amenities designed from inception to attract and serve premium gaming customers.

     Carefully Manage Construction Costs and Risks
     The Casino Resort is budgeted to cost approximately $1.065 billion to develop, equip and open (such costs include approximately $70.0 million for certain heating and air conditioning-related and other equipment (the "HVAC Equipment") to be owned by a third party, but exclude land acquisition costs). As of December 31, 1997, approximately $228.1 million of this total budgeted cost has been expended or incurred. Of the amount expended and incurred, approximately $95.3 million represents cash contributed to the Company by the Sole Stockholder, through affiliates of the Company.

     As of December 31, 1997, (i) the foundation for the principal structure of the Casino Resort has been constructed and the superstructure is under construction and (ii) pursuant to the Construction Management Contract (as defined herein), and otherwise, trade contracts in excess of $303.7 million for various components of the project, including excavation, foundations, structural steel, mechanical and plumbing systems and structural concrete have been entered into or negotiated. In order to manage its construction risk, the Company has entered into various agreements designed to protect it against construction delays and cost overruns (including (i) a guaranteed maximum price construction management contract (the "Construction Management Contract"), which protects the Company against certain cost overruns in the amount of $547.8 million (or approximately 52% of the expected cost of the Casino Resort) with Lehrer McGovern Bovis, Inc. (the "Construction Manager"),
(ii) guaranties of certain of the Construction Manager's obligations (with certain limited exceptions) by its parent corporation, Peninsular and Oriental Steam Navigation Company ("P&O"), and (iii) a liquidated damages insurance policy for costs of certain construction delays (the "Liquidated Damages Insurance"). The budget for the Casino Resort contains a Construction Manager's construction budget contingency and an owner's contingency totaling $66.1 million in the aggregate that can be used to cover cost overruns. Further, the Sole Stockholder has provided a $25.0 million collateralized completion guaranty (the "Completion Guaranty"). The Completion Guaranty is not available to fund any increases in costs attributable to discretionary "scope changes." Any such "scope changes" may only be implemented if the Company demonstrates that it has sufficient available funds to cover the anticipated increased costs, or if the Sole Stockholder increases his Completion Guaranty by such amount. To the extent that any cost overruns are not covered by the Construction Management Contract or the other protections described above, such cost overruns could be substantial and have a material adverse effect on the Company's liquidity and results of operations and its ability to complete the Casino Resort.

     To further ensure that there are sufficient funds to construct the Casino Resort as planned and that such funds are disbursed appropriately, certain lenders of the Company have entered into a funds disbursement and administration agreement (the "Disbursement Agreement") to establish the conditions for and the sequencing of funding construction costs and procedures for approving construction change orders and amendments to the construction budget and schedule. The Disbursement Agreement provides that project costs (other than costs for the HVAC Equipment, furniture, fixtures and other equipment) will, generally, be funded first from a $95.3 million cash contribution by the Sole Stockholder and his affiliates (the "Cash Contribution") and the net cash proceeds of the issuance of $97.5 aggregate principal amount of the Company's 141/4% Senior Subordinated Notes due 2005 (the "Senior Subordinated Notes"), and thereafter on a pro rata basis from the proceeds of: (i) borrowings of approximately $150.0 million under a secured bank credit facility (the "Bank Credit Facility"), (ii) borrowings of approximately $140.0 million under a secured mall construction loan facility (the "Mall Construction Loan Facility") and (iii) $425.0 aggregate principal amount of the Company's 121/4% Mortgage Notes due 2004 (the "Mortgage Notes" and, together with the Senior Subordinated Notes, the "Notes"). The HVAC Equipment will be funded through the Disbursement Agreement from a separate commitment from Atlantic-Pacific Las Vegas, LLC (the "HVAC Provider"), subject to limited exceptions.

     Under the Disbursement Agreement, a subsidiary of Tishman Corporation ("Tishman"), one of the nation's leading construction managers and largest hotel developers and owners, acts as construction consultant (the "Construction Consultant") to such lenders and is required to review each request by the Company for the disbursement of funds. The disbursement conditions under the Disbursement Agreement provide that, subject to certain exceptions, funds will be disbursed to the Company only if it is determined that construction is on schedule and that there are sufficient available funds to complete the Casino Resort in accordance with the construction drawings and budget.

The Las Vegas Market
     Las Vegas is one of the fastest growing and largest entertainment markets in the country. Las Vegas hotel occupancy rates are among the highest of any major market in the United States. According to the Las Vegas Convention and Visitors Authority ("LVCVA"), the number of visitors traveling to Las Vegas has increased at a steady and significant rate for the last ten years from 17.2 million visitors in 1988 to 30.5 million visitors in 1997, a compound annual growth rate of 6.5%. Aggregate expenditures by Las Vegas visitors increased at a compound annual growth rate of 11.3% from $8.6 billion (or $531 per visitor) in 1987 to $22.5 billion (or $760 per visitor) in 1996. In addition, the population of Las Vegas has grown from approximately 863,000 in 1990 to approximately 1,193,000 in 1997, a compound growth rate of 4.8%. Management believes that the growth in the Las Vegas market has been enhanced as a result of a dedicated program by the LVCVA and major Las Vegas hotels to promote Las Vegas as a major vacation and convention site, the increased capacity of McCarran International Airport and the introduction of large, themed destination resorts in Las Vegas.

                       Las Vegas Convention Market Trends

          [Graph showing Number of Delegates and Number of Conventions]

Number of Conventions
1990           1011
1991           1655
1992           2199
1993           2443
1994           2662
1995           2826
1996           3827
1997           3749


Number of Delegates [millions]
1990           1.74
1991           1.97
1992           1.97
1993           2.44
1994           2.68
1995           2.92
1996           3.31
1997           3.52

Source: LVCVA



     Las Vegas as a Trade Show, Convention and Meeting Destination

     In 1996, Las Vegas was the most popular trade show destination (with a 25% market share of the Trade Show Week 200 Shows in terms of net square footage) and the fourth most popular convention destination in the United States. In 1988, approximately 1.7 million persons attended trade shows and conventions in Las Vegas and spent approximately $1.2 billion. In 1997, the number of trade show and convention attendees had increased to more than 3.5 million and the amount spent by trade show and convention attendees was approximately $4.4 billion.


     Trade shows are held for the purpose of getting sellers and buyers of products or services together for the purpose of conducting business. Trade shows differ from conventions in that trade shows typically require substantial amounts of space for exhibition purposes and circulation. Conventions generally are group gatherings of companies or groups that require less space for breakout meetings and general meetings of the overall group. Las Vegas offers trade shows and conventions a unique infrastructure for handling the world's largest shows, including the concentration of 45,000 hotel rooms located on the Strip, two convention centers with a total of approximately 3.0 million square feet of convention and exhibition space, convenient air service from major cities throughout the United States and other countries and significant entertainment opportunities. Plans have been announced for the addition of 300,000 square feet of meeting and convention space to the Las Vegas Convention Center. The expansion of the Las Vegas Convention Center is expected to bring convention and exhibit space in Las Vegas to over 3.5 million square feet. In addition, The MGM Grand Hotel and Casino has announced plans to construct conference and meeting facilities of approximately 300,000 gross square feet. Management believes that Las Vegas will continue to evolve as the country's preferred trade show and convention destination.


     Expanding Hotel Market

     During 1997, Las Vegas was among the most popular vacation destinations in the United States. Following the opening of The Mirage in 1989, Las Vegas experienced a period of rapid hotel development with the number of hotel and motel rooms in Las Vegas increasing by 72% from 61,394 in 1988 to 105,347 in 1997. Other major properties on the Strip opening over this time period include Excalibur Hotel and Casino, The MGM Grand Hotel and Casino, the Treasure Island Hotel and Casino, Luxor Hotel, The Monte Carlo Resort and Casino, The Stratosphere Hotel and Casino and New York-New York Hotel and Casino. In addition, a number of existing properties on the Strip embarked on expansions, including Harrah's, Flamingo Hilton Las Vegas and The Las Vegas Hilton. Despite this significant increase in the supply of hotel rooms in Las Vegas, hotel room occupancy rates (which exclude motels) exceeded on average 92.1% for the years 1993 to 1997, averaged 93.4% in 1996 and 90.3% in 1997. By the end of 1999, it
is anticipated that, in addition to the Casino Resort, at least another 19,800 hotel rooms will be opened on the Strip, including the Bellagio, Paris Casino Resort and Mandalay Bay Resort under construction, the expansions at Caesars Palace Hotel and Harrah's, and the planned expansions of Hard Rock Hotel and

Casino, Aladdin Hotel and Casino and The MGM Grand Hotel and Casino. The Company expects that the concentration of quality themed casino hotels and resorts will increase visitor interest in Las Vegas as a business event and vacation destination, and, as a result, increase overall demand for hotel rooms, gaming and entertainment. In the event that the increased concentration does not substantially increase visitor interest, overcapacity at these casino hotels and resorts could lead to price competition in the form of reduced room rates. Lost revenue from such reduced room rates could materially impact the Company's financial condition and results of operations.

               Las Vegas Hotel Room Inventory and Occupancy Rates


[Graph showing Hotel/Motel Room Inventory and Total Occupancy Percentage(1)]

Hotel/Motel Room Inventory
1990           73,000
1991           76,000
1992           75,500
1993           87,000
1994           89,000
1995           90,000
1996           98,000
1997          105,500

Total Occupancy Percentage(1)
1990           85%
1991           81%
1992           84%
1993           88%
1994           89%
1995           88%
1996           91%
1997           90%

(1) Occupancy is calculated based on the inventory of Las Vegas Hotel rooms, and does not include motel rooms.

Source: LVCVA

     The table below indicates mid-week and weekend occupancy rates for all Las Vegas hotels and motels. While weekend occupancy rates have remained above 90% for the past 10 years, mid-week occupancy rates have trended upward from below 80% to near 85%. Management believes that due to the lower mid-week demand demonstrated by the table, many hotels and motels offer reduced room rates and rely on lower budget tour groups for occupancy.


          Occupancy Rates Mid-Week and Weekend (all Las Vegas Hotels)

[Graph showing Las Vegas Hotel Occupancy Rates]

          Mid-Week       Weekend
1987      78.8%          94.5%
1988      81.4%          93.5%
1989      81.6%          94%
1990      80.9%          93.6%
1991      76%            89.8%
1992      80.4%          92%
1993      87.6%          94.2%
1994      86.5%          94.4%
1995      85.6%          93.5%
1996      88.7%          94.4%
1997      84.1%          91.6%

Source: LVCVA

     Expanding Gaming Market
     The expansion of gaming in the United States has been accompanied by an increasing acceptance of gaming as a form of entertainment. Gaming has continued to be a strong and growing business in Las Vegas. Since 1988, Las Vegas gaming revenues have increased at a compound annual rate of 7.2% from $3.1 billion in 1988 to $6.2 billion in 1997. With the increased popularity and public acceptance of gaming, Las Vegas has sought to increase its popularity as an overall vacation resort destination.

     The following table sets forth certain information derived from published reports of the LVCVA and the Nevada State Gaming Control Board (the "NGCB") concerning Las Vegas Strip gaming revenues and visitor volume and hotel data for the years 1988 to 1997. As shown in the table, the Las Vegas market has achieved significant growth in visitor volume and gaming and non-gaming tourist revenues and favorably absorbed significant additional room capacity despite the occurrence of a series of adverse economic, regulatory and competitive events during the past decade, such as the recession of the early 1990s, the expansion of gaming into new jurisdictions, the modification of existing regulations in other jurisdictions, and the expansion of Native American gaming.

               Historical Data for Las Vegas Gaming Industry (1)



                                      1988            1989            1990            1991
                                --------------- --------------- --------------- ---------------
Las Vegas visitor volume           17,199,608      18,129,684      20,954,420     21,315,116
Percentage change                         6.1%            5.4%           15.6%           1.7%
Total visitor expenditures(2)     $10,039,448     $11,912,941     $14,320,746    $14,326,554
Percentage change                        16.7%           18.7%           20.2%           0.0%
Las Vegas Strip gaming
 revenue(2)                       $ 1,944,401     $ 2,070,328     $ 2,583,314     $2,539,995
Percentage change                        10.9%            6.4%           24.8%          (1.7)%
Las Vegas convention
 attendance                         1,702,158       1,508,842       1,742,194      1,794,444
Percentage change                         1.5%           11.4%           15.5%           3.0%
Las Vegas hotel occupancy
 rate                                    89.3%           89.8%           89.1%          85.2%
U.S. hotel occupancy rate(3)             63.4%           64.3%           63.5%          61.8%
Las Vegas room supply                  61,394          67,391          73,730         76,879
Percentage change                         5.0%            9.8%            9.4%           4.3%



                                      1992            1993            1994            1995            1996            1997
                                --------------- --------------- --------------- --------------- --------------- ---------------
Las Vegas visitor volume          21,886,865       23,522,993      28,214,362      29,002,122      29,636,631      30,464,635
Percentage change                        2.7%             7.5%           19.9%            2.8%            2.2%            2.8%
Total visitor expenditures(2)    $14,686,644      $15,127,267     $19,163,212      20,686,800      22,533,258             N/A
Percentage change                        2.5%             3.0%           26.7%            8.0%            8.8%
Las Vegas Strip gaming
 revenue(2)                       $2,625,274      $ 2,896,630     $ 3,485,307    $  3,629,036     $ 3,579,673    $  3,809,395
Percentage change                        3.4%            10.3%           20.3%            4.1%           (1.4%)           6.4%
Las Vegas convention
 attendance                        1,969,435        2,439,734       2,684,171       2,924,879       3,305,507       3,519,424
Percentage change                        9.8%            23.9%           10.0%            9.0%           13.0%            6.5%
Las Vegas hotel occupancy
 rate                                   88.8%            92.6%           92.6%           91.4%           93.4%           90.3%
U.S. hotel occupancy rate(3)            62.6%            63.5%           64.7%           65.0%           65.1%           64.5%
Las Vegas room supply                 76,523           86,053          88,560          90,046          99,072         105,347
Percentage change                       (0.5)%           12.5%            2.9%            1.7%           10.0%            6.3%

------------
(1) Sources: LVCVA and the NGCB for the fiscal years ended December 31.
(2) In thousands.
(3) Source: Smith Travel Research for the years ended December 31.

     Growth of Las Vegas Retail Sector and Non-Gaming Revenue Expenditures
     An increasing number of destination resorts are developing non-gaming entertainment to complement their gaming activities in order to draw additional visitors. According to the LVCVA, while gaming revenues have increased from $2.8 billion in 1987 to $5.8 billion in 1996, the percentage of an average tourist's budget spent on gaming has declined from 32.6% in 1987 to 25.8% in 1996, with non-gaming tourist revenues increasing from $5.8 billion in 1987 to $16.7 billion in 1996. The newer large themed Las Vegas destination resorts have been designed to capitalize on this development by providing better quality hotel rooms at higher rates and by providing expanded shopping, dining and entertainment opportunities to their patrons in addition to gaming.


     Infrastructure Improvements

     Clark County and metropolitan Las Vegas have commenced or completed several infrastructure improvements to accommodate the increase in travel to Las Vegas by all modes of transportation. According to the LVCVA, in 1996 visitors to Las Vegas arrived by the following methods of transportation: 44% by air; 41% by auto; 7% by bus; and 8% by recreational vehicle.

     McCarran International Airport Expansion. During the past five years, the facilities of McCarran International Airport have been expanded to accommodate the increased number of airlines and passengers which it services. The number of passengers traveling through McCarran International Airport has increased from 16.2 million in 1988 to 30.3 million in 1997, a compound annual rate of 6.9%. A $200 million expansion project was completed in 1995, allowing for the accommodation of up to 30 million travelers annually. Long-term expansion plans for McCarran International Airport provide for additional runway and related areas (a new runway was completed in October 1997), three new satellite concourses, 65 additional gates, improved public transportation roads and other infrastructure leading from McCarran International Airport to the Strip and other facilities which would allow McCarran International Airport to handle up to 60 million Las Vegas visitors annually. To the extent that McCarran International Airport is not expanded in accordance with its plans, the occupancy rates and average daily hotel room rates in Las Vegas could be adversely affected due to the planned construction of new hotel rooms.

     Spring Mountain Road Improvements. A new high speed off-ramp is being constructed from Interstate 15 (the primary vehicular access from Los Angeles) onto Spring Mountain Road to ease traffic congestion on the Strip. Spring Mountain Road becomes Sands Avenue and intersects the Strip adjacent to the 45 acre project site (the "Project Site"). This major interchange will be located approximately one-half mile from the Casino Resort and is scheduled to be completed in 1999.


Competition

     The casino/hotel industry is highly competitive. Strip hotels compete with other hotels on the Strip and with other hotels in downtown Las Vegas. The Casino Resort will compete with a large number of hotels and motels in and near Las Vegas. Many of the competitors of the Company are subsidiaries or divisions of large public companies and may have greater financial and other resources than the Company.


     Hotel/Casino Properties

     Competitors of the Casino Resort will include themed resorts on the Strip, such as Caesars Palace Hotel, The Mirage, the Treasure Island Hotel and Casino, Harrah's, The MGM Grand Hotel and Casino, the New York-New York Hotel and Casino, The Monte Carlo Resort and Casino, Bally's Casino Resort Las Vegas and the Excalibur Hotel and Casino. In addition, the construction of several new major resort projects that will compete with the Casino Resort and the expansion of several existing resorts recently have commenced or have been announced. These include the Bellagio, Paris Casino Resort and Mandalay Bay Resort under construction, expansions at Caesars Palace Hotel and Harrah's and the planned expansions of Hard Rock Hotel and Casino, Aladdin Hotel and Casino and The MGM Grand Hotel and Casino. These projects and others are expected to add approximately 19,800 hotel rooms to the Las Vegas inventory by the end of 1999. Finally, the Casino Resort will compete with a planned second casino resort to be owned by a subsidiary of the Company (the "Phase II Resort"), to the extent its business is not complementary to that of the Casino Resort. The future operating results of the Company could be adversely affected by excess Las Vegas room, gaming, conference center and trade show capacity.

     The Company believes that themed resorts are generally more successful at generating high volume traffic and higher revenues and operating income when compared with large-scale non-themed properties in Las Vegas.

The Company also believes that recently developed integrated themed resorts have been more successful than expansions to existing Strip hotels. Themed resorts compete on the basis of the quality of theming, as well as on more traditional bases, such as quality of rooms, pricing and location. Themed resorts tend to be clustered on the Strip, creating a critical mass of entertainment experiences which generate significant traffic for the themed resorts as a group, thereby capturing a larger portion of the Las Vegas hotel and gaming market than non-themed properties. The Company believes that the existence of other competitive themed resorts in close proximity to the Casino Resort directly benefits the Casino Resort. The Casino Resort will be part of a cluster of themed properties which includes The Mirage, the Treasure Island Hotel and Casino, the Bellagio and The Forum Shops at Caesars Palace Hotel. The Company believes that the Casino Resort will benefit from the significant traffic drawn to these properties. In addition to the advantages of being a centrally located, themed resort, the Cooperation Agreement and the Casino Resort's direct connection with the Expo Center will provide the Casino Resort a unique tie-in with one of the premier trade show and convention facilities in the United States. With these competitive advantages, the Casino Resort will be positioned to appeal to the mid-week meeting, trade show, convention and meeting market composed of customers who pay higher average room rates and have higher average travel budgets than other categories of weekday customers, such as tour groups.

     The hotel/casino operation of the Casino Resort will also compete, to some extent, with other hotel/casino facilities in Nevada and in Atlantic City, with hotel/casino facilities elsewhere in the world and with state lotteries. In addition, certain states have recently legalized, and others may legalize, casino gaming in specific areas, and passage of the Indian Gaming Regulatory Act in 1988 has led to rapid increases in Native American gaming operations. Such proliferation of gaming venues could significantly and adversely affect the business of the Company. In particular, the legalization of casino gaming in or near metropolitan areas, such as New York, Los Angeles, San Francisco and Boston, from which the Company intends to attract customers, could have a material adverse effect on the business of the Company.


     Trade Show and Convention Facilities

     The Expo Center and Las Vegas generally compete, and the Congress Center will compete, with trade show and convention facilities located in and around major cities, including Atlanta, Chicago, New York and Orlando. Within Las Vegas, the Expo Center competes, and the Congress Center will compete, with the Las Vegas Convention Center, which is located off the Strip and currently has
1.3 million gross square feet of convention and exhibit facilities. An expansion of 300,000 square feet of meeting and exhibition space is planned for the Las Vegas Convention Center for 1998. In addition, The MGM Grand Hotel and Casino has announced plans to construct new conference and meeting facilities of approximately 300,000 square feet and several other existing or planned major Strip hotel/ casino properties are intending to expand or construct conference facilities. The conference and meeting facilities at these hotel/resorts are expected to be the Congress Center's primary competition. However, because none of these hotel/resorts plans to offer convention and trade show facilities on the same relative size as the Expo Center (over 1.15 million gross square feet), the Las Vegas Convention Center is expected to remain the primary competitor of the Expo Center. To the extent that any of the competitors of the Casino Resort can offer substantial integrated hotel/casino and trade show and convention or conference and meeting facilities, the Casino Resort's competitive advantage in attracting trade show and convention meeting and conference attendees could be adversely affected. However, the ability of any such competitor to offer such show facilities equal to the nearly 1.65 million combined gross square footage of the Expo Center and the planned Congress Center is limited by any such competitor's location and available contiguous undeveloped land. In addition, trade show and convention centers book major events three to five years in advance. As a result, any newly developed trade show and convention facility would experience a significant vacancy period before events would commit to any such facility. The Company believes this vacancy period acts as a barrier to entry into the trade show and convention business by private developers.


     Mall

     The Mall will compete with both themed resorts which offer shopping, dining and entertainment opportunities to their patrons and other retail malls in or near Las Vegas. The direct competition of the Mall will include The Forum Shops at Caesars Palace Hotel and other similar themed mall attractions whose planned construction has been announced, such as the mall to be constructed on the site of the Aladdin Hotel and Casino. The Forum Shops at Caesars Palace Hotel has recently undergone an expansion of approximately 250,000 square feet. The Mall also will compete with The Fashion Show Mall, a more traditional mall, located near the Casino Resort. The Fashion

Show Mall is currently undergoing or plans to undergo expansions which will almost double such facility's size. The Mall also will compete with the planned retail, dining and entertainment mall in the Phase II Resort.


Construction Schedule and Budget

     Formal ground-breaking for the Casino Resort occurred in April 1997 with an opening to the general public scheduled for April 1999. The Casino Resort is expected to be developed on a stand-alone basis as the first phase of the planned two phase redevelopment of the Sands. In the planned second phase of the redevelopment, it is contemplated that a subsidiary of Venetian (the "Phase II Subsidiary") will construct and develop the Phase II Resort, which also is planned to be a themed resort. The completion and full operation of the Casino Resort is not contingent upon the subsequent financing or completion of the Phase II Resort, and the Casino Resort has all the attributes and facilities to operate as a stand-alone resort. See "Item 13--Certain Relationships and Related Transactions."

     The Casino Resort (including the HVAC Equipment) is budgeted to cost approximately $1.065 billion, which includes $637.0 million of construction costs and $428.0 million of other costs (including furniture, fixtures and equipment, certain so-called "soft" construction costs (which include fees of architects, attorneys and other professionals), costs of obtaining required governmental approvals, pre-opening expenses, construction period interest and other costs that are not so-called "hard" construction costs, but excluding land acquisition costs). In order to manage its construction risk, the Company has entered into various agreements designed to protect it against construction delays and cost overruns. The Company and the Construction Manager have entered into the Construction Management Contract pursuant to which the Construction Manager has agreed to construct the Casino Resort (with certain exceptions, but including the HVAC Equipment) for a guaranteed maximum price of $547.8 million (subject to certain conditions and limitations, such as an exclusion from the guaranteed maximum price of cost overruns due to "scope changes"). The Construction Management Contract and the guaranteed maximum price does not include certain construction costs, including $69.7 million of owner managed construction costs. The Company believes that the construction budget is reasonable, and the Construction Management Contract contains certain incentives designed to put downward pressure on the construction budget and actual construction costs; however, given the risks inherent in the construction process, it is possible that construction costs could be significantly higher. If construction costs do exceed the amounts set forth in the construction budget, potential sources to pay such excess include:

       (i) a Construction Management Contract contingency of approximately $26.1 million;
      (ii) the owner's contingency of approximately $40.0 million;
     (iii) the Liquidated Damages Insurance and proceeds of other (e.g., casualty) insurance policies;
      (iv) the Construction Manager, Bovis, Inc., the parent of the Construction Manager ("Bovis"), and P&O, pursuant to their liability to the Company under the Construction Management Contract, the guaranty by Bovis of the obligations of the Construction Manager under the Construction Management Contract (the "Construction Management Contract Guaranty") and the guaranty by P&O of the obligations of Bovis under the Construction Management Contract Guaranty (the "P&O Guaranty"), respectively;
       (v) other third parties pursuant to their liability to the Company under their agreements with the Company; and
      (vi) the Sole Stockholder, pursuant to his liability under the collateralized Completion Guaranty of up to $25.0 million.

     As of December 31, 1997, (i) pursuant to the Construction Management Contract, and otherwise, trade contracts in excess of $303.7 million for various components of the project, including excavation, foundations, structural steel, mechanical and plumbing systems and structural concrete had been entered into or negotiated, (ii) the foundation for the principal structure of the Casino Resort had been constructed and the superstructure is under construction and (iii) approximately $228.1 million of the total project cost of $1.065 billion had been expended.

Advertising and Marketing

     The Company has a $9.4 million pre-opening marketing and advertising budget, including a planned pre-opening marketing campaign targeted at select core markets such as Southern California. To date, the Company has spent $2.0 million to create the Casino Resort's preview center (the "Preview Center"), which opened in August 1997 and includes models of the Casino Resort and a full scale model suite. The Company intends to use the Preview

Center to market the Casino Resort and Expo Center events. The Company will advertise in many types of media, including television, radio, newspapers, magazines and billboards. The pre-opening advertising will promote general market awareness of the Casino Resort as a unique vacation, business and convention destination for its first-class hotel, casino, retail stores and restaurants. It is also expected that Mall tenants, such as "Billboard Live!" will pursue their own general advertising and promotional activity, which the Company expects to benefit the Mall. The Company will also actively engage in direct marketing which will be targeted at specific market segments, such as the meeting, convention and trade show market and the premium gaming market, and data base marketing which will focus on high-frequency, high-margin market segments such as the "high-roller" gaming market.

Design and Construction Team
     The Company has assembled what it believes to be a highly qualified team of specialists to design and construct the Casino Resort.

     Lehrer McGovern Bovis, Inc.
     The Casino Resort is being constructed by Lehrer McGovern Bovis, Inc., a leading international construction concern. The Construction Manager is an indirectly owned subsidiary of Bovis whose ultimate parent company is P&O. The Construction Manager is primarily engaged in the business of providing construction management services. The Construction Manager also provides construction consulting, project and program management, preconstruction, estimating, design-build and mortgage loan monitoring services. Major market sectors include commercial, education, transportation, sports and recreation, healthcare, research and development, correctional, civic and cultural. Services are performed under contracts whereby the Construction Manager acts as an agent for an owner supervising the construction activity of trade subcontractors and others. Projects are also performed under fixed or guaranteed maximum price arrangements and on certain of these projects, the Construction Manager may contract directly with trade subcontractors performing the construction activities.

     Bovis
     Bovis has worked on a number of hotel and resort projects throughout the world including the Trump Castle Expansion program and the Atlantic City Seaside Resort in Atlantic City, the Embassy Suites Hotels in New York, La Jolla, California and Washington, D.C., the Parc Fifty Five Hotel in San Francisco, California, the Hyatt Regency Grand Cypress and Universal Studios Florida Theme Park in Orlando, Florida, the 1996 Summer Olympic Games in Atlanta, Georgia, the Grand InterContinental Hotel in Yokohoma Japan, The Langham and Canary Wharf in London, England, and Euro Disney Theme Park in France.

     P&O
     P&O is a corporation based in the United Kingdom and is listed on the London Stock Exchange. P&O is a holding company which through its subsidiaries provides a variety of services throughout the world. P&O's businesses include operating cruise ships and ferries, providing container, cargo and bulk shipping services, home construction and building and managing construction projects. Under United Kingdom accounting standards (which differ from generally accepted accounting standards in the United States ("U.S. GAAP"), P&O reported that it earned a profit of \P250.6 million on revenues of \P7,090.8 million in 1996 and had net operating assets of \P4,726.4 million at December 31, 1996. Under U.S. GAAP, the Construction Manager reported that it had net income of $5.7 million on revenues of $703.2 million in 1996 and had total assets of $248.7 million at December 31, 1996.

     Architects
     Wimberly Allison Tong & Goo ("WATG") and The Stubbins Associates Design Group ("TSA") are the principal architects for the Casino Resort. WATG is an architectural, planning and consultant firm active throughout the world. WATG specializes in the design and planning of resorts and hotels, and in the related fields of entertainment and leisure design, new town and environmental design, residential projects from high to low density, mixed-use and retail centers, office buildings, conference and recreational facilities. WATG has designed and completed projects in over 65 countries, including The Palace of the Lost City in South Africa, The Ritz-Carlton Laguna Niguel in California, Hotel Bora Bora in French Polynesia, Shangri-La Garden Wing in Singapore, Grand Hyatt Bali in Indonesia, Cheju Shilla Hotel in South Korea, Hyatt Regency Kauai in Hawaii, Four Seasons Chinzan-so in Tokyo, and Disney's Grand Floridian Beach Resort in Orlando.

     TSA is an international architecture, planning and interior design firm. TSA's professional services include: feasibility studies, programming and master planning; architectural, interior and landscape design; and technical services including construction documentation and construction administration. Among TSA's completed hotel/ casino projects are: the Spa at Bally's Park Place Hotel and Casino and the interior design for Harrah's Marina Hotel Casino in Atlantic City. In addition, TSA was the principal architect for the Expo Center.

     Tishman
     Tishman Construction Corporation of Nevada, a subsidiary of Tishman, is providing construction management consulting services on behalf of the various lenders, including pre-construction consulting project analysis. The Construction Consultant also has agreed to review, on behalf of the lenders, contribution plans and the progress of construction. In addition, the Construction Consultant will review and approve, on behalf of the lenders, proposed contracts, proposed plan changes, proposed budget changes and disbursement requests during the course of construction. Tishman is one of the nation's leading construction companies and is one of the nation's largest hotel developers and owners. As a developer and owner, Tishman has developed 5,665 rooms around the country in various types of lodging markets including downtown commercial, convention and resort hotels. In its capacity as owner and builder of hotels, Tishman has worked with virtually every major hotel operator/owner including Hilton, Sheraton, Westin, Hyatt, Marriott, Ritz Carlton, Holiday Inn Crown Plaza, Four Seasons, The Walt Disney Company, Golden Nugget, Nikko Hotels International, Fairmont and Loews.

     Other Consultants
     Wilson & Associates, Inc. ("Wilson") and Dougall Designs ("Dougall") are designing the interior of the Casino Resort. Wilson specializes in the interior architectural design of hotels, restaurants, clubs and casinos and offers a full range of interior architectural design services from initial space planning and design through construction documents and construction administration. Wilson has designed and installed more than 75,000 guest rooms in over 150 hotels world-wide. Wilson's interior design credits include The MGM Grand Hotel and Casino, The Mirage Resorts' Beau Rivage and Caesars Palace Hotel in Atlantic City and Las Vegas.

     Dougall specializes in the interior design of casino resorts. Dougall's projects in Las Vegas include The Luxor, The Monte Carlo Resort and Casino, The Forum Shops at Caesars Palace Hotel, Stardust Resort and Casino and Harrah's.

     Martin & Peltyn ("Martin & Peltyn") is providing structural engineering services in connection with the construction of the Casino Resort. Martin & Peltyn has provided structural engineering services for over twenty hotel/ casinos in the United States, including the following Las Vegas resorts: The MGM Grand Hotel and Casino, The Mirage, the Treasure Island Hotel and Casino, Tropicana Resort and Casino and The Las Vegas Hilton.

Agreements Relating to the Casino Resort

     Construction Management Contract
     The Company and the Construction Manager have entered into the Construction Management Contract for the construction (but not the design) of the Casino Resort (exclusive of certain demolition work, certain furniture, fixtures and equipment, the fabrication of certain theming elements, the parking garage/electrical substation facility and certain other items, the aggregate cost of which is approximately $517.7 million) for a guaranteed maximum price (the "GMP"). To the extent actual costs incurred or expended in connection with the construction of the items covered by the Construction Management Contract exceed the GMP, then, subject to certain limitations and exceptions, the Construction Manager is liable for such excess. As of the date hereof, the GMP (the "Initial GMP"), is approximately $547.8 million, including a 5% contingency amount. After (i) the completion by the Company's architects and engineers, and approval by the Company, of the final design documents that set forth in detail the plans and specifications for the Casino Resort and (ii) the execution of trade contracts for 90% (by dollar amount) of the trade contracts portion of the GMP, a final GMP ("Final GMP") will be calculated by adjusting the Initial GMP to take into account (among other things): (a) certain "scope changes" or other changes implemented at the request of the Company; (b) the amount by which the actual aggregate amount of the signed trade contracts is less than the amount allocated to such contracts in the Initial GMP; and (iii) a reduction in the contingency amount from 5% to 3%. The GMP does not include the construction management fee to be paid to the Construction Manager or the fee payable to the Construction Manager's ultimate parent, P&O, for the P&O Guaranty. The GMP is to be appropriately increased to reflect (a) deficiencies or changes in the drawings prepared by the Company's architects and engineers, and (b) Company-mandated "scope changes" and "change orders."

     The Company will pay the Construction Manager a construction management fee of 1-1/2% of the Final GMP, payable in monthly installments commencing in May 1997. In addition, upon final completion of the Casino Resort, if the total construction costs covered by the Construction Management Contract fall below the Final GMP, the savings will be allocated 50% to the Company and 50% to the Construction Manager. The Company has paid P&O a $6.5 million fee for the P&O Guaranty.

     The obligations of the Construction Manager under the Construction Management Contract are guaranteed by Bovis, pursuant to the Construction Management Contract Guaranty, and Bovis's obligations under such guaranty are guaranteed by P&O, pursuant to the P&O Guaranty. With respect to the Construction Manager's obligation to complete construction on schedule, (i) for the first 30 days of any delay in such scheduled completion, the Construction Manager solely (and not Bovis or P&O) is liable for liquidated damages, (ii) for the 90-day period thereafter, only the insurers under the Liquidated Damages Insurance procured by the Construction Manager on behalf of the Company (and not the Construction Manager, Bovis or P&O), subject to certain conditions and exceptions (including the failure of the Construction Manager to make "good faith efforts" to prevent or mitigate any delay), are liable for liquidated damages, and (iii) Bovis and P&O are liable for liquidated damages only to the extent, if any, that the Construction Manager misses the required deadline by more than 120 days.


     Liquidated Damages Insurance
     The Construction Manager has obtained on behalf of the Company (and at the Company's expense) the Liquidated Damages Insurance. The Liquidated Damages Insurance covers liquidated damages for any delay in achieving "Substantial Completion" (the stage in the progress of the development of the Casino Resort when it is sufficiently complete, including the receipt of necessary permits, licenses and approvals, so that all aspects of the Casino Resort can be open to the general public) beyond April 1999 (the "Required Completion Date") as assessed under the Construction Management Contract, provided that the Liquidated Damages Insurance does not cover liquidated damages with respect to the first 30 days of any delay in achieving Substantial Completion by the Required Completion Date. Commencing with the 31st day of any such delay, and continuing until the 60th day thereof, the Company will receive under the Liquidated Damages Insurance approximately $300,000 per day until Substantial Completion is achieved. Commencing with the 61st day of any such delay, and continuing until the 120th day thereof, the Company will receive under the Liquidated Damages Insurance approximately $250,000 per day until Substantial Completion is achieved. The Liquidated Damages Insurance does not cover penalties assessed after the 120th day of any such delay. Additionally, the Liquidated Damages Insurance contains various exceptions. For example, the Liquidated Damages Insurance does not cover delays caused by (i) certain events of "force majeure" (with respect to some of which the Company will have other insurance coverage), (ii) any failure by the Construction Manager to make "good faith efforts" to timely achieve Substantial Completion and to avoid or mitigate any delay when an event likely to cause a delay occurs (which failure is a breach by Construction Manager under the Construction Management Contract with respect to which the Construction Manager, Bovis and P&O, pursuant to the Construction Management Contract, Construction Management Contract Guaranty and the P&O Guaranty, respectively, are jointly and severally liable for damages) and (iii) the "insolvency and/or financial default" of the Construction Manager, the Company, any trade contractor or any other person or entity.


     Disbursement Agreement

     LVSI, Venetian, the Mall Construction Subsidiary, First Trust National Association, as Mortgage Note trustee (the "Mortgage Note Trustee"), The Bank of Nova Scotia, as administrative agent under the Bank Credit Facility (the "Bank Agent"), the lender under the Mall Construction Loan Facility (the "Mall Construction Lender"), The Bank of Nova Scotia, as disbursement agent (the "Disbursement Agent") and the HVAC Provider have entered into a disbursement agreement (the "Disbursement Agreement"). The Disbursement Agreement sets forth the material obligations of the Company to construct and complete the Casino Resort and establishes a line item budget for the Casino Resort and a schedule for construction of the Casino Resort. The Disbursement Agreement also establishes the conditions to, and the relative sequencing of, the making of disbursements from the Cash Contribution, the proceeds from the offering of the Notes, the Bank Credit Facility, the Mall Construction Loan Facility and the funding commitment of the HVAC Provider, and establishes the obligations of the Mortgage Note Trustee, the Bank Agent, the Mall Construction Lender and the HVAC Provider to make disbursements under their respective funding commitments upon satisfaction of such conditions. The Disbursement Agreement further sets forth (i) the mechanics for allocating disbursement requests among the funding sources, (ii) the mechanics for approving change orders and amendments to the project budget and schedule during the construction period, (iii) certain representations, warranties, covenants and events of default that are common to the various credit facilities, (iv) the conditions for release of the approximately 14 acres of the Project Site which may be transferred to the Phase II Subsidiary (the "Phase II Land") and the Mall and certain related assets (collectively, the "Mall Collateral") from the lien of the collateral documents, and (v) the conditions to the exercise of the Disbursement Agent's right to draw on the irrevocable, stand-by letters of credit furnished by the HVAC Provider if the HVAC Provider does not comply with its funding obligations set forth in the Disbursement Agreement.

     Cooperation Agreement
     The Company's business plan calls for the Hotel and Casino, the Mall and the Expo Center, though separately owned, to be part of an integrally related project. In order to establish terms for the integrated operation of these facilities, Venetian (as owner of the Hotel and Casino and the Phase II Land), the Mall Construction Subsidiary and Interface have entered into the Cooperation Agreement. See "Item 13--Certain Relationships and Related Transactions--Cooperation Agreement."

Agreements Relating to the Mall

     Mall Lease
     Venetian, as landlord, and the Mall Construction Subsidiary, as tenant, have entered into a Mall Lease (the "Mall Lease") pursuant to which Venetian will lease the Mall to the Mall Construction Subsidiary for a nominal annual rent. The Mall consists of (i) the space within the principal structure of the Casino Resort located immediately above the Casino and immediately below the Hotel Tower, (ii) certain additional land (the "Mall Parcel") and (iii) the improvements thereon. The Mall Lease automatically expires upon the 99th anniversary of the commencement date of the Mall Lease. The tenant under the Mall Lease will own all improvements to be made to the Mall Parcel during the term of the Mall Lease. The Mall Lease will provide that fee title in and to the Mall Parcel automatically will vest in the Mall Construction Subsidiary when and if the Mall Parcel becomes a separate legal and tax parcel, and the Mall Lease thereupon shall terminate.

     Sale and Contribution Agreement
     Venetian, the Mall Construction Subsidiary and Grand Canal Shops Mall, LLC, a Delaware limited liability company and indirect subsidiary of the Company formed separately to own and operate the Mall after completion (the "Mall Subsidiary"), have entered into a Sale and Contribution Agreement (the "Sale and Contribution Agreement") whereby the Mall Construction Subsidiary agreed to sell and the Mall Subsidiary agreed to purchase, among other things,
(i) all of its right, title and interest (whether in fee or in leasehold) in and to the property and improvements that constitute the Mall in their "as is" condition on the date of Completion (as defined in the Disbursement Agreement),
(ii) monies deposited in certain reserve accounts relating to the Mall, (iii) all right, title and interest of the Mall Construction Subsidiary in and to a lease with B.L. International of Nevada, Inc. for a portion of the "Billboard Live!" entertainment complex which is adjacent to the casino floor and (iv) all right, title and interest of the Mall Construction Subsidiary (a) as landlord under Mall tenant leases, (b) under the Cooperation Agreement, (c) in and to all other easements, fixtures and improvements appurtenant thereto, (d) under an Energy Services Agreement, dated as of June 1, 1997 with the HVAC Provider and any other mall intangible property rights, and (e) in and to all mall personal property (collectively, the "Mall Assets"). In connection with the sale of the Mall, the Mall Construction Subsidiary also will transfer to the Mall Subsidiary the proceeds of the final draw under the Mall Construction Loan (and, under certain circumstances, a specified amount under the Completion Guaranty). As consideration for such transfers, the Mall Subsidiary shall, among other things, repay or assume in full the outstanding balance of the indebtedness under the Mall Construction Loan Facility (or certain refinancings thereof), including the amount of the final draw thereunder.

     Mall Management Contract
     The Mall Subsidiary has entered into an agreement with Forest City Enterprises ("Forest City"), a subsidiary of Forest City Ratner Enterprises, a leading developer and manager of retail and commercial real estate developments, whereby Forest City Enterprises will manage the Mall and supervise and assist in the creation of an advertising and promotional program and a marketing plan for the Mall. Forest City will also be responsible for, among other things, preparation of a detailed plan for the routine operation of the Mall, collection and deposit procedures for rents and other tenant charges, supervision of maintenance and repairs and, on an annual basis, preparation of a detailed budget (including any anticipated extraordinary expenses and capital expenditures) for the Mall. The term of the management contract is five years from the date the Mall opens for business to the public. Forest City will receive a management fee of 2% of all gross rents received from the operation of the Mall; provided, that Forest City will receive a minimum fee of $450,000 per year. Forest City is not affiliated with the Sole Stockholder or any of his affiliates.

     Mall Leasing Contract

     LVSI has engaged the San Francisco and Los Angeles offices of Blatteis Realty Co. ("BRC") as its retail leasing consultant (the "BRC Contract"). BRC is a national real estate brokerage organization specializing in the leasing and sales of high profile retail properties and representation of a select portfolio of retailers and restaurants. Recent retail leasing transactions that BRC has been involved with (at locations other than the Casino Resort) have included the following tenants: Emporio Armani, Giorgio Armani, Jose Eber, Prada, Salvatore Ferragamo, Barnes & Noble Superstore, The Pottery Barn, the Disney Store, Williams-Sonoma, Planet Hollywood and Cafe Med. BRC will assist with planning, marketing and leasing of the Mall. BRC also will advise the Company and its architects, designers, consultants and other agents with respect to the Mall's tenant mix and the conceptual layout of tenant space. The term of the BRC Contract is for a period of 18 months from December 1, 1996, and may be terminated by either party at any time on 60 days' prior written notice to the other party. BRC, which is not affiliated with the Sole Stockholder or any of his affiliates, receives a monthly consulting fee of $10,000 plus a refundable monthly sum of $10,000 as an advance against, and credited to the payment of, lease brokerage commissions. Leasing commissions payable to BRC are calculated on the basis of $8.00 per leased square foot or $4.00 per leased square foot, depending upon the location of the applicable leased space within the Mall.


HVAC Services Agreement and Related Documents

     The HVAC Provider is a Delaware limited liability company whose members are comprised of (a) Atlantic Thermal Systems, Inc., an indirect subsidiary of Atlantic Energy, Inc., a utility holding company and (b) an indirect subsidiary of Pacific Enterprises, a utility holding company.


     Thermal energy (i.e., heating and air conditioning) will be provided to the Casino Resort and the Expo Center by the HVAC Provider, using the HVAC Equipment. In addition, the HVAC Provider also will provide other energy-related services. Pursuant to the Construction Management Contract, the HVAC facility (the "HVAC Plant") is being constructed by the Construction Manager on land owned by Venetian, which land and HVAC Plant has been leased to the HVAC Provider for a nominal annual rent. The HVAC Equipment is and will be owned by the HVAC Provider, and the HVAC Provider has been granted appropriate easements and other rights so as to be able to use the HVAC Plant and the HVAC Equipment to supply thermal energy to the Casino Resort and Expo Center (and, potentially, other buildings), so long as such easements do not materially interfere with the operations of the Casino Resort and Expo Center. The HVAC Provider will pay all costs ("HVAC Costs") in connection with the purchase and installaton of the HVAC Equipment, up to $70 million. Venetian is acting as the HVAC Provider's agent to cause such purchase and installation to be accomplished, and is responsible for any costs in connection therewith in excess of $70.0 million. The HVAC Provider has entered into separate service contracts with (i) Venetian; (ii) Interface; and (iii) the Mall Construction Subsidiary, and will enter into separate service contracts with each Mall tenant, for the provision of heat and cooling requirements at agreed-to rates. The charges payable by all users will include a fixed component derived using a fixed annual interest rate of 8.5% (subject to adjustment based on the change in the rate on 10-year Treasury Constant Maturities from January 23, 1997 until the service commencement date) applied to the HVAC Costs paid by the HVAC Provider to recover a portion of the fair value of the HVAC Equipment over the initial term of the service contracts and leave an agreed-upon residual value (the "Fixed Rate Portion"). In addition, the users will reimburse the HVAC Provider for the annual cost of operating and maintaining the HVAC Equipment providing certain other energy related services (such reimbursement to include an agreed upon margin to compensate the HVAC Provider for operating and maintaining the HVAC Equipment). Each user will be allocated a portion of the total agreed-to charges through its service contract, which portion shall include paying 100% of the cost of services in connection with the HVAC Equipment relating solely to such user. Each user will not be liable for the obligations of the other users; provided, however, that the Mall Subsidiary will be liable for the obligations of each Mall tenant. In the event of any substantial capital improvements to the HVAC Equipment, the costs of such improvements will be spread over the lesser of (i) the useful life of such improvements and (ii) the remaining term of thermal energy service agreements with Venetian, Interface and the Mall Construction Subsidiary to receive HVAC services from the HVAC Plant (collectively, the "HVAC Service Agreements"), and will include reimbursement to the HVAC Provider for use of its money at a market rate. The HVAC Service Agreements have an initial term of ten years, and provide that upon expiration of such term users will have the right, but not the obligation, to collectively either extend the term of their agreements for two consecutive periods of five years each or purchase the HVAC Equipment in accordance with purchase provisions set forth in the service contracts.

Agreements Relating to the Lido Casino Resort

     If the Phase II Resort is constructed, the following agreements may be entered into by the Phase II Subsidiary and its subsidiaries, on one hand, and the Company, Venetian and the Mall Subsidiary, on the other hand:


     Casino Lease

     If the Phase II Resort is constructed, in order to avoid the need for a separate gaming license for the Phase II Subsidiary, LVSI or Venetian may operate the casino for the Phase II Resort pursuant to a lease (the "Phase II Casino Lease"). The Phase II Casino Lease will have terms substantially similar to the Casino Lease except that (i) the rent payable under such lease shall be equal to all revenue derived from such casino minus the sum of (a) the operating costs related to such casino (including an allocated portion (based on gaming revenue) of the Company's or Venetian's, as the case may be, administrative costs related to its gaming operations) and (b) the lesser of $250,000 or 1.0% of such casino's operating income (or zero if there is an operating loss) (determined in accordance with generally accepted accounting principles), (ii) the Company or Venetian, as the case may be, may agree that they shall operate the casino in the Phase II Resort and the Casino in substantially similar manners and (iii) the Company or Venetian, as the case may be, may agree to have common gaming and surveillance operations in such casinos (based on equal allocations of revenues and operating costs).


     Phase II HVAC Services Agreement

     The Cooperation Agreement permits the owner of the Phase II Land to enter into an HVAC Services Agreement to receive HVAC services from the HVAC Plant. Any such agreement would have to be on terms satisfactory to the HVAC Provider. See "Item 13--Certain Relationships and Related Transactions--Cooperation Agreement."


     Phase II Mall Arrangments

     With respect to the future development of the Phase II Resort, the Cooperation Agreement provides that, prior to the commencement of construction of the Phase II Resort, Venetian may approve the plans and specifications for the Phase II Resort, subject to the rights of certain lenders of the Company to approve any construction or operation of a restaurant or retail mall complex located in the Phase II Resort and connected to the Mall. Additionally, Venetian and the Phase II Subsidiary will agree in good faith, and upon commercially reasonable terms, on: (i) appropriate mutual operating covenants for the Hotel and the Casino and the Phase II Resort other than the Phase II Mall, (ii) joint marketing and advertising of the Hotel and the Casino and the Phase II Resort other than the Phase II Mall, (iii) certain shared casino operations at the Hotel and the Casino and the Phase II Resort other than the Phase II Mall, (iv) the sharing of customer information with respect to the Hotel and the Casino and the Phase II Resort other than the Phase II Mall, (v) the joint purchasing of insurance for the Hotel and the Casino and the Phase II Resort other than the Phase II Mall, (vi) shared security operations for the Hotel and the Casino and the Phase II Resort other than the Phase II Mall and
(vii) any other matters that would be of mutual benefit in owning and operating the Hotel and the Casino and the Phase II Resort other than the Phase II Mall.


Regulation and Licensing

     The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act") and various local regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the NGCB and the Clark County Liquor and Gaming Licensing Board (the "CCLGLB" and, together with the Nevada Commission and the NGCB, the "Nevada Gaming Authorities").

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy that are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Any change in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations or on the operation of the Casino Resort.

     The Company is required to be licensed by the Nevada Gaming Authorities to operate a casino, and is currently so licensed. The gaming license requires the periodic payment of fees and taxes and is not transferable. The Company will be required to be, and has applied for, registration by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, will be required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, the Company without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company will operate the Casino pursuant to a casino lease between LVSI and Venetian (the "Casino Lease"), which will provide for a fixed monthly rental payment. The Company and Venetian have applied for approval by the Nevada Gaming Commission of a registered exchange offer of the Mortgage Notes and the Senior Subordinated Notes (the "Exchange Offer"). There can be no assurance that the Company and Venetian will be granted all the various approvals required to consummate the Exchange Offer. The offering will not be completed until such approvals are received. The Company possesses, has applied for, or will apply for, all state and local government registrations, approvals, permits and licenses required in order for the Company to engage in gaming activities at the Casino Resort. There can be no assurance that the Company will be granted all of such approvals. Venetian intends to apply for a state gaming license, registration or other finding of suitability, however the receipt of such by Venetian is not required in connection with the Exchange Offer. If a gaming license is issued to Venetian, the Casino Lease may be terminated.


     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or Venetian to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Company must file applications with the Nevada Gaming Authorities and may be required to be licensed by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing or a finding of suitability for any cause they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability, or the gaming licensee by whom the applicant is employed or for whom the applicant serves, must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities, and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.


     If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or to continue having a relationship with the Company or Venetian, it would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.


     The Company is required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company must be reported to or approved by the Nevada Commission.


     If it were determined that the Nevada Act was violated by the Company, the registration and gaming licenses it then holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Casino Resort and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the Casino Resort) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming registration or license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the gaming operations of the Company.


     Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have their suitability as a beneficial holder of the Company's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

     The Nevada Act requires any person who acquires more than 5% of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, the "institutional investor" as defined in the Nevada Act, which acquires more than 10% but not more than 15% of the Company's voting securities, may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or Venetian it: (i) pays that person any dividend or interest upon voting securities of the Company; (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pays remuneration in any form to that person for services rendered or otherwise; or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, the CCLGLB has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

     The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file an application, be investigated and be found suitable to own the debt security of a Registered Corporation, such as the Notes. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.


     LVSI is required to maintain a current stock ledger in Nevada that may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. LVSI stock certificates bear a legend indicating that such securities are subject to the Nevada Act.


     LVSI and Venetian may not make a public offering of any securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. The hypothecation of the Com-pany's assets and restrictions on stock in connection with any public offering will require the prior approval of the Nevada Commission. In addition, if Venetian receives a gaming license, the hypothecation of its assets and restrictions on stock in respect of any public offering will require the approval of the Nevada Commission to remain effective. LVSI and Venetian have applied for approval by the Nevada Commission of the Exchange Offer, the hypothecation of assets and restrictions on stock. However, there can be no assurance such approval will be granted. The Exchange Offer will not be completed until such approvals are received. Any such approval does not constitute a finding, recommendation or approval by the Nevada Commission or the NGCB as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

     Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by any person whereby he or she obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the NGCB and the Nevada Commission concerning a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process of the transaction.

     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (1) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated.

     The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's board of directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

     License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to Clark County, Nevada. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax also is paid by the Company where certain entertainment is provided in a cabaret, nightclub, cocktail lounge or casino showroom in connection with the serving or selling of food, refreshments or merchandise.

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the NGCB and, thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the NGCB of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are also required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability.

     The sale of alcoholic beverages by the Company on the premises of the Casino Resort is subject to licensing, control and regulation by the applicable local authorities. The Company will also be required to apply for and receive a Clark County gaming license. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect upon the operations of the Company.

Employees
     The Company anticipates that it will directly employ approximately 3,800 employees in connection with the Casino Resort. The Company will be required to undertake a major recruiting and training program prior to the opening of the Casino Resort at a time when other major new facilities may be approaching completion and also recruiting employees. The Company believes that it will be able to attract and retain a sufficient number of qualified individuals to operate the Casino Resort. The Company does not know whether or to what extent the Casino Resort's employees will be covered by collective bargaining agreements, as that determination will ultimately be made by the employees. Most, but not all major casino resorts situated on the Strip have collective bargaining contracts covering at least some of the labor force at such sites. The unions currently on the Strip include the Local 226 of the Hotel Employees and Restaurant Employees Union (the "Local"), the Operating Engineers Union and the Teamsters Union. Although no assurances can be given, management does not believe that the representation of its employees by labor unions would have a material impact upon the Company's results of operations, liquidity or financial position.

     The Local has requested the Company to recognize it as the bargaining agent for future employees of the Casino Resort. The Company has declined to do so, believing that the future employees are entitled to select their own bargaining agent, if any. In the past, when other hotel/casino operators have taken a similar position, the Local has engaged in certain confrontational and obstructive tactics, including contacting potential customers, tenants and investors, objecting to various administrative approvals and picketing the opening of the Preview Site at the Casino Resort. The Local has engaged in such tactics with respect to the Casino Resort and may continue to do so. Although the Company believes it will be able to operate despite such dispute, no assurance can be given that it will be able to do so and that such failure would not result in a material adverse effect on the Company.


ITEM 2.--PROPERTIES

     Venetian currently owns approximately 45 acres of land on or near the Strip on the site of the former Sands. Such property includes the site on which the Casino Resort is being constructed and the site on which the Phase II Resort is planned to be constructed. Approximately 14 acres of such land may be transferred to the Phase II Subsidiary upon completion of the subdivision for the Project Site.


ITEM 3.--LEGAL PROCEEDINGS

     The Company and its subsidiaries are parties to various claims and legal actions arising from the construction of the Casino Resort, in the ordinary course of their businesses and in the ordinary course of business of the Sands. Although the amount of any liability that could arise with respect to these claims and actions cannot be accurately predicted, the Company believes that any such liability will not have a material adverse effect on the Company.


ITEM 4.--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 6, 1997, the Sole Stockholder adopted a written consent in lieu of a meeting whereby he approved and consented to the following actions:

   (1) an amendment and restatement of the By-Laws of LVSI;

   (2) an amendment and restatement of the Articles of Incorporation of LVSI (the "New LVSI Articles");

   (3) a stock split, as of November 14, 1997, with respect to the outstanding 50,001 shares of common stock of LVSI, so that each share of such common stock would henceforth be deemed to represent 18.4996 shares of common stock, resulting in 925,000 shares of common stock outstanding on such date; and

   (4) the appointment of himself as Stockholder Director and William J. Raggio as Special Director (as defined herein) of LVSI upon the filing of the New LVSI Articles.

                                    PART II

ITEM 5.--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
     There is no established trading market for the common stock of LVSI and the Company is not aware of any bid quotations for the common stock of LVSI.

Holders
     As of March 27, 1998, the Sole Stockholder was the only holder of record of the common stock of LVSI.

Dividends
     On July 31, 1997 and September 30, 1997, LVSI paid cash dividends of $20.0 million and $7.6 million, respectively, from capital in excess of par value to its Sole Stockholder. The Company's current long-term debt arrangements prohibit or restrict the payment of cash dividends. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Item 8--Financial Statements and Supplementary Data--Notes to Financial Statements--Note 7 Long-Term Debt."

ITEM 6.--SELECTED FINANCIAL DATA

     The historical selected financial data set forth below should be read in conjunction with "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 1997, 1996 and 1995, and the balance sheet data at December 31, 1997 and 1996 are derived from, and are qualified by reference to, the audited historical financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 1994 and 1993 and the balance sheet data at December 31, 1995, 1994 and 1993 are derived from the Company's audited historical financial statements that do not appear herein. The historical results are not necessarily indicative of the results of operations to be expected in the future.

                                                                Year ended December 31,
                                             1997          1996(1)        1995(2)       1994(2)        1993(2)
                                        -------------   -------------   -----------   -----------   ------------
                                                         (In thousands, except per share data)
STATEMENT OF OPERATIONS
Data
 Gross revenues                           $     895       $  44,044      $ 95,469      $  93,182     $  83,652
 Promotional allowances                          --          (3,483)       (7,046)        (6,779)       (6,781)
                                          ---------       ---------      --------      ---------     ---------
 Net revenues                                   895          40,561        88,423         86,403        76,871
 Operating expenses                          (1,727)         99,890        84,449         82,712        80,321
                                          ---------       ---------      --------      ---------     ---------
 Operating income (loss)                      2,622         (59,329)        3,974          3,691        (3,450)
 Interest income (expense), net              (3,142)         (3,666)       (7,352)       (10,190)      (10,679)
                                          ---------       ---------      --------      ---------     ---------
 Loss before extraordinary item (3)            (520)        (62,995)       (3,378)        (6,499)      (14,129)
 Extraordinary item (3)                          --              --            --             --           633
                                          ---------       ---------      --------      ---------     ---------
 Net loss                                 $    (520)      $ (62,995)     $ (3,378)     $  (6,499)    $ (13,496)
                                          =========       =========      ========      =========     =========
Per Share Data
 Loss before extraordinary item           $   (0.56)      $  (68.10)     $  (2.54)     $   (4.13)    $   (8.99)
 Extraordinary item                              --              --            --             --           .40
                                          ---------       ---------      --------      ---------     ---------
 Basic and diluted loss per share         $   (0.56)      $  (68.10)     $  (2.54)     $   (4.13)    $   (8.59)
                                          =========       =========      ========      =========     =========

Other Data
 Capital expenditures                     $ 130,827       $  18,829      $  1,661      $  25,412     $   7,349
 Cash dividends per common share          $   29.84       $      --      $     --      $      --     $      --


                                                                       As at December 31,
                                             1997            1996           1995          1994          1993
                                         ------------    ------------   ------------  ------------   ------------
BALANCE SHEET DATA
 Total assets                             $ 747,767       $ 114,109      $178,099      $ 187,774     $ 161,519
 Long-term debt                             515,612              --       120,066        115,639        81,375
 Stockholders' equity                       111,347         106,335        45,989         53,755        15,364

----------
(1) Results of operations include a charge for the write-down of property and equipment of $45,042 resulting from a revaluation of the Company's assets as of June 30, 1996, the date the Company approved a quasi-reorganization.

(2) Financial data has been restated to reflect the December 1995 merger of LVSI and Nevada Funding Group, Inc. ("NFG"), the common stock of which was owned entirely by the Sole Stockholder (the "NFG Merger").

(3) Extraordinary item represents gain on extinguishment of debt related to merger of NFG referred to above.

ITEM 7.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. See "--Special Note Regarding Forward-Looking Statements."

Development Activities
     In response to increasing competition and rapid market changes, management decided to strategically redirect the Company's business, and on June 30, 1996, the Company closed the Sands and subsequently demolished the facility to make way for a planned Venetian-themed hotel-casino resort.

     The Company is constructing and will own and operate the Casino Resort, a large-scale Venetian-themed hotel, casino, retail, meeting and entertainment complex in Las Vegas, Nevada. The Casino Resort is expected to commence operations in the second quarter of 1999. Formal ground breaking occurred in April 1997. In June 1997, LVSI transferred the Project Site to Venetian. Venetian will lease the Casino Resort to LVSI, which will conduct all gaming operations in the Casino Resort.

     In November and December 1997, the Company entered into the following financings to fund the development and construction costs for the Casino
Resort: (i) an offering of $425.0 million aggregate principal amount of the Mortgage Notes, (ii) an offering of $97.5 million aggregate principal amount of the Senior Subordinated Notes, (iii) the closing of the Bank Credit Facility,
(iv) the closing of the Mall Construction Loan Facility, (v) the execution of an agreement to provide $97.7 million of indebtedness secured by certain furniture, fixtures and equipment (the "FF&E Credit Facility"), (vi) the contribution of $95.3 million in cash provided by the Sole Stockholder and his affiliates and (vii) the closing of an agreement to provide a $70.0 million contribution by the HVAC Provider.

     On December 31, 1997 and December 31, 1996, the Company held cash and cash equivalents of $0.9 million and $0.9 million, respectively. Cash provided by (used in) operating activities was $3.9 million for fiscal year 1997 and $(2.6) million for fiscal 1996, respectively. Restricted cash and investments of $426.9 million represents the remaining proceeds, net of offering and financing costs and capital expenditures, from the sale of mortgage and subordinated notes to finance the Casino Resort.

     The Company utilized operating cash flow, proceeds from preferred interest in Venetian of $77.1 million and proceeds from the sale of $97.5 million of the Senior Subordinated Notes during 1997 and additional stockholder contributions of $11.1 million in 1996 to fund capital expenditures of $130.8 million and $18.8 million for 1997 and 1996, respectively. Capital expenditures were used primarily to fund development related costs of the Casino Resort. The cost of the Casino Resort is currently estimated at approximately $1.0 billion (exclusive of the HVAC Equipment costs and land costs).

Results of Operations
     On June 30, 1996, the Company suspended operations and closed the Sands to begin construction of the Casino Resort. The Company's operating income since June 30, 1996 consists primarily of interest and rental income. The Company's operating expenses since June 30, 1996 primarily consist of employee-related costs, legal and accounting fees and other miscellaneous expenses associated with the winding down and closing of the Sands. Other expenses consist of non-capitalized interest expense associated with the financing of the Company's development of the Casino Resort. Accordingly, the historical results will not be indicative of future operating results.

Year Ended December 31, 1997 compared to the Year Ended December 31, 1996
     Operating Revenues. Overall revenues were impacted by the closure of the Sands in June 1996. Operating revenues during 1996, including casino revenue of $23.1 million, room revenues of $8.5 million and food and beverage revenue of $9.7 million all declined to $0 during the year ended December 31, 1997. Other revenue declined from $2.8 million to $0.9 million.

     Operating Expenses. Overall operating expenses decreased to $(1.7) million from $99.9 million, a decrease of $101.6 million. Declines in casino, rooms, food and beverage and other expenses were directly attributable to no operations during 1997 as a result of the June 1996 closure of the Sands. The credit amount reflected in selling general and administrative expenses of $1.8 million during 1997 results from a reevaluation of the accrued closing costs associated with the closing of the Sands. This amount compares to $18.8 million during 1996. The write down of property and equipment of $45.0 million during 1996 was related to the quasi-reorganization described below.

     Interest Income (Expense). Interest income increased to $ 3.4 million during 1997 from $ 0.5 million during 1996 as a result of investing proceeds received from the offering of the Notes. The increase in interest expense to $
6.6 million during 1997 from $0 during 1996 represents the non-capitalized interest expense resulting from the sale of the Notes in the principal amount of $522.5 million on November 14, 1997 to fund the construction of the Casino Resort.


Year Ended December 31, 1996 compared to the Year Ended December 31, 1995

     Revenues. Overall revenues were impacted by the closure of the Sands in June 1996. Casino revenues declined to $23.1 million from $44.8 million, a decrease of $21.7 million or 48%; room revenues declined to $8.5 million from $15.8 million, a decrease of $7.3 million or 46%; and food and beverage revenues declined to $9.7 million from $18.8 million, a decrease of $9.1 million or 48%. Other income declined to $2.8 million from $8.1 million, a decrease of $5.3 million or 65%, primarily attributable to a loss realized on the disposal of property and equipment auctioned after the closing of the Sands. Rental revenue declined to zero from $8.0 million due to the acquisition by Interface of the Expo Center building and related land and equipment in January 1996. Prior to 1996, the Company leased the Expo Center to Interface for an annual rental of $8.0 million.

     Operating Expenses. Overall operating expenses increased to $99.9 million from $84.4 million, an increase of $15.5 million or 18%. Declines in casino, room, food and beverage, depreciation and amortization, and other operating expenses of $14.7 million, $3.2 million, $6.4 million, $5.0 million and $2.2 million, respectively, were directly attributable to only six months of operations as a result of the June 1996 closing of the Sands. These declines were more than offset by an increase in selling, general and administrative expenses of $1.9 million due primarily to severance and other costs associated with the closing, and a charge for the write-down of property and equipment of $45.0 million related to the quasi-reorganization described below.

     Interest Income (Expense). Interest income was consistent with the prior year. Interest expense to related party declined to $4.1 million from $7.9 million, a decrease of $3.8 million or 48%. The decrease in interest expense to related party was due to the acquisition and subsequent retirement during 1996 by the Company of all the remaining outstanding amounts of certain mortgage notes of LVSI acquired in the NFG Merger (the "Second Mortgage Notes") and Third Mortgage Pay-In-Kind Notes of the Company (the "Third Mortgage Notes").


Liquidity and Capital Resources

     Operation of the Sands Hotel

     Prior to the June 30, 1996 closing of the Sands, the Company utilized operating cash flow and additional stockholder contributions to fund working capital requirements and capital expenditures. No significant capital expenditures were incurred during 1996 related to the Sands.

     In December 1995, the Company completed a merger with NFG through the contribution of all the outstanding common stock of NFG to the Company. At the date of the merger, equity of NFG totaled $27.9 million. As of the merger date, NFG owned $37.0 million of the Company's Second Mortgage Notes purchased from third parties during 1994. The Second Mortgage Notes bore interest at 15% per annum to January 15, 1995, at which time the interest rate was reduced to the short-term quarterly applicable federal interest rate as published by the Internal Revenue Service. The Second Mortgage Notes were retired as part of the merger. Historical interest charges related to those notes totaling $2.3 million in 1995 have been eliminated on the assumption that the notes were retired when repurchased by NFG.

     In April 1995, NFG purchased and retired 41,175 shares of its common stock from three stockholders. The total price paid for these shares was $13.2 million, which has been recorded as a reduction to capital in excess of par value. In August 1995, the Company purchased 647,469 shares of its common stock from the identical three stockholders for $0.2 million. Shares repurchased by the Company have been retired and restored to authorized and unissued common stock. Subsequent to these repurchases, both the Company and NFG were owned by a single stockholder.

     Through 1995, the Company leased the Expo Center to Interface. Pursuant to the operating lease agreement, Interface paid an annual rental of $8.0 million and was responsible for all taxes, insurance, and costs to operate and maintain the facility. During 1996, Interface acquired from the Company the Expo Center at its carrying value of $66.8 million, in exchange for all of the Second Mortgage Notes and a portion of the Third Mortgage Notes of the Company held by Interface. In connection with the transaction, the Company subsequently retired the Second Mortgage Notes and Third Mortgage Notes received and the above lease was canceled. In connection with the 1996 acquisition by Interface of the Expo Center, the Company retired $33.2 million of Second Mortgage Notes and $32.3 million of Third Mortgage Notes and wrote-off remaining capitalized financing costs of $1.6 million which are included in amortization expense. The remaining $59.5 million of Third Mortgage Notes were retired in 1996 by the Company upon contribution by the stockholder of all the remaining notes held by Interface.

     In connection with the closing of the Sands, the Company's sole director and stockholder approved a quasi-reorganization, effective as of June 30, 1996, pursuant to which the Company revalued certain of its assets as of that date. This revaluation, in accordance with the accounting principles applicable to a quasi-reorganization, permitted the Company to eliminate the adjusted accumulated deficit account as of that date, by a charge against capital in excess of par value, and to establish a new retained earnings account for the accumulation of the results of future operations. The quasi-reorganization resulted in an increase in the carrying value of land of $51.7 million and a corresponding decrease of $45.0 million in buildings and other property and equipment net of accumulated depreciation and $6.7 million in severance and related closing costs. The remaining accumulated depreciation was eliminated against the cost basis of the remaining property, and the accumulated deficit of $155.0 million as of June 30, 1996, was transferred to capital in excess of par value.

     Venetian Casino Resort
     As of December 31, 1997, approximately $228.1 million of the total project cost of $1.065 billion (including approximately $70.0 million of HVAC Equipment costs, but excluding land acquisition costs) had been expended or incurred to fund construction and development of the Casino Resort. Of the costs expended or incurred, approximately $95.3 million represents cash contributed by the Sole Stockholder and his affiliates to the Company, and the balance represents proceeds from the Senior Subordinated Notes and year end accruals for construction payables and contractor retention amounts. The remaining $837.4 million of estimated construction and development costs for the Casino Resort is expected to be funded from a combination of (i) borrowings of approximately $150.0 million under the Bank Credit Facility, (ii) gross proceeds from the offering of the Mortgage Notes of approximately $425.0 million, (iii) remaining proceeds from the offering of the Senior Subordinated Notes of approximately $90.5 million (net of original issue discount), (iv) borrowings of approximately $140.0 million under the Mall Construction Loan Facility and (v) borrowings under the FF&E Credit Facility of approximately $97.7 million. In addition, the HVAC Provider will separately contribute up to $70.0 million for the purchase and installation of the HVAC Equipment, which the HVAC Provider will own and operate.

     The Bank Credit Facility consists of (i) multiple draw "Term Loans" (multiple draw term loans of up to $150.0 million) which may be drawn to fund the development and construction of the Casino Resort, and will be available for a period commencing upon the closing date of the Bank Credit Facility (the "Closing Date") and ending on the earlier to occur of (a) April 21, 1999, subject to extension under the Disbursement Agreement (the "Outside Completion Deadline") and (b) Completion, and (ii) "Revolving Loans" (revolving credit loans of up to $20.0 million) which may be drawn to fund certain start-up operational costs of the Casino Resort, and will be available for a period commencing eight months prior to the opening date and ending two years from the initial draw on the Revolving Loans (but in no event later than the second anniversary of Completion) (the "Term Loan Committment Termination Date"), at which time all Revolving Loans must be repaid. The Term Loans mature not later than six years from the Issuance Date (as defined in the Disbursement Agreement) and are subject to quarterly amortization payments which began on the earlier of (i) 120 days after the opening date of the Hotel, Casino or Mall, (ii) the Completion Date (as defined in the Disbursement Agreement) and
(iii) the Outside Completion Deadline. Amortization during the first four quarters following the amortization commencement date will be 3.75% of principal per quarter; during the second four quarters, 5% of principal per quarter; during the third four quarters, 7.5% of principal per quarter; and during the fourth four quarters, 8.75% of principal per quarter. Up to $15.0 million under the Revolving Loans will be available prior to such eight-month period: (i) to fund the purchase of certain furniture, fixtures and equipment to be secured under the FF&E Credit Facility (the "Specified FF&E") (including deposits thereon), with such amounts to be repaid from funds drawn under the FF&E Credit Facility and (ii) to support letters of credit related to the construction of the Casino Resort. All amounts outstanding under the Bank Credit Facility bear interest, at the option of the Company (subject to certain limitations) as follows: (A) with respect to the period prior to the Substantial Completion Date (as defined in the Bank Credit Facility), (i) at a base rate plus 2.00% per annum; or (ii) at a reserve adjusted eurodollar rate plus 3.00% per annum; (B) with respect to outstandings under the Bank Credit Facility for the period between the Substantial Completion Date and ending on the second full fiscal quarter following the Substantial Completion Date, (i) at a base rate plus 1.50%; or (ii) at a reserve adjusted eurodollar rate plus 2.50% per annum; and (C) with respect to outstandings under the Bank Credit Facility for the period commencing on the second full fiscal quarter following the Substantial Completion Date, at a base rate or reserve adjusted eurodollar rate, as the case may be, plus the relevant margin based on certain leverage ratios set forth in the Bank Credit Facility loan agreement.

     The Mall Construction Loan Facility consists of (i) a $105.0 million tranche (the "Tranche A Loan") and (ii) a $35.0 million tranche (the "Tranche B Loan"). Borrowings under the Tranche B Loan will be used to fund the development and construction of the Casino Resort, and were available as of the closing of the Mall Construction Loan Facility. Borrowings under the Tranche A Loan will be used to fund the development and construction of the Casino Resort but will not be drawn until the Tranche B Loan is fully funded. Borrowings under the Tranche A Loan are available until the earlier to occur of (i) Completion and (ii) the Outside Completion Deadline. The Mall Construction Loan Facility matures on May 1, 2000 (unless extended). The interest rate on indebtedness outstanding under the Mall Construction Loan Facility is 275 basis points over 30-day LIBOR, provided that effective as of April 10, 1998, if the Mall Parcel is not a separate legal and tax parcel by July 10, 1998, such interest rate shall be 375 basis points over 30-day LIBOR until such time, if any, as the Mall Parcel becomes a separate legal and tax parcel.

     The FF&E Credit Facility consists of a $97.7 million multiple draw, interim loan prior to completion of the Casino Resort, which converts to a term loan for a period of 60 months after completion of the Casino Resort. If the FF&E Credit Facility is not fully funded on the Project Construction Completion Date (as defined in the Disbursement Agreement), the unused portion of the commitment under the FF&E Credit Facility may be drawn in whole and placed in a cash collateral account and used to fund the purchase and installation of Specified FF&E for a period of 120 days, with any proceeds remaining in such cash collateral account after such 120-day period being used by the lenders under the FF&E Credit Facility (the "FF&E Lenders") to prepay an equivalent portion of the outstanding borrowings at such time. Funding will not be available under the FF&E Credit Facility until the Casino Resort is within eight months of the opening date of the Casino Resort and is subject to certain pre-funding conditions, including, delivery of certain customary legal opinions, filing of UCC-1 financing statements and evidence that the Casino Resort will open within such eight-month period. Interest on the interim loan, if paid on a current basis, will be due quarterly in arrears at a floating rate equal to 30-day reserve adjusted LIBOR plus 375 basis points or at the Base Rate (the greater of the Prime Rate or the Federal Funds Rate plus 50 basis points) plus 100 basis points, whichever the Company elects. Upon the same date as the Project Construction Completion Date but no later than November 1, 1999 (or January 31, 2000 if certain casualty events occur after November 1, 1998 and the Casino Resort can be repaired on or before January 31, 2000) (the "Basic Loan Commencement Date"), but subject to certain conditions, the interim loan will convert to a sixty-month term loan with quarterly amortization payments. Amortization on the FF&E Basic Loan will be 3% of principal for the first four quarters and 5.5% of principal for the last 16 quarters. Interest on the FF&E Basic Loan is expected to be a floating monthly rate calculated at the higher of (a) the reserve-adjusted 30-day LIBOR plus 375 basis points or (b) the eurodollar interest rate margin in effect on the Bank Credit Facility plus 125 basis points.

     The funds provided by these sources (together with amounts to be provided by the HVAC Provider) are expected to be sufficient to develop, construct and commence operations of the Casino Resort, assuming there are no delay costs or construction cost overruns. If there are any delay costs and construction cost overruns, the Company expects to use cash received from the following sources to fund such delay costs and cost overruns (including interest on the Notes):
(i) a Construction Management Contract contingency of approximately $26.1 million, (ii) an owner's contingency of approximately $40.0 million, (iii) the Liquidated Damages Insurance and the proceeds of other (e.g., casualty) insurance policies, (iv) the Construction Manager, Bovis or P&O, pursuant to the Construction Management Contract, the Construction Management Contract Guaranty and the P&O Guaranty, respectively, (v) other third parties, pursuant to their liability to the Company under their agreements with the Company, and
(vi) the Sole Stockholder, pursuant to his liability under the collateralized Completion Guaranty of up to $25.0 million. The Completion Guaranty provides that, subject to certain conditions and limitations, if available funds are not sufficient to fund all construction and development costs, the Sole Stockholder is obligated to fund excess costs up to a maximum aggregate amount of $25.0 million. The Sole Stockholder's obligation to fund such excess construction and development costs is collateralized by $25.0 million of cash or cash equivalents pledged to the Disbursement Agent. If the Sole Stockholder provides funds under the Completion Guaranty, the amount of such funds will be treated as a junior subordinated loan from the Sole Stockholder to Venetian.


     Following the completion of the Casino Resort, the Issuers expect to fund their operations and capital requirements from (i) operating cash flow and (ii) additional indebtedness of up to $20.0 million of revolving loans under the Bank Credit Facility. Assuming an opening of the Casino Resort in April 1999, the aggregate scheduled principal payments due under the Bank Credit Facility and the FF&E Credit Facility will be zero dollars, $25.7 million, $47.2 million, $62.7 million, $72.1 million and $40.0 million, payable in 1998, 1999, 2000, 2001, 2002 and all years thereafter, respectively. In addition, the Company expects that the indebtedness under the Mall Construction Loan Facility will be refinanced upon completion of the Casino Resort. Upon the completion of the Casino Resort and the satisfaction of certain other conditions, pursuant to the Sale and Contribution Agreement, the Mall Construction Subsidiary will transfer the Mall to the Mall Subsidiary. Upon such transfer, the Mall will be released by the Mortgage Note Trustee and the Bank Agent and will not be available as security for the holders of the Mortgage Notes or the indebtedness under the Bank Credit Facility, and the indebtedness under the Mall Construction Loan Facility will either be repaid or assumed by the Mall Subsidiary (with the Company and its subsidiary guarantors being released from all obligations under such indebtedness).


     To finance the obligations of the Mall Subsidiary under the Sale and Contribution Agreement, Goldman Sachs Mortgage Company ("GSMC") and an entity wholly owned by the Sole Stockholder (the "Tranche B Take-out Lender") separately have entered into commitment agreements with the Mall Subsidiary whereby GSMC has agreed to provide debt financing to the Mall Subsidiary of up to $105.0 million (the "Tranche A Take-out Financing") and the Tranche B Take-out Lender has agreed to provide debt financing to the Mall Subsidiary of up to $35.0 million (the "Tranche B Take-out Financing" and, together with the Tranche A Take-out Financing, the "Mall Take-out Financing"). The consummation of the Tranche A Take-out Financing is subject to certain conditions, including completion of the Casino Resort and delivery of legal opinions (including certain substantive non-consolidation opinions). The Mall Subsidiary is not obligated to draw on the Mall Take-out Financings in order to fund its obligations under the Sale and Contribution Agreement and may obtain alternative sources of financing to fund such obligations. Any indebtedness incurred by the Mall Subsidiary (including the Tranche A Take-out Financing) is expected to include material restrictions on the ability of the Mall Subsidiary to pay dividends or to make distributions or loans to the Company and its subsidiaries.


     Although no additional financing for the Casino Resort is currently contemplated (other than that described above), the Company will seek, if necessary and to the extent permitted under the indentures entered into in connection with the issuance of each of the Mortgage Notes and the Senior Subordinated Notes (collectively the "Indentures") and the terms of the Bank Credit Facility and the Mall Construction Loan Facility, additional financing through additional bank borrowings or debt or equity financings. There can be no assurance that additional financing, if needed, will be available to the Company, and, if available, that the financing will be on terms favorable to the Company, or that the Sole Stockholder or any of his affiliates will provide any such financing. Finally, there can be no assurance that new business developments or other unforeseen events will not occur resulting in the need to raise additional funds.


     Phase II Resort

     If the Phase II Subsidiary determines to construct the Phase II Resort, the Phase II Subsidiary will be required to raise substantial debt and/or equity financings. Currently, there are no commitments to fund any portion of the construction and development costs of the Phase II Resort. The Phase II Subsidiary is not subject to any of the restrictive covenants of the debt instruments of the Company (including, without limitation, the covenants with respect to the limitations on indebtedness and restrictions on the ability to pay dividends or to make distributions or loans to the Company and its subsidiaries). Any indebtedness incurred by the Phase II Subsidiary is expected to include material restrictions on the ability of the Phase II Subsidiary to pay dividends or make distributions or loans to the Company and its subsidiaries.

     However, such debt instruments of the Company limit the ability of Venetian, LVSI or any of their subsidiaries to guarantee or otherwise become liable for any indebtedness of the Phase II Subsidiary. Such debt instruments also restrict the sale or other disposition by the Company and its subsidiaries of capital stock of the Phase II Subsidiary, including the sale of any such capital stock to the Sole Stockholder or any affiliate of the Sole Stockholder. In addition, prior to commencement of construction of the Phase II Resort, Venetian has the right to approve the plans and specifications for the Phase II Resort. The development, construction and opening of the Casino Resort is not dependent on the construction and opening of the Phase II Resort. The development of the Phase II Resort may require obtaining additional regulatory approvals. Under its debt instruments, the Company has agreed that it will not commence construction of the Phase II Resort (other than the parking garage on the Phase II Land) until a temporary certificate of occupancy has been issued for the Casino Resort.

Year 2000
     The Company has conducted a review of its financial and sales software, construction job costs software and computer systems in order to identify any adverse effects of the Year 2000 issue. The Year 2000 issue refers to the inability of many computer systems to accurately process dates subsequent to December 31, 1999. Possible Year 2000 problems create risk for a company in that unforeseen problems in its own computer systems or those of its third party suppliers could have a material impact on a company's ability to conduct its business operations. The Company has determined that the internal staff costs as well as consulting and other expenses to prepare its systems for the year 2000 will have no material impact on the Company's expenses during 1998 and 1999 and will not have a material impact on its ongoing operating results. The Company is presently making inquiries to determine whether the Year 2000 issue will have any effect on its suppliers and business partners.

Special Note Regarding Forward-Looking Statements
     Certain statements in this Section and "Business" and elsewhere in this Annual Report on Form 10-K constitute "forward-looking statements." Such forward-looking statements include the discussions of the business strategies of the Company and expectations concerning future operations, margins, profitability, liquidity and capital resources. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks associated with entering into a new venture and new construction, competition and other planned construction in Las Vegas, government regulation related to the casino industry, uncertainty of casino spending and vacationing in casino resorts in Las Vegas, occupancy rates and average daily room rates in Las Vegas, demand for all-suites rooms, the popularity of Las Vegas as a convention and trade show destination, the completion of infrastructure improvements in Las Vegas, including the on-going expansion of McCarran International Airport, and general economic and business conditions which may impact levels of disposable income of consumers and pricing of hotel rooms.

ITEM 7A.--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO FINANCIAL STATEMENTS


                                                                    Page

Report of Independent Accountants                                    34
Consolidated Balance Sheets at December 31, 1997 and 1996            35
Consolidated Statements of Operations for each of the three
 years in the period ended December 31, 1997                         36
Consolidated Statements of Stockholder's Equity for each of the
 three years in the period ended December 31, 1997                   37
Consolidated Statements of Cash Flows for each of the three
 years in the period ended December 31, 1997                         38
Notes to Financial Statements                                        39

     All financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or the notes thereto.

                       Report of Independent Accountants




To the Director and Stockholder of Las Vegas Sands, Inc.


     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholder's equity and of cash flows present fairly, in all material respects, the financial position of Las Vegas Sands, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 3 to the financial statements, the Company approved a quasi-reorganization effective June 30, 1996.




PRICE WATERHOUSE LLP

Los Angeles, California
March 24, 1998

LAS VEGAS SANDS, INC.
Consolidated Balance Sheets
(Dollars in thousands)



                                                                                        December 31,
                                                                                     1997           1996
                                                                                 ------------   ------------
Assets
Current assets:
 Cash and cash equivalents                                                         $    857       $    879
 Restricted cash and investments                                                    341,725
 Other current assets                                                                   213            362
                                                                                   --------       --------
Total current assets                                                                342,795          1,241
 Property and equipment                                                             279,770        111,233
 Restricted investments                                                              85,186
 Deferred offering costs, net                                                        38,618
 Other assets                                                                         1,398          1,635
                                                                                   --------       --------
                                                                                   $747,767       $114,109
                                                                                   ========       ========
Liabilities and Stockholder's Equity
Current liabilities:
 Accounts payable                                                                  $  1,701       $     77
 Construction payables                                                               25,547          2,617
 Other accrued liabilities                                                           16,507          5,080
                                                                                   --------       --------
Total current liabilities                                                            43,755          7,774
Long-term debt                                                                      515,612
                                                                                   --------       --------
                                                                                    559,367          7,774
                                                                                   --------       --------
Preferred Interest in Venetian Casino Resort, LLC, a wholly owned subsidiary         77,053
                                                                                   --------       --------
Commitments and contingencies
Stockholder's equity:
 Common stock, $.10 par value, 3,000,000 shares authorized, 925,000 shares
  issued and outstanding                                                                 92             92
 Capital in excess of par value                                                     112,977        107,445
 Accumulated deficit since June 30, 1996                                             (1,722)        (1,202)
                                                                                   --------       --------
                                                                                    111,347        106,335
                                                                                   --------       --------
                                                                                   $747,767       $114,109
                                                                                   ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS, INC.
Consolidated Statements of Operations
(Dollars in thousands, except per share data)



                                                           Year Ended December 31,
                                                      1997          1996           1995
                                                  -----------   ------------   ------------
Revenues:
 Casino                                            $     --      $  23,058       $ 44,840
 Rooms                                                               8,500         15,765
 Food and beverage                                                   9,713         18,772
 Rental income from related party                                                   8,000
 Other                                                  895          2,773          8,092
                                                   --------      ---------       --------
                                                        895         44,044         95,469
Less--promotional allowances                                        (3,483)        (7,046)
                                                   --------      ---------       --------
 Net revenues                                           895         40,561         88,423
Operating expenses:
 Casino                                                             15,235         29,925
 Rooms                                                               3,531          6,767
 Food and beverage                                                   8,136         14,487
 Other operating                                                     4,377          6,581
 Selling, general and administrative                 (1,827)        18,752         16,863
 Depreciation and amortization                          100          4,817          9,826
 Write-down of property and equipment                               45,042
                                                   --------      ---------       --------
 Total operating expenses                            (1,727)        99,890         84,449
Operating income (loss)                               2,622        (59,329)         3,974
Other income (expense):
 Interest income                                      3,439            450            518
 Interest expense, net of amounts capitalized        (6,581)
 Interest expense to related party                                  (4,116)        (7,870)
                                                   --------      ---------       --------
Net loss                                           $   (520)     $ (62,995)      $ (3,378)
                                                   ========      =========       ========
Basic and diluted loss per share                   $  (0.56)     $  (68.10)      $  (2.54)
                                                   ========      =========       ========

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS, INC.
Consolidated Statements of Stockholder's Equity
(Dollars in thousands)



                                               Common Stock
                                         ------------------------     Capital in
                                             Number                   Excess of      Accumulated
                                             Shares       Amount      Par Value        Deficit         Total
                                         -------------   --------   -------------   ------------   ------------
Balance at December 31, 1994               1,572,469      $ 157      $  143,452      $ (89,854)     $  53,755
Capital Contributions                                                    11,142                        11,142
Distributions                                                            (2,148)                       (2,148)
Net loss                                                                                (3,378)        (3,378)
Purchase of NFG shares from
 Minority stockholders                                                  (13,176)                      (13,176)
Purchase of LVSI shares from
 Minority stockholders                      (647,469)       (65)           (141)                         (206)
                                           ---------      -----      ----------      ----------     ---------
Balance at December 31, 1995                 925,000         92         139,129        (93,232)        45,989
Capital contributions                                                    71,601                        71,601
Net loss for the six months ended
 June 30, 1996                                                                         (61,793)       (61,793)
Elimination of deficit through quasi-
 reorganization at June 30, 1996                                       (155,025)       155,025
Adjustment to assets through
 quasi-reorganization                                                    51,740                        51,740
Net loss for the six months ended
 December 31, 1996                                                                      (1,202)        (1,202)
                                           ---------      -----      ----------      ----------     ---------
Balance at December 31, 1996                 925,000         92         107,445         (1,202)       106,335
Capital contributions                                                    33,132                        33,132
Dividends                                                               (27,600)                      (27,600)
Net loss                                                                                  (520)          (520)
                                           ---------      -----      ----------      ----------     ---------
Balance at December 31, 1997                 925,000      $  92      $  112,977      $  (1,722)     $ 111,347
                                           =========      =====      ==========      =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

                                                                       Year Ended December 31,
                                                                  1997            1996           1995
                                                             -------------   -------------   ------------
Cash flows from operating activities:
Net loss                                                      $     (520)      $ (62,995)     $  (3,378)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
  Depreciation and amortization                                      100           4,817          9,826
  Non-cash interest expense due to related party                                   3,087          4,427
  Loss (gain) on disposal of assets                                                2,906            (43)
  Write-down of property and equipment                                            45,042
  Change in assets and liabilities:
   Other current assets                                             (642)          6,354            (65)
   Other assets                                                      137           3,275            816
   Accounts payable                                                  (77)         (1,306)          (540)
   Other accrued liabilities                                       4,861          (3,780)        (5,678)
                                                              ----------       ---------      ---------
Net cash provided by (used in) operating activities                3,859          (2,600)         5,365
                                                              ----------       ---------      ---------
Cash flows from investing activities:
Increase in restricted cash and investments                     (426,120)
Construction of Casino Resort                                   (130,827)        (18,829)        (1,661)
Proceeds from the sale of fixed assets                                             1,766
                                                              ----------       ---------      ---------
Net cash used in investing activities:                          (556,947)        (17,063)        (1,661)
                                                              ----------       ---------      ---------
Cash flows from financing activities:
Proceeds from capital contributions                               25,500          11,134         11,142
Proceeds from preferred interest in Venetian                      77,053
Proceeds from mortgage notes                                     425,000
Proceeds from senior subordinated notes                           90,500
Payments of deferred offering costs                              (37,387)
Payment of dividends                                             (27,600)
Purchase of NFG common stock                                                                    (13,176)
Purchase of LVSI common stock                                                                      (206)
Distributions to stockholders                                                                    (2,148)
Payments of notes payable and capital lease obligation                                             (118)
                                                              ----------       ---------      ---------
Net cash provided by (used in) financing activities              553,066          11,134         (4,506)
                                                              ----------       ---------      ---------
Net (decrease) in cash and cash equivalents                          (22)         (8,529)          (802)
Cash and cash equivalents at beginning of year                       879           9,408         10,210
                                                              ----------       ---------      ---------
Cash and cash equivalents at end of year                      $      857       $     879      $   9,408
                                                              ==========       =========      =========
The following supplemental disclosures are provided for
the consolidated statement of cash flows:
Cash payments for interest, net of amounts capitalized        $      357       $      --      $      --
                                                              ==========       =========      =========
Interest paid to related parties during the year              $       --       $      --      $   3,261
                                                              ==========       =========      =========
Retirement of notes through stockholder contribution          $       --       $  59,454
                                                              ==========       =========
Acquisition of Expo Center by IGN
 Property and equipment sold                                  $       --       $ (66,775)     $      --
                                                              ----------       ---------      ---------
 Reduction of notes                                                               65,500
 Reduction of other related party liabilities                                      2,288
                                                              ----------       ---------      ---------
 Increase of capital in excess of par value                   $       --       $   1,013      $      --
                                                              ==========       =========      =========
Contribution of land by Sole Stockholder                      $    7,632       $      --      $      --
                                                              ==========       =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS, INC.
Notes to Financial Statements
Note 1 Organization and Business of Company

     Las Vegas Sands, Inc. ("LVSI") is a Nevada corporation. Effective April 28, 1989, LVSI commenced gaming operations in Las Vegas, Nevada, by acquiring the Sands Hotel and Casino (the "Sands"). On June 30, 1996, LVSI closed the Sands and subsequently demolished the facility to make way for a planned two phase hotel-casino resort. The first phase of the hotel casino resort (the "Casino Resort") will include approximately 3,036 suites, casino space approximating 116,000 square feet, approximately 500,000 square feet of convention space, and approximately 500,000 square feet of retail shops and restaurants. In connection with the closing of the Sands, LVSI effected a quasi-reorganization (Note 3).

     The consolidated financial statements as of December 31, 1997 include the accounts of LVSI and its wholly owned subsidiaries (the "Subsidiaries"), including Venetian Casino Resort, LLC ("Venetian"), Grand Canal Shops Mall, LLC (the "Mall Subsidiary"), Lido Casino Resort, LLC (the "Phase II Subsidiary"), Mall Intermediate Holding Company, LLC ("Mall Intermediate"), Grand Canal Shops Mall Construction, LLC ("Mall Construction"), Lido Intermediate Holding Company, LLC ("Lido Intermediate"), Grand Canal Shops Mall Holding Company, LLC, Lido Casino Resort Holding Company, LLC, Grand Canal Shops Mall MM, Inc. and Lido Casino Resort MM, Inc. (collectively, the "Company"). The December 31, 1996 and 1995 periods include only the accounts of LVSI. Each of LVSI and the Subsidiaries is a separate legal entity and the assets of each such entity are intended to be available only to the creditors of such entity.

     Venetian was formed on March 20, 1997 to own and operate certain portions of the Casino Resort. LVSI is the managing member and owns 100% of the common voting equity in Venetian. The entire preferred interest in Venetian is owned by Interface Group Holding Company, Inc. ("Interface Holding"), which is wholly owned by LVSI's sole stockholder (the "Sole Stockholder") (Note 8).

     Mall Intermediate, Mall Construction and Lido Intermediate are special purpose companies, which are wholly owned subsidiaries of Venetian. They are guarantors or co-obligors of certain indebtedness related to the construction of the Casino Resort.

     The Mall Subsidiary is an indirect wholly owned subsidiary of Mall Intermediate and was formed on March 20, 1997 to own and operate the retail mall in the Casino Resort.

     Construction of the Casino Resort commenced in April 1997 and completion is scheduled for the second quarter of 1999. The Company expects to expend approximately $868.0 million (excluding estimated capitalized interest and financing costs of approximately $131.0 million) to complete construction and open the Casino Resort.

     The Company has transacted business with a number of related parties including Interface Group-Nevada, Inc. ("IGN") and Nevada Funding Group, Inc. ("NFG"). The nature of such transactions and the amounts involved are disclosed on the face of the financial statements and in the notes thereto.

     In addition to its gaming operations, the Company also owned and leased the Sands Expo and Convention Center (the "Expo Center") prior to January 1996. As discussed in Note 10, the Expo Center was acquired by IGN in January 1996.

Note 2 Summary of Significant Accounting Policies

Cash and Cash Equivalents
     Cash and cash equivalents consist of cash and short-term investments with original maturities not in excess of 90 days.

Property and Equipment
     Property and equipment are generally stated at cost or, in the case of assets under capital lease, at the present value of future minimum lease payments, calculated as of the date of inception. Owned assets prior to June 30, 1996 were depreciated using the straight-line method over estimated useful lives ranging from three to thirty years.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)
Note 2 Summary of Significant Accounting Policies (continued)

Subsequent to the closing of the Sands, depreciable property and equipment consist of equipment, furniture and fixtures which are being depreciated using the straight-line method over their estimated useful life of five years. Maintenance, repairs and renewals that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains or losses on disposition of property and equipment are included in the statements of operations.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," management reviews assets for possible impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Under SFAS No. 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the assets and their eventual disposition are less than their carrying amounts. See Note 3 for adjustment of carrying values as a result of the quasi-reorganization.

Capitalized Interest
     Interest costs associated with major construction projects are capitalized. Interest is capitalized on amounts expended on the Casino Resort using the weighted-average cost of the Company's outstanding borrowings. Capitalization of interest ceases when the project is substantially complete.

Preopening Costs
     Preopening costs, representing primarily direct personnel and other costs incurred prior to the opening of the Casino Resort are expensed as incurred. No such costs have been incurred as of December 31, 1997.

Debt Discount and Deferred Offering Costs
     Debt discount and offering costs are amortized based on the terms of the related debt instruments using the straight-line method, which approximates the effective interest method. During the year ended December 31, 1997, $0.1 million and $0.5 million of debt discount and offering costs, respectively, have been included in construction in progress.

Per Share Data
     Basic and diluted loss per share are calculated based upon the weighted average number of shares outstanding. The weighted average number of shares outstanding used in the computation of loss per share of common stock was 925,000 in 1997 and 1996 and 1,329,661 in 1995.

Casino Revenue and Promotional Allowances
     In accordance with industry practice, the Company recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of accommodations, food and beverage, and other services furnished to hotel-casino guests without charge is included in gross revenues and deducted as promotional allowances. The estimated cost of providing such promotional allowances has been classified primarily as casino costs and expenses as follows (in thousands):


                               Year Ended December 31,
                             1997      1996        1995
                            ------   --------   ---------
      Rooms                  $--      $  592     $  931
      Food and Beverage                2,348      4,717
      Other                               38        126
                             ---      ------     ------
                             $--      $2,978     $5,774
                             ===      ======     ======

Income Taxes
     LVSI has elected to be taxed as an S Corporation and its wholly owned subsidiaries are limited liability companies, each of which is a tax pass through entity for federal income tax purposes. Nevada does not levy a corporate income tax. Accordingly, no provision for federal or state income taxes is included in the statement of operations.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)
Note 2 Summary of Significant Accounting Policies (continued)

Concentrations of Credit Risk
     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of restricted investments. These restricted investments are placed with a high credit quality financial institution which invests primarily in U.S. Government backed repurchase agreements. At December 31, 1997, the Company had no significant concentrations of credit risk.

Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 Strategic Redirection and Quasi-Reorganization
     During 1996, in response to increasing competition and rapid market changes, management decided to strategically redirect the Company's business. On June 30, 1996, the Company suspended operations and closed the existing Sands property to make way for a new hotel-casino resort (Note 1). As a result, approximately 1,400 employee positions were eliminated. The severance and related closing costs of $6.7 million are included in selling, general and administrative expense for 1996. In December 1997, the Company reevaluated its accrued closing costs and determined the remaining liability to be approximately $0.9 million. As a result, the Company credited the remaining unutilized closing costs of $1.8 million to selling, general and administrative expense.

     In connection with the closing of the Sands (Note 1), the Company's director and sole stockholder approved a quasi-reorganization, effective as of June 30, 1996, pursuant to which the Company revalued certain of its assets as of that date. This revaluation, in accordance with the accounting principles applicable to a quasi-reorganization, permitted the Company to eliminate the adjusted accumulated deficit account as of that date, by a charge against capital in excess of par value, and to establish a new retained earnings account for the accumulation of the results of future operations. The quasi-reorganization resulted in an increase in the carrying value of land of $51.7 million and a corresponding decrease of $45.0 million in buildings and other property and equipment, net of accumulated depreciation and $6.7 million in severance and related closing costs. The remaining accumulated depreciation was eliminated against the cost basis of the remaining property, and the accumulated deficit of $155.0 million as of June 30, 1996, was transferred to capital in excess of par value.

Note 4 Restricted Cash and Investments
     The net proceeds of the Company's 12-1/4% Mortgage Notes due 2004 (the "Mortgage Notes") and its 14-1/4% Senior Subordinated Notes due 2005 (the "Senior Subordinated Notes" and, together with the Mortgage Notes, the "Notes") were deposited into restricted accounts and invested in cash or permitted investments by a disbursement agent for the Company's lenders until required for project costs under the terms of the disbursement agreement with certain of the Company's lenders (the "Disbursement Agreement") (Note 7). Additional amounts have been deposited to other restricted accounts, which are controlled by the Company but which are also restricted as to use under the terms of the Disbursement Agreement. At December 31, 1997, $1.7 million of restricted cash was included in restricted cash and investments.

     At December 31, 1997, all of the Company's investments were classified as held-to-maturity, which consists of securities that management has the ability and intent to hold to maturity. These investments are carried at cost plus accrued interest, which approximates fair value. There were no sales or transfers of securities classified as held-to-maturity during 1997. Scheduled maturities of securities classified as held-to-maturity at December 31, 1997 are summarized as follows (in thousands):


  1998          $340,027
  1999            85,186
                --------
                $425,213
                ========

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)
Note 5 Property and Equipment

     Property and equipment includes costs incurred to construct the Casino Resort and consists of the following (in thousands):


                                                 December 31,
                                               1997         1996
                                            ----------   ----------
      Land and land improvements             $ 93,634     $ 87,523
      Equipment, furniture and fixtures           422          422
      Construction in progress                185,714       23,288
                                             --------     --------
                                             $279,770     $111,233
                                             ========     ========

     The Casino Resort serves as collateral for various financing facilities (Note 7).

     Construction in progress at December 31, 1997 and 1996 consists of payments for construction of the Casino Resort including capitalized interest of $2.2 million and $0 at December 31, 1997 and 1996, respectively.

Note 6 Other Accrued Liabilities
     Other accrued liabilities consist of the following (in thousands):


                                      December 31,
                                    1997         1996
                                 ----------   ---------
      Accrued closing costs       $   924      $3,658
      Accrued interest              7,809
      Construction retention        6,594
      Other accruals                1,180       1,422
                                  -------      ------
                                  $16,507      $5,080
                                  =======      ======

Accrued closing costs consist primarily of accrued medical costs for severed employees and legal costs as a result of the closing of the Sands (Note 3).

Note 7 Long-Term Debt
     Long-term debt consists of the following (in thousands):


                                                                      December 31,
                                                                 -----------------------
                                                                     1997         1996
                                                                 -----------   ---------
      12-1/4% Mortgage Notes, due November 15, 2004                $425,000      $  --
      14-1/4% Senior Subordinated Notes, due November 15, 2005
        (Net of unamortized discount of $6,888)                     90,612          --
                                                                  --------       -----
      Total long-term debt                                        $515,612       $  --
                                                                  ========       =====

     In connection with the financing for the Casino Resort, the Company entered into a series of transactions during 1997 to provide for the development and construction of the Casino Resort:

     Mortgage Notes and Senior Subordinated Notes
     In November 1997, the Company issued $425.0 million aggregate principal amount of the Mortgage Notes and $97.5 million aggregate principal amount of the Senior Subordinated Notes in a private placement. Interest on the Notes is payable each May 15 and November 15, commencing on May 15, 1998.

     The Mortgage Notes are secured by second priority liens on the Note Collateral (defined as real estate improvements and personal property with certain exceptions) and third priority liens on the Mall Collateral (defined as improvements to the retail mall space). Pending disbursement of the proceeds of the Mortgage Notes, the Mortgage Notes also will be secured by a first priority pledge of the proceeds in the Mortgage Notes Proceeds Account (as defined in the Disbursement Agreement). The Senior Subordinated Notes are unsecured. As of December 31, 1997,

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)
Note 7 Long-Term Debt (continued)

no proceeds from the Mortgage Notes and $80.9 million of the proceeds from the Senior Subordinated Notes had been expended. The Notes are redeemable at the option of LVSI and Venetian at prices ranging from 100% to 106.125% during specified years as set forth in the Notes and the indentures pursuant to which the Notes were issued (the "Indentures"). Upon a change in control (as defined in the Indentures), each Note holder may require LVSI and Venetian to repurchase such Notes at 101% of the principal amount thereof (or with respect to the Senior Subordinated Notes, prior to November 15, 1999, the original issue price plus accrued original issue discount) plus accrued interest and other amounts which are then due, if any. The Notes are not subject to a sinking fund requirement.

     The Company is committed under a registration rights agreement to use its reasonable best efforts to effect a registered exchange offer for the Notes or subject to certain conditions, to provide a shelf registration for the Notes. Should the Company not meet certain requirements of the registration rights agreement, liquidated damages in the amount of 0.25% to 2.00% per annum of the aggregate principal amount of the Notes would accrue until such defaults are cured.

     The Senior Subordinated Notes bear cash interest at the rate of 10% per annum, through November 15, 1999 and thereafter at a rate of 141/4% per annum. The Senior Subordinated Notes were sold at a $7.0 million discount to their face amount in order to yield 141/4% per annum to maturity and will accrue to par by the second anniversary date of the issuance.

     Bank Credit Facility
     In November 1997, LVSI, Venetian and a syndicate of lenders entered into a bank credit facility (the "Bank Credit Facility"). The Bank Credit Facility provides up to $150 million in multiple draw term loans to the Company for construction and development of the Casino Resort. The term loans mature not later than the sixth anniversary of the closing date and are subject to quarterly amortization payments which, subject to certain exceptions, begin at the end of either the first or second fiscal quarter following the earlier of
(i) two years after the closing date or (ii) the date completion of the Casino Resort occurs.

     The indebtedness under the Bank Credit Facility is secured by first priority liens on the Note Collateral (other than the Mortgage Notes Proceeds Account) and second priority liens on the Mall Collateral. As of December 31, 1997, no amounts had been drawn under the Bank Credit Facility.

     Up to $20.0 million of additional credit in the form of revolving loans under the Bank Credit Facility is available generally for working capital beginning six months prior to the completion date. The revolving loan will mature on the second anniversary of the initial draw. During the construction of the Casino Resort, up to $15.0 million of the revolving loans will be available to fund purchases of certain furniture, fixtures and equipment (the "Specified FF&E") (including deposits) and provide letters of credit for construction activities. Any amounts borrowed to purchase the Specified FF&E are expected to be repaid from the proceeds of a $97.7 million credit facility secured by the Specified FF&E (the "FF&E Credit Facility").

     Funds borrowed under the Bank Credit Facility bear interest through Project Completion (as defined in the Bank Credit Facility) at (i) a base rate plus 2% per annum or (ii) a reserve adjusted eurodollar rate plus 3% per annum. Upon completion and for six months thereafter, the interest rate will be at (i) a base rate plus 11/2% or (ii) a reserve adjusted eurodollar rate plus 21/2% per annum. From six months after completion, the interest rate will be at a base rate or a reserve adjusted eurodollar rate plus a margin based on certain leverage ratios set forth in the Bank Credit Facility. In January 1998, LVSI and Venetian purchased a eurodollar interest rate cap of up to $75.0 million based on a percentage of the borrowings outstanding under the Bank Credit Facility to limit the interest on the eurodollar component of the loans under the Bank Credit Facility to 9%.

     Under the terms of the Bank Credit Facility, a commitment fee equal to 0.50% per annum times the daily average unused portion under the Bank Credit Facility is payable quarterly in arrears.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)
Note 7 Long-Term Debt (continued)

     Mall Construction Loan Facility
     In November 1997, LVSI, Venetian, Mall Construction and a major non-bank lender entered into a mall construction loan facility to provide up to $140.0 million in financing for the retail mall in the Casino Resort (the "Mall Construction Loan Facility"). The credit facility consists of two loan tranches: a Tranche A loan in the amount up to $105.0 million and a Tranche B loan in the amount up to $35.0 million. All indebtedness under the Mall Construction Loan Facility matures on May 1, 2000 with an option to extend the maturity of such indebtedness to November 14, 2000 based on certain conditions and upon payment of a $0.4 million extension fee.

     The indebtedness under the Mall Construction Loan Facility is secured by first priority liens on the Mall Collateral. Upon completion of the Casino Resort, the retail mall is expected to be transferred to the Mall Subsidiary and the indebtedness under the Mall Construction Loan Facility either will be repaid with the proceeds of borrowings by the Mall Subsidiary or will be assumed by the Mall Subsidiary. As of December 31, 1997, no amounts had been drawn under the Mall Construction Loan Facility.

     The annual interest rate on the facility is 275 basis points over 30-day LIBOR, with a retroactive in the interest rate to 375 basis points over 30-day LIBOR to April 10, 1998 if the retail mall does not become a separate legal and tax parcel prior to July 10, 1998. The increase in the interest rate will cease on the date on which the retail mall becomes a separate legal and tax parcel.

     The Company has obtained commitments to refinance the Mall Construction Loan Facility upon the completion of the retail mall under specified conditions. The availability of such commitments are subject to certain conditions, including the delivery of certain legal opinions.

     FF&E Financing
     In December 1997, the FF&E Credit Facility was entered into with certain lenders (the "FF&E Lenders") to provide $97.7 million of financing for the Specified FF&E and an electrical substation. The financing provides for an interim loan during construction and a 60-month basic term loan after completion of the Casino Resort. Funds are generally available either three months prior to the anticipated project construction completion date if the Company elects to accrue interim loan interest or eight months prior to completion should the Company elect to pay interest currently. In the initial and subsequent draws, the FF&E Lenders will reimburse the Company for any amounts spent by the Company for Specified FF&E prior to the initial draw.

     Under the terms of the FF&E Credit Facility, a commitment fee equal to 0.50% per annum times the daily average unused portion under the FF&E Credit Facility is payable monthly in arrears.

     Interest on the interim loan is at a floating rate equal to the 30-day reserve adjusted LIBOR plus 375 basis points or at a base rate (the greater of the prime rate or the federal funds rate plus 50 basis points) plus 100 basis points. If the Company elects to pay interest on the interim loan currently, interest is due quarterly in arrears.

     Interest on the basic term loan is a floating monthly rate calculated at the higher of (a) the reserve adjusted 30-day LIBOR plus 375 basis points or
(b) the eurodollar interest rate margin in effect on the Bank Credit Facility plus 125 basis points. Amortization on the FF&E basic loan will be 3% of the principal for the first four quarters following the opening of the Casino Resort and 5.5% of the principal for the next 16 quarters.

     As of December 31, 1997, no amounts had been drawn under the FF&E Credit Facility.

     The debt instruments described above contain certain covenants and restrictions that among other things, limit the ability of the Company and/or certain subsidiaries to incur additional indebtedness, issue disqualified stock or equity interests, pay dividends or make other distributions, repurchase equity interests or certain indebtedness, create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell assets of the Company without prior approval of the lenders or noteholders.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)
Note 7 Long-Term Debt (continued)

     Additionally the Company is a party to certain intercreditor arrangements, including certain intercreditor agreements and the Disbursement Agreement. The intercreditor agreements set forth the lenders interests and claims in the Company's assets as collateral for borrowings. The Disbursement Agreement establishes conditions to and the sequencing of funding construction costs and procedures for approving construction change orders and amendments to the construction budget and schedule.

     As support for the development of the Casino Resort, the Sole Stockholder or his affiliates have provided the following:

    (i) a $25.0 million construction completion guaranty collateralized by cash or cash equivalents. Such construction completion guaranty may be increased under certain circumstances for scope changes (as defined in the Disbursement Agreement) to the Casino Resort;

   (ii) a $35.0 million guarantee of the Mall Construction Loan Facility and a commitment to provide $35.0 million to refinance a portion of the Mall Construction Loan Facility, collateralized by cash or cash equivalents; and

  (iii) a $20.0 million unsecured guaranty of the take-out financing for the Mall Construction Loan Facility of $105.0 million.

     Scheduled maturities of long-term debt outstanding at December 31, 1997 are summarized as follows: $0 in each of the years 1998 through 2002 and $515.6 million thereafter.

     Construction Loan Payable
     In 1997, interim construction financing of up to $45.0 million was available. The interest rate was based on the eurodollar rate and averaged 5.9% during 1997. Approximately $30.1 million was borrowed during 1997 and repaid upon the closing of the offering of the Notes and other project financings in November 1997.

Note 8 Preferred Interest in Venetian Casino Resort, LLC
     During 1997, Interface Holding contributed $77.1 million in cash to Venetian in exchange for a Series A preferred interest (the "Series A Preferred Interest") in Venetian. The Series A Preferred Interest is non-voting, accrues no preferred return and is not subject to mandatory redemption or redemption at the option of the holder. The Series A Preferred Interest may, at any time, be converted into a Series B preferred interest in Venetian (the "Series B Preferred Interest"). The rights of the Series B Preferred Interest are the same as the Series A Preferred Interest except that the Series B Preferred Interest will accrue a preferred return of 12% and commencing in November 2009, distributions must be made to the extent of the positive capital account of the holder. Subject to the restrictions in the debt instruments of the Company, distributions on both the Series A Preferred Interest and Series B Preferred Interest may be made at any time at the option of the Company. As of December 31, 1997, there were no distributions of preferred interest or preferred return paid or accrued.

Note 9 Stockholder's Equity
Increase in Shares Authorized and Outstanding
     In November 1997, the Company's Board of Directors increased the number of authorized shares of LVSI from 100,000 to 3,000,000 and authorized and consented to increase the number of shares outstanding with respect to the outstanding shares of common stock of LVSI, so that each share of such common stock would henceforth be deemed to represent 18.4996 shares of common stock, resulting in 925,000 shares of common stock outstanding on such date. The par value remained $.10 per share. All references to share and per share data herein have been adjusted retroactively to give effect to the change in shares outstanding.

Share Repurchases
     In December 1995, LVSI completed a merger with NFG, accounted for at historical cost in a manner similar to a pooling of interests, through the contribution of all of the outstanding common stock of NFG to the Company. In April 1995, NFG purchased and retired 41,175 shares of its common stock from three stockholders. The total

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)
Note 9 Stockholder's Equity (continued)

price paid for these shares was $13.2 million, which has been recorded as a reduction to capital in excess of par value. In August 1995, LVSI purchased 647,469 shares of its common stock from the identical three stockholders for $206,000. Shares repurchased by LVSI have been retired and restored to authorized and unissued common stock. Subsequent to these repurchases, both LVSI and NFG were owned by the Sole Stockholder.


1997 Fixed Stock Option Plan
     The Company established a nonqualified stock option plan which provides for the granting of stock options pursuant to the applicable provisions of the Internal Revenue Code and regulations. The stock option plan provides for the granting of up to 75,000 shares of common stock to officers and other key employees of the Company.

     Upon approval of the plan by the Nevada Gaming Commission, options are intended to be granted to fulfill commitments under long-term employment agreements with certain key executives. As part of the employment agreements, the Company committed to grant each executive options to purchase shares of the Company's common stock at an exercise price to be determined by a formula involving the value of LVSI's land and certain capital contributions. If fully exercised, shares acquired under such options would represent approximately 5% of the Company's then-outstanding stock.


Dividends
     During the year ended December 31, 1997, LVSI declared and paid liquidating cash dividends totaling $27.6 million from capital in excess of par value, to its Sole Stockholder.


Note 10 Related Party Transactions
     Prior year's financial statements include significant transactions and balances involving affiliates of the Company. Interest expense relating to the Second Mortgage Notes and the Third Mortgage PIK Notes totaling $4.1 million and $7.9 million in 1996 and 1995, respectively, was paid or was payable to IGN. In addition, through 1995, the Company leased the 1,150,000 square foot Expo Center to IGN. Pursuant to the operating lease agreement, IGN paid an annual rental of $8.0 million and was responsible for all taxes, insurance, and costs to operate and maintain the facility. During 1996, IGN acquired from the Company the Expo Center building and related land and equipment at its carrying value of $66.8 million in exchange for all of the Second Mortgage Notes and a portion of the Third Mortgage Notes of the Company held by IGN totaling $65.5 million. In connection with the transaction, the above lease was canceled, and the Company subsequently retired the Second and Third Mortgage Notes received including $59.5 million of Third Mortgage Notes previously held by IGN and contributed by the Sole Stockholder.


Note 11 Commitments and Contingencies


Construction Costs
     Ground breaking for the Casino Resort occurred in April 1997. The redevelopment of the site of the Sands is expected to be completed in two phases (with the first phase being construction of the Casino Resort), subject to receipt of appropriate regulatory approvals, permits and licenses. There can be no assurance, however, as to when, or if, such construction will be completed due to risks and uncertainties inherent in the development process. The cost of the Casino Resort is currently estimated at approximately $1 billion. In connection with the construction of the Casino Resort, the Company has signed a construction management agreement (the "Construction Management Agreement") with a major construction management firm (the "Construction Manager"). Such agreement provides for a maximum guaranteed price for certain construction costs currently set at $547.8 million and a guaranteed completion period of 24 months from the effective starting date of construction. As of December 31, 1997, the Company was committed to approximately $300 million for capital expenditures relating to the Casino Resort.

     Development costs are funded first from the proceeds of the Senior Subordinated Notes and then pro rata among the proceeds of the Mortgage Notes and draws on the Bank Credit Facility and the Mall Construction Loan Facility

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)
Note 11 Commitments and Contingencies (continued)

(Note 7). Upon subdivision of the site of the Sands, the land for the second phase of the redevelopment of the site of the Sands may be released from the Note Collateral and transferred to the Phase II Subsidiary, which is not a guarantor of the Notes or any other indebtedness of LVSI or Venetian.

Energy Services Agreement
     During 1997, the Company entered into an energy services agreement with a heating and air conditioning ("HVAC") provider. Under the terms of the energy services agreement and other separate energy services agreements, HVAC energy and services will be purchased by the Company, the Mall Subsidiary, its mall tenants and IGN over initial terms of 10 years with an option to collectively extend the terms of their agreements for two consecutive five year periods.

     Pursuant to the Construction Management Agreement, the HVAC plant is being constructed by the Construction Manager on land owned by the Company and leased to the HVAC provider. The HVAC equipment is and will be owned by the HVAC provider, which will pay all costs ("HVAC Costs") in connection with the purchase and installation of the HVAC equipment, up to $70.0 million. As of December 31, 1997, HVAC Costs totaled $8.4 million.

     The charges payable under the separate energy services agreements will include a fixed component applied to the HVAC Costs paid by the HVAC provider and reimbursement of operational and related costs.

Litigation
     The Company is party to litigation matters and claims related to its operations. The financial statements include provisions for estimated losses related thereto. Management, based upon advice from legal counsel, does not expect that the final resolution of these matters will have a material impact on the financial position and results of operations of the Company.

Note 12 Summarized Financial Information
     Venetian, Mall Intermediate, Mall Construction, and Lido Intermediate (collectively, the "Subsidiary Guarantors") are wholly owned subsidiaries of LVSI. Venetian and LVSI are co-obligors of the Notes and certain other indebtedness related to construction of the Casino Resort and are jointly and severally liable for such indebtedness. The Subsidiary Guarantors have jointly and severally guaranteed (or are co-obligators of) such debt on a full and unconditional basis (other than indebtedness under the Mall Construction Loan Facility which is guaranteed only by Mall Intermediate and Mall Construction). No other subsidiary of LVSI is an obligor or guarantor of any of the Casino Resort financing. No summarized financial information is presented for any non-guarantor subsidiaries of the Company, as they had no assets or results of operations from inception through December 31, 1997. Separate financial statements and other disclosures concerning each of Venetian and the Subsidiary Guarantors are not presented because management believes that they are not material to investors. Summarized financial information of LVSI, Venetian and the Subsidiary Guarantors on a combined basis as of and for the year ended December 31, 1997 is as follows (in thousands):

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)
Note 12 Summarized Financial Information (continued)

                           CONDENSED BALANCE SHEETS


                                                      Venetian
                                                       and the      Consolidating/
                                      Las Vegas      Subsidiary      Eliminating
                                     Sands, Inc.     Guarantors        Entries          Total
                                    -------------   ------------   ---------------   ----------
Cash and cash equivalents              $    142       $    715       $       --       $    857
Restricted cash and investments                        341,725                         341,725
Amounts due from Venetian                   894                            (894)
Other current assets                        118             95                             213
                                       --------       --------       ----------       --------
 Total current assets                     1,154        342,535             (894)       342,795
                                       --------       --------       ----------       --------
Property and equipment, net                            279,770                         279,770
Restricted investments                                  85,186                          85,186
Investment in Venetian                  114,132                        (114,132)
Deferred offering costs, net                            38,618                          38,618
Other assets                              1,358             40                           1,398
                                       --------       --------       ----------       --------
                                       $116,644       $746,149       $ (115,026)      $747,767
                                       ========       ========       ==========       ========
Accounts payable                       $     --       $  1,701       $       --       $  1,701
Construction payables                                   25,547                          25,547
Amounts due to LVSI                                        894             (894)
Other accrued liabilities                 2,045         14,462                          16,507
                                       --------       --------       ----------       --------
 Total current liabilities                2,045         42,604             (894)        43,755
Long-term debt                                         515,612                         515,612
                                       --------       --------       ----------       --------
                                          2,045        558,216             (894)       559,367
                                       --------       --------       ----------       --------
Preferred interest in Venetian                          77,053                          77,053
                                       --------       --------       ----------       --------
Stockholder's equity                    114,599        110,880         (114,132)       111,347
                                       --------       --------       ----------       --------
                                       $116,644       $746,149       $ (115,026)      $747,767
                                       ========       ========       ==========       ========

                      CONDENSED STATEMENTS OF OPERATIONS


                                             Venetian
                                              and the      Consolidating/
                             Las Vegas      Subsidiary      Eliminating
                            Sands, Inc.     Guarantors        Entries          Total
                           -------------   ------------   ---------------   -----------
Revenues                     $    895        $     --           $--          $    895
Operating expenses             (1,727)                                         (1,727)
                             --------        --------           ---          --------
Operating income                2,622                                           2,622
Other income (expense):
 Interest income                  110           3,329                           3,439
 Interest expense                              (6,581)                         (6,581)
                             --------        --------           ---          --------
Net income (loss)            $  2,732        $ (3,252)          $--          $   (520)
                             ========        ========           ===          ========

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)
Note 12 Summarized Financial Information (continued)

                      CONDENSED STATEMENTS OF CASH FLOWS



                                                                    Venetian
                                                                     and the      Consolidating/
                                                    Las Vegas      Subsidiary      Eliminating
                                                   Sands, Inc.     Guarantors        Entries           Total
                                                  -------------   ------------   ---------------   -------------
Net cash provided by (used in) operating
 activities                                         $    (838)     $    4,697          $--          $    3,859
                                                    ---------      ----------          ---          ----------
Cash flows from investing activities:
 Increase in restricted cash and investments                         (426,120)                        (426,120)
 Purchases of property and equipment, net             (25,399)       (105,428)                        (130,827)
                                                    ---------      ----------          ---          ----------
Net cash used in investing activities                 (25,399)       (531,548)          --            (556,947)
                                                    ---------      ----------          ---          ----------
Cash flows from financing activities:
 Proceeds from capital contributions                   25,500                                           25,500
 Proceeds from preferred interest in Venetian                          77,053                           77,053
 Proceeds from mortgage notes                                         425,000                          425,000
 Proceeds from senior subordinated notes                               90,500                           90,500
 Proceeds (payments) of intercompany
 dividends                                             27,600         (27,600)
 Payments of deferred offering costs                                  (37,387)                         (37,387)
 Payments of dividends                                (27,600)                                         (27,600)
                                                    ---------      ----------          ---          ----------
Net cash provided by financing activities              25,500         527,566           --             553,066
                                                    ---------      ----------          ---          ----------
Increase in cash and cash equivalents                    (737)            715                              (22)
Cash and cash equivalents at beginning of
 period                                                   879                                              879
                                                    ---------      ----------          ---          ----------
Cash and cash equivalents at end of period          $     142      $      715          $--          $      857
                                                    =========      ==========          ===          ==========

ITEM 9.--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

                                   PART III


ITEM 10.--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     LVSI has a Board of Directors comprised of two persons. One director is the Sole Stockholder, who has two votes for all matters before the Board of Directors. In the event that LVSI increases the number of directors comprising the Board of Directors, the number of votes which the Sole Stockholder has will be increased so that the Sole Stockholder will have one more vote than the number of votes of all of the other directors aggregated. The second director, the Special Director, is unaffiliated with the Sole Stockholder or any other affiliate of the Sole Stockholder, has no other position with LVSI or Venetian and has one vote for all matters before the Board of Directors. To the extent the Special Director receives compensation, it is paid by LVSI from sources unrelated to and independent from the Sole Stockholder and its affiliates (other than LVSI and Venetian). The Special Director is required to file an application for a gaming license with the Nevada Gaming Authorities.


     The table below sets forth the executive officers and the directors of the Company.


          Name             Age                          Position
-----------------------   -----   ---------------------------------------------------
Sheldon G. Adelson        64      Chairman of the Board, Chief Executive Officer and
                                  Director
William J. Raggio         71      Special Director
William P. Weidner        51      President and Chief Operating Officer
Bradley H. Stone          43      Executive Vice President
Robert G. Goldstein       42      Senior Vice President
David Friedman            41      Assistant to Chairman of the Board and Secretary
Harry D. Miltenberger     54      Vice President--Finance

     Sheldon G. Adelson has been the Chairman of the Board, Chief Executive Officer and a director of the Company since April 1988 when the Company was formed to own and operate the former Sands Hotel. Mr. Adelson has extensive experience in the convention, trade show, tour and travel businesses. Mr. Adelson also has investments in other business enterprises. He has been President and Chairman of Interface since the mid-1970s and Chairman of Interface Group-Massachusetts Inc. since 1990. Mr. Adelson created and developed the COMDEX Trade Shows, including the COMDEX Fall Trade Show, the world's largest computer show, all of which were sold to Softbank Corporation in April 1995.


     William J. Raggio was elected as Special Director of the Company upon consummation of the Offering in November 1997. Since 1991, Mr. Raggio has been an attorney and shareholder in the law firm of Vargas & Bartlett and since 1972, has served as an elected member of the Nevada State Senate, holding the positions of Senate Majority Leader and Chairman of the Finance Committee. Mr. Raggio is also a member of the Board of Directors of Sierra Health Services and a member of the Board of Directors and an Executive Vice President of Santa Fe Gaming Corp. since 1984 and 1987, respectively.


     William P. Weidner has been the President and Chief Operating Officer of the Company since December 1995. From 1985 to 1995, Mr. Weidner was President and Chief Operating Officer and served on the board of Pratt Hotel Corporation. From February 1991 to December 1995, Mr. Weidner was also the President of Pratt's Hollywood Casino-Aurora subsidiary and from June 1992 until December 1995, he served on the board of the Hollywood Casino Corporation. Since September 1993, Mr. Weidner has served on the Board of Directors of Shorewood Packaging Corporation. Mr. Weidner directed the opening of Hollywood Casino, one of Chicago's first riverboat casino hotels, New York City's Maxim's de Paris (now the Peninsula), and hotels in Orlando and Palm Springs.


     Bradley H. Stone has been Executive Vice President of the Company since December 1995. From June 1984 through December 1995, Mr. Stone was President and Chief Operating Officer of the Sands Hotel in Atlantic City. Mr. Stone also served as an Executive Vice President of the parent Pratt Hotel Corporation from June 1986 through December 1995.


     Robert G. Goldstein has been Senior Vice President of the Company since December 1995. From 1992 until joining the Company in December 1995, Mr. Goldstein was the Executive Vice President of Marketing at the Sands in Atlantic City as well as an Executive Vice President of the parent Pratt Hotel Corporation.

     David Friedman has been Assistant to the Chairman of Interface since October 1995. Subsequently, Mr. Friedman became both Assistant to the Chairman of the Company and Secretary of the Company. Mr. Friedman is also an officer of other companies owned by Mr. Adelson. Prior to joining the Company, Mr. Friedman was the Senior Vice President of Development and Legal Affairs for President Casinos, Inc. from May 1993 to October 1995. He was Vice President and General Counsel to Resorts International from 1990 to December 1993. Mr. Friedman also held various positions at Bally's in Atlantic City.

     Harry D. Miltenberger is a certified public accountant and has been Vice President--Finance of the Company since February 1997. From March 1995 until February 1997 he was Senior Vice President and Chief Financial Officer of SUB, a banking company; from April 1993 to March 1995 he was a Director of Winco Product Corp. From February 1988 to December 1994, Mr. Miltenberger was Chief Financial Officer of SPOA Inc., a real estate development company.


ITEM 11.--EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning the compensation for the last completed year of those persons who were, at December 31, 1997, the five highest paid executive officers of LVSI, which is the managing member of Venetian. In 1996, LVSI had only four paid executive officers. Sheldon G. Adelson, the Chairman of the Board and Chief Executive Officer of LVSI, received no compensation in 1996 and 1997. Notwithstanding the foregoing, in future years, LVSI plans to provide salary, bonus or other compensation to Mr. Adelson in his capacity as Chairman of the Board and Chief Executive Officer of LVSI. Under the limited liability company agreement of Venetian, LVSI is entitled to be reimbursed for all expenses incurred in connection with its activities as the managing member of Venetian, including all employee compensation costs.





                                                                               Long Term
                                                                              Compensation
                                                                                 Awards
                                                                             -------------
                                                      Annual Compensation      Securities      All Other
                                                    ----------------------     Underlying     Compensation
       Name and Principal Position          Year       Salary       Bonus       Options           (1)
----------------------------------------   ------   -----------   --------   -------------   -------------
William P. Weidner                         1997      $794,915      50,000         --            $ 6,570
 President and Chief Operating Officer     1996       772,717          --         --             26,832

Bradley H. Stone                           1997       510,430      40,000         --                918
 Executive Vice President                  1996       493,606          --         --             20,697

Robert G. Goldstein                        1997       384,220      40,000         --                918
 Senior Vice President                     1996       369,770          --         --             15,859

David Friedman                             1997       228,654      90,000         --                816
 Assistant to Chairman of the              1996       196,154          --         --             21,849
 Board and Secretary

Harry D. Miltenberger                      1997       147,769      30,000         --             12,307
 Vice President-Finance                    1996            --          --         --                 --

----------
(1) Represents entertainment and other miscellaneous expenses.


Employment Agreements

     William P. Weidner, Bradley H. Stone and Robert Goldstein each has an employment agreement (collectively, the "Employment Agreements") with the Company continuing through December 31, 2000 (the "Initial Term"). The agreements originally had a termination date of December 31, 1998, but have been extended by the Company through December 31, 2000, in accordance with two-year extension rights of the Company. If the Nevada Gaming Authorities refuse to grant the officers licenses, the Employment Agreements terminate. Pursuant to the Employment Agreements, the officers have such powers, duties and responsibilities as are generally associated with their offices, as may be modified or assigned by the Chairman of the Board of Directors (or the President in the case of Mr. Stone and Mr. Goldstein), and subject to the supervision of the Board of Directors (and the President in the case of Mr. Stone and Mr. Goldstein). The agreements provide that, during the terms of their employment, the officers will not engage in any other business or professional pursuit unless consented to by the Company in writing.

     The terms of the Employment Agreements provide for an annual base salary for Mr. Weidner, Mr. Stone and Mr. Goldstein of $794,915, $510,430 and $384,220, respectively. The foregoing salaries are subject to cost-of-living adjustments, effective January 1, 1999, if no written incentive compensation plans have been established for the executives prior to January 1, 1999. The employment agreements also provide for the grant of options to acquire shares of common stock of the Company representing 2%, 1.5% and 1.0%, respectively, of the shares issued and outstanding upon the issuance of all shares for which options have been granted under the Employment Agreements. However, none of such options are effective for any purpose whatsoever until and unless the grant of such options has been approved by the Nevada Commission. See "--Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan." The officers are also entitled to receive other employee benefits of the Company. The agreements may be terminated by either the Company or the officer upon proper notice, pursuant to the terms of the Employment Agreements. Under the agreements, in the event of a Cause Termination, Breach Termination, Voluntary Termination or Licensing Termination (each as defined therein), all salary and benefits shall immediately cease subject to any requirements of law, all unexercised options shall be canceled and forfeited and all shares of common stock held shall be redeemed by the Company at a price equal to the lesser of the exercise price of such shares or the Fair Market Value (as defined therein) on the date of termination, payable in sixty equal consecutive monthly installments with interest at the Applicable Federal Rate (as defined therein). In the event of a Company Breach Termination, Constructive Termination or Involuntary Termination (each as defined therein), the Company is obliged to pay to the officer involved his salary for the rest of the term of the Employment Agreement until the officer becomes gainfully employed elsewhere, in which event the Company is obliged to pay the difference in the income earned in such other employment and the salary payable under the agreement with the Company. The amount that the officer is entitled to receive upon termination will depend upon the amount of time remaining in the term of such agreement as of the date of the officer's termination of employment. If a Company Breach Termination, Constructive Termination or Involuntary Termination occurred with respect to Mr. Weidner, Mr. Stone and Mr. Goldstein on December 31, 1997, the amounts that Mr. Weidner, Mr. Stone and Mr. Goldstein would have been entitled to receive pursuant to their Employment Agreements as continued salary through December 31, 2000 would have been $2,318,151, $1,480,818 and $1,109,310, respectively, based on their salaries of $772,717, $493,606 and $369,770, respectively. Such amounts would have been subject to mitigation, as described above, if the officer became gainfully employed elsewhere. In addition, all unexercised options shall be canceled and forfeited and all shares of the Company held by the officer shall be redeemed by the Company at a price equal to the greater of the exercise price for such shares or the Fair Market Value on the date of termination, payable in 36 equal consecutive monthly installments with interest at the Applicable Federal Rate. In the case of a Death Termination (as defined therein), salary shall be paid through the date of death, all unexercised options shall be automatically cancelled, and all shares of the Company held by the officer shall be redeemed by the Company for a price payable by the Company to the officer's estate equal to all sums paid by the officer for the shares plus the difference between (x) the exercise price paid for the shares and (y) the Fair Market Value of such shares, payable in 36 equal consecutive monthly installments with interest at the Applicable Federal Rate. In the case of Disability Termination, salary, less any applicable disability insurance payments, shall be continued for a period of six months following the date of termination and all options and shares shall be treated in the same way as upon a Death Termination. The employment agreements may not be amended, changed, or modified except by a written document signed by each of the parties.


Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan

     The Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan (the "Plan") provides for 75,000 shares of common stock of the Company to be reserved for issuance by the Company to officers and other key employees or consultants of the Company or any of its Affiliates or Subsidiaries (each as defined in the Plan) pursuant to options granted under the Plan. None of the options granted under the Plan will become effective for any purpose whatsoever until and unless the grant of such options has been approved by the Nevada Commission. The purpose of the Plan is to promote the interest of the Company and its Stockholder by (i) attracting and retaining exceptional officers and other key employees and consultants to the Company and its Affiliates and Subsidiaries and (ii) enabling such individuals to participate in the long-term growth and financial success of the Company. The Board of Directors has the authority to determine the participants to whom options are granted, the number of shares covered by each option or any repurchase or other disposition of shares thereunder, the exercise price therefor, and the conditions and limitations applicable to the exercise of the option. The Board of Directors is authorized to make adjustments in the terms and conditions of, and the criteria included in, options, in the case of certain unusual or nonrecurring events, whenever the Board of Directors determines that such adjustments are appropriate in order to prevent dilution or enlargement of benefits or potential benefits under the Plan. In the event of any Acceleration Event (as defined in the Plan) any outstanding options then held by the participants which are unexercisable or otherwise unvested, shall automatically become fully vested and shall be exercisable pursuant to the applicable award agreement. The Plan provides that the Sole Stockholder may, at any time, assume the Plan or certain obligations under the Plan, in which case the Sole Stockholder will be the administrator of the Plan, the issuer of the Options, and will have all the rights, powers, and responsibilities granted to the Company or the Board of Directors under the Plan with respect to such assumed obligations. The terms of the options are set forth in individual award agreements between the Company (or the Sole Stockholder) and each participant.
     The Board of Directors may amend, alter, suspend, discontinue or terminate the Plan or any portion thereof at any time, provided that such shall not be made without Shareholder approval if such approval is necessary to comply with any tax or regulatory requirement applicable to the plan and provided that any such amendment, alteration, suspension, discontinuance or termination that would impair the rights of any holder of an option already granted shall not be effective without the holder's consent. The Plan expires, and no options may be granted under the Plan after the year 2007.
     Upon approval of the Plan by the Nevada Commission, options are intended to be granted under the Plan to Mr. Weidner, Mr. Stone, Mr. Goldstein, Mr. Friedman and Mr. Miltenberger (the "Optionees") to acquire shares representing 2%, 1.5%, 1.0%, 0.5% and 0.1%, respectively, of the common stock of the Company. The Plan allows Mr. Adelson to assume the obligations under the Plan relating to such options and to enter into award agreements with the Optionees. The options are expected to be subject to certain vesting and forfeiture provisions. If the Optionee's employment with the Company is terminated for any reason, all unvested shares shall be forfeited. The options expire on the earlier of (i) the eighth anniversary of the date of grant, (ii) the date three days prior to a Change in Control Acceleration Event (as defined in the Plan),
(iii) the date three days prior to a Public Offering Acceleration Event (as defined in the Plan) and (iv) the participant's termination of employment (after receipt of any applicable notice as provided for in the Plan). Shares issued to the Optionees pursuant to the exercise of an option and held (and vested) at the time of the Optionee's termination of employment are subject to redemption by the Company or Mr. Adelson, if he so issued them, in accordance with the terms of the applicable award agreements of the Optionees and for Messrs. Weidner, Stone and Goldstein, also consistent with the terms of the Employment Agreements, as described in "--Employment Agreements" above.

ITEM 12.--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth certain information as of March 27, 1998 with respect to the beneficial ownership of the common stock of LVSI by (i) each person who, to the knowledge of LVSI, beneficially owns more than 5% of its outstanding common stock, (ii) the directors of LVSI, (iii) all executive officers named in the summary compensation table in "Item 11--Executive Compensation" and (iv) all executive officers and directors of LVSI as a group.


                                                            Shares of
                                                             Common
Beneficial Owner(1)                                           Stock      Percentage
--------------------------------------------------------   ----------   -----------
Sheldon G. Adelson                                          925,000         100%
William J. Raggio                                                 0           0%
William P. Weidner (2)                                            0           0%
Bradley H. Stone (2)                                              0           0%
Robert G. Goldstein (2)                                           0           0%
David Friedman (2)                                                0           0%
Harry Miltenberger (2)                                            0           0%
All executive officers and the directors of the Company
 as a group                                                 925,000         100%

----------
(1) The address of each person named below is c/o the Company, 3355 Las Vegas Boulevard South, Room 1A, Las Vegas, Nevada 89109.

(2) Does not include options to purchase common stock of the Company not exercisable within 60 days of the date hereof. In connection with the development of the Casino Resort and pursuant to the terms of each of their employment agreements or other agreements with the Company, each of Messrs. Weidner, Stone, Goldstein, Friedman and Miltenberger are to be granted options to purchase common stock of LVSI representing 2.0%, 1.5%, 1.0%, 0.5% and 0.1%, respectively, of the shares of common stock of LVSI outstanding after giving effect to the issuance of all shares for which options have been granted. However, none of such options are effective for any purpose whatsoever until and unless the grant of such options has been approved by the Nevada Commission. See "Item 11--Executive Compensation--Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan."


ITEM 13.--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Equity Contribution
     As support for the development of the Casino Resort, in 1997, the Sole Stockholder and his affiliates have provided or contributed to the Company or its subsidiaries a $95.3 million cash contribution and the approximately 45 acre Project Site.

Preferred Interest
     Venetian currently has two members, the Company and Interface Group Holding Company, Inc. ("Interface Holding"), which owns all of the capital stock of Interface. LVSI is the managing member of Venetian and owns 100% of the common equity interests in Venetian. Interface Holding currently holds a Series A preferred interest (the "Series A Preferred Interest") in Venetian. The Series A Preferred Interest is non-voting, accrues no preferred return and is not subject to mandatory redemption or redemption at the option of the holder. At any time, the Series A Preferred Interest may be converted into a Series B preferred interest (the "Series B Preferred Interest"). The rights of the Series B Preferred Interest are the same as the Series A Preferred Interest except that the Series B Preferred Interest will have a preferred return of 12% and upon the 12th anniversary of the closing of the Offering, to the extent of the positive capital account of the holders of the Series B Preferred Interest, there must be a distribution on the Series B Preferred Interest. Until the indebtedness under the Bank Credit Facility is repaid and cash payments are permitted under the restricted payment covenants under the Indentures, the preferred return on the Series B Preferred Interest will accrue and will not be paid in cash. Subject to the foregoing, distributions with respect to the preferred capital of the holders of the Series A Preferred Interest and the Series B Preferred Interest may, at the option of the Company, be made at any time.

Sole Stockholder Guaranty of Mall Construction Loan Facility and Take-out
   Financing
     The Sole Stockholder has guaranteed up to $35.0 million of indebtedness outstanding under Tranche B of the Mall Construction Loan Facility. The Sole Stockholder's obligations under such guaranty are collateralized by a cash collateral account. If any amounts are drawn on the guaranty of Tranche B of the Mall Construction Loan Facility, the Sole Stockholder will have the right to elect to treat such amounts as a subordinated loan (the "Substitute

Tranche B Loan") from the Sole Stockholder to Venetian and the Mall Construction Subsidiary. The Substitute Tranche B Loan will be subordinated in right of payment to indebtedness under the Bank Credit Facility, the Mall Construction Loan Facility and the Mortgage Notes. If the Sole Stockholder makes this election: (i) the interest rate will not exceed that which was applicable to Tranche B of the Mall Construction Loan; (ii) there will be no scheduled principal amortization for the Substitute Tranche B Loan and the Substitute Tranche B Loan will mature on the same date as the Senior Subordinated Notes; (iii) irrespective of the stated interest payment schedules, no payments will be permitted on the Substitute Tranche B Loan unless all payments then due on any debt secured by the Mall Collateral on a senior basis at that time have been paid in full, and any cash payments that are due but that are prohibited will accrue; (iv) the Substitute Tranche B Loan will, until completion and transfer of the Mall to the Mall Subsidiary, be pari passu in right of payment with the Senior Subordinated Notes; (v) the Substitute Tranche B Loan provides that Venetian and the Mall Construction Subsidiary will be released from further liability with respect to the Substitute Tranche B Loan upon satisfaction of the conditions to the release of the Mall Collateral and the Substitute Tranche B Loan will be assumed by the Mall Subsidiary; and (vi) the loan documents will contain certain subordination provisions (such as no right to object to modifications of debt secured on a senior basis by the Mall Collateral, and no right to exercise remedies without consent from the senior lenders and the holders of the Senior Subordinated Notes).


     The indebtedness under the Tranche A Take-out Financing must be repaid within three years and is expected to be a $105.0 million loan secured by the Mall. The Sole Stockholder has agreed to guarantee, on an unsecured basis, $20.0 million of indebtedness under the Tranche A Take-out Financing. An affiliate of the Sole Stockholder has also agreed to provide the Tranche B Take-out Financing. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."


Completion Guaranty

     Pursuant to the Completion Guaranty, the Sole Stockholder has guaranteed, subject to certain conditions and limitations, payment of construction and development costs in excess of available funds, up to a maximum of $25.0 million. The Sole Stockholder's obligation to fund such excess construction and development costs is collateralized by $25.0 million in cash or cash equivalents pledged to the Disbursement Agent. If the LVSI or Venetian want to implement a scope change or change order, and such scope change or change order would cause construction and development costs to exceed available funds, such scope change or change order cannot be implemented unless the Sole Stockholder increases the maximum amount available under the Completion Guaranty, and pledges to the Disbursement Agent additional cash or cash equivalents, in the amount of such excess. The Completion Guaranty does not provide for the incurrence by the Sole Stockholder, directly or indirectly, of any obligation, contingent or otherwise, for the payment of the principal, premium and interest on the Notes, or any other indebtedness under the financings described herein. If the Sole Stockholder provides funds under the Completion Guaranty, the amount of such funds, up to a maximum of $25.0 million, will be treated as a loan from the Sole Stockholder to LVSI and Venetian that is subordinated in right of payment to the indebtedness under the Bank Credit Facility, the Mall Construction Loan Facility, the FF&E Credit Facility, the Mortgage Notes and the Senior Subordinated Notes. Although interest may accrue on such loan, no cash payments with respect to such loan may be made until all senior indebtedness (including the Senior Subordinated Notes) is repaid, except for payments made from certain construction-related recoveries.


Cooperation Agreement

     The Company's business plan calls for the Hotel and Casino, the Mall and the Expo Center, though separately owned, to be part of an integrally related project. In order to establish terms for the integrated operation of these facilities, Venetian (as owner of the Hotel and Casino and the Phase II Land), the Mall Construction Subsidiary, and Interface have entered into the Cooperation Agreement. The Cooperation Agreement sets forth agreements among the parties regarding, among other things, construction of the Casino Resort, encroachments, easements, operating standards, maintenance requirements, insurance requirements, casualty and condemnation, joint marketing, the sharing of certain facilities and costs relating thereto. The obligations set forth in the Cooperation Agreement bind the respective properties (including (i) the Expo Center, (ii) the Hotel and Casino, (iii) the Mall and (iv) the Phase II
Land) with priority over
the liens securing the Bank Credit Facility and the Mortgage Notes and the liens encumbering the Mall to secure the Mall Construction Loan and the Mall Take-out Financings. Conversely, certain of the obligations under the Cooperation Agreement are not senior to the previously recorded mortgages encumbering the Expo Center. Accordingly, the obligations under the Cooperation Agreement "run with the land" in the event of transfers of the respective properties (other than a transfer by foreclosure of the existing mortgages encumbering the Expo Center).

     The Cooperation Agreement sets forth covenants to effect and facilitate construction of the Casino Resort. The Mall will be constructed within or upon the areas that will constitute the Mall Parcel and the Retail Annex Parcel, neither of which is yet a separate subdivided parcel. The Cooperation Agreement contains cross encroachment provisions which will permit the Mall to encroach, to a limited extent, on other portions of the Casino Resort, and which will permit other portions of the Casino Resort to encroach, to a limited extent, on the Mall Parcel.

     The Cooperation Agreement also contains certain covenants respecting the operation of the Expo Center and, once the Casino Resort is completed, the Casino Resort. Such covenants include, for example, to operate continuously and to use the Hotel and the Casino exclusively in accordance with standards of first-class Las Vegas Boulevard-style hotels and casinos, the Mall Subsidiary covenants to operate and to use the Mall exclusively in accordance with standards of first-class retail and restaurant complexes, and to operate and to use the Expo Center exclusively in accordance with standards of first-class convention, trade show and exposition centers. Additionally, with respect to the joint marketing of the Casino Resort and the Expo Center, the Cooperation Agreement provides that until December 31, 2010 Interface (upon request from the owner of the Hotel and Casino) will use commercially reasonable efforts to have the Hotel designated as the "headquarters hotel" for trade show and convention events at the Expo Center, and the owner of the Hotel and Casino will use commercially reasonable efforts to promote the use and occupancy of the Expo Center. It should be noted that trade show and convention promoters will be under no obligation to designate the Hotel as the "headquarters hotel" for their events.

     The Cooperation Agreement also requires each of (a) the owners of the Casino Resort (including both the Hotel and Casino and the Mall) and (b) the owner of the Expo Center, to maintain certain minimum types and levels of insurance, including property damage, general liability and delay in opening or business interruption insurance.

Administrative Services Agreement
     Pursuant to a certain services agreement (the "Services Sharing Agreement") among LVSI, certain of its subsidiaries and Interface Holdings (collectively, the "Participants"), the Participants have agreed to share ratably in the costs of, and under certain circumstances provide to one another, shared services, including legal services, accounting services, insurance administration, benefits administration, and such other services as each party may request of the other. In addition, under the Services Sharing Agreement, the Participants have agreed to share ratably the costs of any shared office space.

Temporary Lease
     On November 1, 1996, LVSI and Interface entered into a lease agreement whereby LVSI agreed to lease approximately 5,000 square feet in the Expo Center to be used as its temporary executive offices during the construction of the Casino Resort. Management believes that the lease agreement, which provides for monthly rent of $5,000 to be paid by LVSI to Interface, is at least as favorable as the Company could have obtained from an independent third party. The initial term of the lease agreement expires on November 1, 1998, and at any time during the last year of the initial term, LVSI may extend the term for an additional two-year period.

Retirement Plan
     All of the employees of Interface are eligible to participate in the Las Vegas Sands, Inc. 401(k) Retirement Plan sponsored by LVSI. Costs related to the administration of such plan are shared with LVSI based on the number of employees of each of Interface and LVSI participating in the plan.

Airplane Expenses
     LVSI utilizes a Gulfstream III aircraft, which is operated by an affiliate of the Sole Stockholder. The aircraft is used primarily for the benefit of LVSI's executive officers, including the Sole Stockholder. Charge-backs to LVSI in connection with such use are based on the actual costs to operate the aircraft allocated in accordance with purpose for which the aircraft is used.

Construction Loan
     A third party acted as the lender under a senior secured construction loan, which matured on November 14, 1997, and had an interest rate of LIBOR plus 25 basis points (the "Construction Loan"). The Construction Loan was guaranteed by the Sole Stockholder, which guarantee was collateralized by certain assets of the Sole Stockholder. As of November 14, 1997, the outstanding amount of indebtedness under the Construction Loan was approximately $30.1 million. The Construction Loan was repaid with the net proceeds from the offering of the Notes.

Possible Conflicts of Interest
     The common ownership of the Casino Resort, the Phase II Resort and the Expo Center may present potential conflicts of interest. For example, management may offer discounts and other incentives for visitors to stay at the Phase II Resort which might result in a competitive advantage of the Phase II Resort over the Casino Resort. In addition, management may choose to allocate certain business opportunities to the Phase II Resort rather than to the Casino Resort. Although common ownership of both the Casino Resort and the Phase II Resort often may result in economies, efficiencies and joint business opportunities for the two resorts in the aggregate, the Casino Resort may, in certain circumstances, bear the greater burden of the expenses that are shared by both resorts. In addition, inasmuch as there may be a common management for both the Casino Resort and the Phase II Resort, management's time may be split between overseeing the operation of each resort, and management, in certain circumstances, may devote more time to its ownership and operations responsibilities of the Phase II Resort than those of the Casino Resort. Finally, because it is expected that the Company will lease and operate the casino for the Phase II Resort, potential conflicts may arise from the common operation of the Casino and the Phase II Resort casino, such as the allocation of management's time. In order to share expenses and provide for efficient management and operations of the Casino Resort and Phase II Resort and shared facilities, LVSI, Venetian and the Phase II Subsidiary are expected to enter into certain cost sharing and easement agreements, such as the Cooperation Agreement.

     The common ultimate ownership, and management, of the Casino Resort and the Expo Center also may result in potential conflicts of interest. The Expo Center and the Congress Center are potential competitors in the business conference and meetings business. As a result, the Casino Resort could engage in certain businesses which may have an adverse impact on the Expo Center. However, under the Cooperation Agreement, Venetian has agreed that it will not conduct, or permit to be conducted at the Casino Resort, trade shows or expositions of the type generally held at the Expo Center. Furthermore, management may engage in marketing practices with respect to the Casino Resort that are intended to benefit the Expo Center and may have a detrimental effect on the Casino Resort.

Other Transactions
     In 1997, LVSI received from, and rendered to, Interface and its affiliates, certain administrative services. However, the value of such services was not considered material to the Casino Resort's results of operations. Any such services are provided either on an arm's-length basis or at a cost based on the actual costs incurred to provide such services.

                                    PART IV


ITEM 14.--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a) Documents filed as part of the report.


   (1) List of Financial Statements

       Report of Independent Auditors
       Consolidated Balance Sheets
       Consolidated Statements of Operations
       Consolidated Statements of Stockholders' Equity
       Consolidated Statements of Cash Flows
       Notes to Financial Statements


   (2) List of Financial Statement Schedules


     Schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.


   (3) List of Exhibits



  Exhibit No.     Description of Document
----------------- ---------------------------------------------------------------------------------------------------
    3.1           Amended and Restated Articles of Incorporation of LVSI.*
    3.2           Certificate of Amendment of Amended and Restated Articles of Incorporation of LVSI.*
    3.3           Amended and Restated By-laws of LVSI.*
    3.4           Amended and Restated Limited Liability Company Agreement of Venetian.*
    4.1           Indenture, dated as of November 14, 1997, among LVSI and Venetian, as issuers, Mall
                  Intermediate Holding Company, LLC ("Mall Intermediate"), Lido Intermediate Holding
                  Company, LLC ("Lido Intermediate") and Mall Construction Subsidiary, as Mortgage Note
                  guarantors, and the Mortgage Note Trustee.*
    4.2           Indenture, dated as of November 14, 1997, among LVSI and Venetian, as issuers, Mall
                  Intermediate, Lido Intermediate and Mall Construction Subsidiary, as Senior Subordinated
                  Note guarantors, and First Union National Bank ("First Union"), as Senior Subordinated
                  Note trustee.*
    4.3           Registration Rights Agreement, dated as of November 14, 1997, among LVSI, Venetian,
                  Mall Intermediate, Lido Intermediate and Mall Construction Subsidiary, and Goldman, Sachs
                  & Co. and Bear, Stearns & Co. Inc. (the "Initial Purchasers").*
    4.4           Funding Agents' Disbursement and Administration Agreement, dated as of November 14,
                  1997, among LVSI, Venetian, Mall Construction Subsidiary, jointly and severally, the Bank
                  Agent, First Trust, the HVAC Provider and the Disbursement Agent.*
    4.5           Company Security Agreement, dated as of November 14, 1997, by and among LVSI,
                  Venetian, Mall Construction Subsidiary and The Bank of Nova Scotia ("Scotiabank"), as the
                  Intercreditor Agent.*
    4.6           Mall Construction Subsidiary Security Agreement, dated as of November 14, 1997, between
                  Mall Construction Subsidiary and Scotiabank, as the Intercreditor Agent.*
    4.7           Deed of Trust, Assignment of Rents and Leases and Security Agreement made by Venetian and LVSI, jointly and severally as trustor, to Lawyers Title of Nevada, Inc. ("Lawyer's
                  Title"), as trustee, for the benefit of First Trust, in its capacity as the Mortgage Note trustee, as Beneficiary.*

Exhibit No.       Description of Document
---------------   ------------------------------------------------------------------------------------------------
    4.8           Leasehold Deed of Trust, Assignment of Rents and Leases and Security Agreement made by
                  Mall Construction Subsidiary, as trustor, to Lawyer's Title, as trustee, for the benefit of First
                  Trust, in its capacity as the Mortgage Note trustee, as Beneficiary.*
    4.9           Disbursement Collateral Account Agreement, dated as of November 14, 1997, by and among
                  LVSI, Venetian, Mall Construction Subsidiary and Scotiabank, as Disbursement Agent and as
                  Securities Intermediary.*
    4.10          Mortgage Notes Proceeds Collateral Account Agreement, dated as of November 14, 1997, by and among LVSI, Venetian and Scotiabank, as Disbursement Agent.*
    4.11          Mortgage Notes Proceeds Account Third-Party Account Agreement, dated as of November
                  14, 1997, by and among LVSI, Venetian, Scotiabank, as Disbursement Agent, and Goldman,
                  Sachs & Co., as Securities Intermediary.*
    4.12          Intercreditor Agreement, dated as of November 14, 1997, among Scotiabank, as Bank Agent and Intercreditor Agent, the Mortgage Note Trustee, GMAC Commercial Mortgage
                  Corporation ("GMAC"), as Interim Mall Lender and First Union, as Senior Subordinated
                  Note trustee.*
    4.13          Completion Guaranty, dated as of November 14, 1997, made by Sheldon G. Adelson, in favor of Scotiabank, as the Bank Agent acting on behalf of the Bank Lenders, GMAC, as the Interim Mall Lender, and First Trust, as the Mortgage Note trustee.*
    4.14          Completion Guaranty Collateral Account Agreement, dated as of November 14, 1997, by and between Sheldon G. Adelson, as Pledgor, and Scotiabank, as Disbursement Agent.*
    4.15          Completion Guaranty Third-Party Account Agreement, dated as of November 14, 1997, by and among Sheldon G. Adelson, Scotiabank, as Disbursement Agent, and Goldman, Sachs &
                  Co., as Securities Intermediary.*
    4.16          Unsecured Indemnity Agreement, dated as of November 14, 1997, by LVSI, Venetian and
                  Mall Construction Subsidiary, to and for the benefit of First Trust.*
   10.1           Bank Credit Agreement, dated as of November 14, 1997, among LVSI, Venetian, the lender parties thereto, Goldman Sachs Credit Partners, L.P. ("GSCP"), as arranger and syndication agent, and Scotiabank, as administrative agent.*
   10.2           Credit Agreement, dated as of November 14, 1997, among LVSI, Venetian, Mall
                  Construction Subsidiary and GMAC.*
   10.3           Energy Services Agreement, dated as of November 14, 1997, by and between the HVAC
                  Provider and Venetian.*
   10.4           Energy Services Agreement, dated as of November 14, 1997, by and between the HVAC
                  Provider and Mall Construction Subsidiary.*
   10.5           Construction Management Agreement, dated as of February 15,1997, between LVSI, as owner, and the Construction Manager.*
   10.6           Assignment, Assumption and Amendment of Construction Management Agreement, dated as of Novembr 14, 1997, by and between LVSI, Venetian and the Construction Manager.*
   10.7           Agreement, effective as of January 1, 1996, between Venetian, as owner, and the architect, a collaboration between the firms of TSA of Nevada, LLP and WAT&G, Inc., Nevada.*
   10.8           Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of
                  November 14, 1997, among Interface, Mall Construction Subsidiary and Venetian.*

  Exhibit No.     Description of Document
----------------- -------------------------------------------------------------------------------------------------
   10.9           Sale and Contribution Agreement, dated as of November 14, 1997, among Venetian, the Mall
                  Subsidiary and Mall Construction Subsidiary.*
   10.10          Indenture of Lease, dated as of November 14, 1997, by and between Venetian, as landlord, and Mall Construction Subsidiary, as tenant.*
   10.11          Commitment Letter, dated as of November 14, 1997, among LVSI, the Mall Subsidiary and
                  GSMC.*
   10.12          Commitment Letter, dated as of November 14, 1997, between the Mall Subsidiary and the
                  Sole Stockholder.*
   10.13          Tri-Party Agreement, dated as of November 14, 1997, among LVSI, Venetian, the Mall
                  Subsidiary, Mall Construction Subsidiary, the Sole Stockholder, GSMC and GMAC.*
   10.14          Casino Lease, dated as of November 14, 1997, by and between LVSI and Venetian.*
   10.15          Amended and Restated Services Agreement, dated as of November 14, 1997, by and between Venetian, Interface Holding, Interface, Lido Casino Resort MM, Inc., Grand Canal
                  Shops Mall MM, Inc. and certain subsidiaries of Venetian named therein.*
   10.16          Completion Guaranty Loan Subordinated Note, dated as of November 14, 1997, made by
                  Venetian in favor of the Sole Stockholder.*
   10.17          Substitute Tranche B Loan Subordinated Note, dated as of November 14, 1997, made by
                  Venetian and Mall Construction Subsidiary in favor of the Sole Stockholder.*
   10.18          Intercreditor Agreement, dated as of November 14, 1997, by and among Scotiabank, as the
                  Administrative Agent, the Mortgage Note Trustee, GMAC, as the Interim Mall Lender, First
                  Union, as Subordinated Note trustee, LVSI, Venetian, Mall Construction Subsidiary and the
                  Sole Stockholder.*
   10.19          Unsecured Indemnity Agreement, dated as of November 14, 1997, by LVSI, Venetian and
                  Mall Construction Subsidiary, to and for the benefit of Scotiabank, as Administrative Agent under the Bank Credit Facility.*
   10.20          Unsecured Indemnity Agreement, dated as of November 14, 1997, by LVSI, Venetian and
                  Mall Construction Subsidiary, to and for the benefit of GMAC.*
   10.21          Construction Agency Agreement, dated as of November 14, 1997, by and between Venetian and the HVAC Provider.*
   10.22          Management Agreement, dated as of April 23, 1997, by and between LVSI and Forest City
                  Commercial Management, Inc., as assigned by LVSI to Mall Construction Subsidiary, by that certain Assignment and Assumption of Contracts.*
   10.23          Primary Liquidated Damages Insurance Agreement, dated August 4, 1997, by and between the Construction Manager and C.J. Coleman & Companies, Ltd.*
   10.24          Guaranty of Performance, dated as of August 19, 1997, by P&O in favor of LVSI, as assigned by LVSI to Venetian by that certain Assignment, Assumption and Amendment of
                  Contracts.*
   10.25          Guaranty of Performance and Completion, dated as of August 19, 1997, by Bovis, LVSI,
                  Venetian and Mall Construction Subsidiary, for the benefit of Scotiabank, as the Intercreditor
                  Agent.*
   10.26          Consulting and Lease Brokerage Agreement between BRC and LVSI, dated as of January 23,
                  1997.*

  Exhibit No.     Description of Document
------------      --------------------------------------------------------------------------------------------
   10.27          Sands Resort Hotel and Casino Agreement, dated February 18, 1997, by and between Clark
                  County and LVSI, and all amendments thereto.*
   10.28          Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan.*
   10.29          Employment Agreement, dated as of November 1, 1995, between LVSI and William P.
                  Weidner.*
   10.30          Employment Agreement, dated as of November 1, 1995, between LVSI and Bradley H.
                  Stone.*
   10.31          Employment Agreement, dated as of November 1, 1995, between LVSI and Robert G.
                  Goldstein.*
   10.32          First Amendment to Credit Agreement, dated as of January 30, 1998, by and among LVSI,
                  Venetian, the lender parties thereto, GSCP, as arranger and syndication agent, and
                  Scotiabank, as administrative agent.*
   10.33          Term Loan and Security Agreement, dated as of December 22, 1997, among LVSI and
                  Venetian, as Borrowers, the lender parties thereto, BancBoston Leasing, Inc., as co-agent, and General Electric Capital Corporation ("GECC"), as admistrative agent.*
   10.34          Intercreditor Agreement, dated as of December 22, 1997, by and among Scotiabank, as Bank
                  Agent, First Trust, as Mortgage Note trustee, GMAC and GECC.*
   21.1           Subsidiaries of the Issuers and Guarantors.*
   24.1           Powers of Attorney (included on signature pages).
   27.1           Financial Data Schedule.*

----------------
 * Incorporated by reference from Registration Statement on Form S-4 of the Company and certain of its subsidiaries (File No. 333-42147).

(b) Reports of Form 8-K

No report on Form 8-K was filed during the quarter ended December 31, 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          LAS VEGAS SANDS, INC.



                                          By: /s/ Sheldon G. Adelson
                                              ----------------------
                                             Sheldon G. Adelson,
                                             Chairman of the Board and
                                             Chief Executive Officer

     We, the undersigned officers and directors of Las Vegas Sands, Inc., hereby severally constitute William P. Weidner and David Friedman and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and generally do all such things in our name and behalf in such capacities to enable Las Vegas Sands, Inc. to comply with the applicable provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys, or either of them, to any and all such amendments.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



         SIGNATURE                            TITLE                        DATE
---------------------------   ------------------------------------   ---------------

/s/ Sheldon G. Adelson        Chairman of the Board, Chief           March 27, 1998
-------------------------     Executive Officer and Director
      Sheldon G. Adelson

/s/ William J. Raggio         Special Director                       March 27, 1998
-------------------------
      William J. Raggio

/s/ Harry D. Miltenberger     Vice President--Finance (principal     March 27, 1998
-------------------------     financial and accounting officer)
     Harry D. Miltenberger