Form 10-Q
period 1998-03-31
LAS VEGAS SANDS INC
filed 1998-05-14
CIK 850994

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 1998
                               -------------------------------------------------

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the Transition period from                         to
                              ------------------------    ----------------------

Commission File Number:                      333-42147
                       ---------------------------------------------------------

                                    LAS VEGAS SANDS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Nevada                                                           04-3010100
--------------------------------------                                       -------------------
      (State or other jurisdiction of                                         (I.R.S. Employer
       incorporation or organization)                                        Identification No.)

       3355 Las Vegas Boulevard South, Room 1A, Las Vegas, Nevada                  89109
-----------------------------------------------------------------------   ----------------------
                   (Address of principal executive offices)                     (Zip Code)

                                 (702) 733-5000
-----------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 8, 1998.

             Class                                    Outstanding at May 8, 1998
------------------------------                        --------------------------
Common Stock, $.10 par value                                925,000 shares

                              LAS VEGAS SANDS, INC.

                               Table Of Contents


                                                                                                           Page No.
PART I.  FINANCIAL INFORMATION

       Item  1.                   Financial Statements

                                  Consolidated Statements of
                                  Operations for the Three Months Ended
                                  March 31, 1998 and March 31, 1997......................................     1

                                  Consolidated  Balance Sheets
                                  At March 31, 1998 and December 31, 1997...............................      2


                                  Consolidated Statements of
                                  Cash Flows for the Three Months Ended
                                  March 31, 1998 and March 31, 1997.....................................      3

                                  Notes to Consolidated Financial
                                  Statements............................................................      4 - 8

       Item 2.                    Management's Discussion and Analysis
                                  of Financial Condition and Results of Operations......................      9 - 10

PART II.  OTHER INFORMATION

       Item 6.                    Exhibits and Reports on Form 8-K......................................      11

                                  Signatures............................................................      12

                              LAS VEGAS SANDS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                          ---------------------
                                                                             1998       1997
                                                                          ---------   --------
Revenues:
  Other                                                                   $    149    $    229
                                                                          --------    --------
              Total revenues                                                   149         229

Operating expenses:
  Depreciation and amortization                                                 25          25
                                                                          --------    --------
              Total operating expenses                                          25          25
                                                                          --------    --------
Operating income                                                               124         204
                                                                          --------    --------
Other income (expense):
  Interest income                                                            5,699          24
  Interest expense, net of amounts capitalized                             (12,602)
                                                                          --------    --------

Net income (loss)                                                         $ (6,779)   $    228
                                                                          ========   =========

Basic and diluted income (loss) per share                                 $  (7.33)   $   0.25
                                                                          ========    ========




              The accompanying notes are an integral part of these
                       consolidated financial statements

                              LAS VEGAS SANDS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                  ASSETS

                                                                         March 31,          December 31,
                                                                           1998                1997
                                                                       (Unaudited)
                                                                        ---------           ---------
Current assets:
     Cash and cash equivalents                                          $   1,205           $     857
     Restricted cash and investments                                      389,262             341,725
     Other current assets                                                     262                 213
                                                                        ---------           ---------
Total current assets                                                      390,729             342,795
     Property and equipment, net                                          357,493             279,770
     Restricted investments                                                                    85,186
     Deferred offering costs, net                                          37,848              38,618
     Other assets                                                           1,397               1,398
                                                                        ---------           ---------
                                                                        $ 787,467           $ 747,767
                                                                        =========           =========


                                    LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Accounts payable                                                   $      53           $   1,701
     Construction payables                                                 27,040              25,547
     Other accrued liabilities                                             36,024              16,507
                                                                        ---------           ---------
Total current liabilities                                                  63,117              43,755

Long-term debt                                                            542,729             515,612
                                                                        ---------           ---------
                                                                          605,846             559,367
                                                                        ---------           ---------
Preferred Interest in Venetian Casino Resort,
     LLC, a wholly owned subsidiary                                        77,053              77,053
                                                                        ---------           ---------
Commitments and contingencies

Stockholder's equity:
     Common stock, $.10 par value, 3,000,000
     shares authorized, 925,000 shares issued
     and outstanding                                                           92                  92
     Capital in excess of par value                                       112,977             112,977
     Accumulated deficit since June 30, 1996                               (8,501)             (1,722)
                                                                        ---------           ---------
                                                                          104,568             111,347
                                                                        ---------           ---------
                                                                        $ 787,467           $ 747,767
                                                                        =========           =========


        The accompanying notes are an integral part of these consolidated financial statements.

                              LAS VEGAS SANDS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                               --------------------
                                                                                 1998        1997
                                                                               --------    --------
Cash flows from operating activities:

Net income (loss)                                                              $ (6,779)   $    228
Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:

        Amortization                                                                 25          25
        Other current assets                                                        (49)          2
        Other assets                                                                (24)
        Accounts payable                                                         (1,648)       (218)
        Other accrued liabilities                                                15,564        (342)
                                                                               --------    --------
Net cash provided by (used in) operating activities                               7,089        (305)
                                                                               --------    --------
Cash flows from investing activities:

Proceeds from sales of investments                                               37,649
Construction of Casino Resort                                                   (71,288)     (8,532)
                                                                               --------    --------
Net cash used in investing activities                                           (33,639)     (8,532)
                                                                               --------    --------
Cash flows from financing activities:

Proceeds from capital contributions                                                           8,500
Proceeds from mall construction loan facility                                    11,898
Proceeds from bank credit facility                                               15,000
                                                                               --------    --------
Net cash provided by financing activities                                        26,898       8,500
                                                                               --------    --------
Increase (decrease) in cash and cash equivalents                                    348        (337)
Cash and cash equivalents at beginning of period                                    857         879
                                                                               --------    --------
Cash and cash equivalents at end of period                                     $  1,205    $    542
                                                                               ========    ========
Supplemental disclosure of cash flow information:
Cash payments for interest                                                     $    566    $     --
                                                                               ========    ========


        The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS, INC.
Notes to Financial Statements

Note 1  Organization and Basis of Presentation

     The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     Las Vegas Sands, Inc. ("LVSI") is a Nevada corporation. Effective April 28, 1989, LVSI commenced gaming operations in Las Vegas, Nevada, by acquiring the Sands Hotel and Casino (the "Sands"). On June 30, 1996, LVSI closed the Sands and subsequently demolished the facility to make way for a planned two phase hotel-casino resort. The first phase of the hotel casino resort (the "Casino Resort") will include approximately 3,036 suites, casino space approximating 116,000 square feet, approximately 500,000 square feet of convention space, and approximately 500,000 square feet of retail shops and restaurants. In connection with the closing of the Sands, LVSI effected a quasi-reorganization.

     The consolidated financial statements as of March 31, 1998, March 31, 1997 and December 31, 1997 include the accounts of LVSI and its wholly owned subsidiaries (the "Subsidiaries"), including Venetian Casino Resort, LLC ("Venetian"), Grand Canal Shops Mall, LLC (the "Mall Subsidiary"), Lido Casino Resort, LLC, Mall Intermediate Holding Company, LLC ("Mall Intermediate"), Grand Canal Shops Mall Construction, LLC ("Mall Construction"), Lido Intermediate Holding Company, LLC ("Lido Intermediate"), Grand Canal Shops Mall Holding Company, LLC, Lido Casino Resort Holding Company, LLC, Grand Canal Shops Mall MM, Inc. and Lido Casino Resort MM, Inc. (collectively, the "Company"). Each of LVSI and the Subsidiaries is a separate legal entity and the assets of each such entity are intended to be available only to the creditors of such entity.

     Venetian was formed on March 20, 1997 to own and operate certain portions of the Casino Resort. LVSI is the managing member and owns 100% of the common voting equity in Venetian. The entire preferred interest in Venetian is owned by Interface Group Holding Company, Inc., which is wholly owned by LVSI's sole stockholder (the "Sole Stockholder").

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

     Construction of the Casino Resort commenced in April 1997 and completion is scheduled for the second quarter of 1999. The Company expects to expend approximately $868.5 million (excluding estimated capitalized interest and financing costs of approximately $131.0 million) to complete construction and open the Casino Resort.

Note 2  Per Share Data

     Basic and diluted per share amounts are calculated based upon the weighted average number of shares outstanding. The weighted average number of shares outstanding used in the computation of per share amounts of common stock was 925,000 for the three months ended March 31, 1998 and 1997.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 3  Property and Equipment

     Property and equipment includes costs incurred to construct the Casino Resort and consists of the following (in thousands):

                                          March 31,       December 31,
                                            1998             1997
                                          --------         --------
Land and land improvements                $ 93,634         $ 93,634
Equipment, furniture and fixtures              422              422
Construction in progress                   263,437          185,714
                                          --------         --------
                                          $357,493         $279,770
                                          ========         ========

     Construction in progress at March 31, 1998 and December 31, 1997 consists of construction costs, including capitalized interest of $7.4 million and $2.2 million at March 31, 1998, and December 31, 1997, respectively.

Note 4  Long-Term Debt

     Long-term debt consists of the following (in thousands):

                                                               March 31,  December 31,
                                                                  1998        1997
                                                                  ----        ----
12 1/4% Mortgage Notes, due November 15, 2004                  $425,000     $425,000
14 1/4% Senior Subordinated Notes, due November 15, 2005
        (Net of unamortized discount of $6,669 and $6,888)       90,831       90,612
Mall Construction Loan Facility                                  11,898
Bank Credit Facility                                             15,000
                                                               --------     --------
Total long-term debt                                           $542,729     $515,612
                                                               ========     ========


In connection with the financing for the Casino Resort, the Company entered into a series of transactions during 1997 to provide for the development and construction of the Casino Resort. In November 1997, the Company issued $425.0 million aggregate principal amount of Mortgage Notes (the "Mortgage Notes") and $97.5 million aggregate principal amount of Senior Subordinated Notes (the "Senior Subordinated Notes" and, together with the Mortgage Notes, the "Notes") in a private placement. In November 1997, LVSI, Venetian and a syndicate of lenders entered into a bank credit facility (the "Bank Credit Facility"). The Bank Credit Facility provides up to $150.0 million in multiple draw term loans to the Company for construction and development of the Casino Resort. Up to $20.0 million of additional credit in the form of revolving loans under the Bank Credit Facility is available generally for working capital beginning six months prior to the completion date. During the construction of the Casino Resort, up to $15.0 million of the revolving loans will be available to fund purchases of certain furniture, fixtures and equipment. In November 1997, LVSI, Venetian, Mall Construction and a major non-bank lender entered into a mall construction loan facility to provide up to $140.0 million in financing for the retail mall in the Casino Resort (the "Mall Construction Loan Facility"). In December 1997, the Company entered into an agreement (the "FF&E Credit Facility") with certain lenders to provide for $97.7 million of financing for certain furniture, fixtures and equipment to be secured under the FF&E Credit Facility and an electrical substation. During the quarter ended March 31, 1998, $11.9 million and $15.0 million were drawn from the Mall Construction Loan Facility and the Bank Credit Facility, respectively.

In addition, during the quarter the Company has committed to $2.2 million of irrevocable letters of credit drawn on the Bank Credit Facility revolving loan.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 5  Commitments and Contingencies

Construction Costs

     Ground breaking for the Casino Resort occurred in April 1997. The redevelopment of the site of the Sands is expected to be completed in two phases (with the first phase being construction of the Casino Resort). There can be no assurance, however, as to when, or if, such construction will be completed due to risks and uncertainties inherent in the development process. The cost of the Casino Resort is currently estimated at approximately $1.0 billion.

Litigation

     The Company is party to litigation matters and claims related to its operations. The financial statements include provisions for estimated losses related thereto. Management, based upon advice from legal counsel, does not expect that the final resolution of these matters will have a material impact on the financial position and results of operations of the Company.

Note 6  Summarized Financial Information

     Venetian, Mall Intermediate, Mall Construction, and Lido Intermediate (collectively, the "Subsidiary Guarantors") are wholly owned subsidiaries of LVSI. Venetian and LVSI are co-obligors of the Notes and certain other indebtedness related to construction of the Casino Resort and are jointly and severally liable for such indebtedness. The Subsidiary Guarantors have jointly and severally guaranteed (or are co-obligors of) such debt on a full and unconditional basis (other than indebtedness under the Mall Construction Loan Facility which is guaranteed only by Mall Intermediate and Mall Construction). No other subsidiary of LVSI is an obligor or guarantor of any of the Casino Resort financing. Summarized financial information is presented for non-guarantor subsidiaries of the Company through March 31, 1998. Separate financial statements and other disclosures concerning each of Venetian, the Subsidiary Guarantors and non-guarantor subsidiaries are not presented because management believes that they are not material to investors. Summarized financial information of LVSI, Venetian, the Subsidiary Guarantors and non-guarantor subsidiaries on a combined basis as of and for the quarter ended March 31, 1998 is as follows (in thousands):

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 6 Summarized Financial Information (unaudited) (continued)


                                 CONDENSED BALANCE SHEETS

                                               Venetian
                                                and the        Non-       Consolidating/
                                 Las Vegas    Subsidiary   Guarantor       Eliminating
                                 Sands, Inc.  Guarantors  Subsidiaries      Entries              Total
                                  ---------   ---------     ---------       ---------         ---------
Cash and cash equivalents         $     371   $     826     $       8       $      --         $   1,205
Restricted cash and investments                 389,262                                         389,262
Amounts due from Venetian               722                                      (722)
Other current assets                    178          84                                             262
                                  ---------   ---------     ---------       ---------         ---------
  Total current assets                1,271     390,172             8            (722)          390,729
                                  ---------   ---------     ---------       ---------         ---------
Property and equipment, net                     357,463            30                           357,493
Investment in Subsidiaries          114,146          67             8        (114,221)
Deferred offering costs                          37,848                                          37,848
Other assets                          1,333          64                                           1,397
                                  ---------   ---------     ---------       ---------         ---------
                                  $ 116,750   $ 785,614     $      46       $(114,943)        $ 787,467
                                  =========   =========     =========       =========         =========
Accounts payable                  $      --   $      53     $      --       $      --         $      53
Construction payables                            27,040                                          27,040
Amounts due to LVSI                                 722                          (722)
Other accrued liabilities             2,016      34,008                                          36,024
                                  ---------   ---------     ---------       ---------         ---------
  Total current liabilities           2,016      61,823                          (722)           63,117
Long-term debt                                  542,729                                         542,729
                                  ---------   ---------     ---------       ---------         ---------
                                      2,016     604,552                          (722)          605,846
Preferred interest in Venetian                   77,053                                          77,053
                                  ---------   ---------     ---------       ---------         ---------
Stockholder's equity                114,734     104,009            46        (114,221)          104,568
                                  ---------   ---------     ---------       ---------         ---------
                                  $ 116,750   $ 785,614     $      46       $(114,943)        $ 787,467
                                  =========   =========     =========       =========         =========



                       CONDENSED STATEMENTS OF OPERATIONS

                                              Venetian
                                               and the         Non-        Consolidating/
                               Las Vegas     Subsidiary      Guarantor      Eliminating
                              Sands, Inc.    Guarantors     Subsidiaries      Entries         Total
                              -----------    ----------     ------------   ---------------  --------
Revenues                      $       149    $       --     $         --   $            --  $    149
Operating expenses                     25                                                         25
                              -----------    ----------     ------------   ---------------  --------
Operating income                      124                                                        124
Other income (expense):
    Interest income                    11         5,688                                        5,699
    Interest expense                            (12,602)                                     (12,602)
                              -----------    ----------     ------------   ---------------  --------
Net income (loss)             $       135     $  (6,914)    $         --   $            --  $ (6,779)
                              ===========    ==========     ============   ===============  ========

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)
Note 6 Summarized Financial Information (unaudited) (continued)


                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                  Venetian
                                                                   and the         Non-        Consolidating/
                                                   Las Vegas     Subsidiary      Guarantor      Eliminating
                                                  Sands, Inc.    Guarantors     Subsidiaries      Entries     Total
                                                  -----------    ----------     ------------     --------     -----
Net cash provided by operating
  activities                                      $ 243        $ 6,846            $    --        $    --     $ 7,089
                                                  -----        -------            -------        -------     -------
Cash flows from investing activities:
  Proceeds from sale of investments                             37,649                                        37,649
  Investment in subsidiaries                        (14)           (67)                (8)            89
  Construction of casino resort                                (71,258)               (30)                   (71,288)
                                                  -----        -------            -------        -------     -------
Net cash used in investing activities               (14)       (33,676)               (38)            89     (33,639)
Cash flows from financing activities:
  Proceeds from mall construction loan facility                 11,898                                        11,898
  Proceeds from bank credit facility                            15,000                                        15,000
  Other                                                             43                 46            (89)          0
                                                  -----        -------            -------        -------     -------
Net cash provided by financing activities            --         26,941                 46            (89)     26,898
                                                  -----        -------            -------        -------     -------
Increase in cash and cash equivalents               229            111                  8                        348
Cash and cash equivalents at beginning of period    142            715                                           857
                                                  -----        -------            -------        -------     -------
Cash and cash equivalents at end of period        $ 371          $ 826            $     8        $    --     $ 1,205
                                                  =====        =======            =======        =======     =======

LAS VEGAS SANDS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated Financial Statements and the notes thereto and other financial information included in the 1997 Annual Report on Form 10-K. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. See "-Special Note Regarding Forward-Looking Statements."

Results of Operations

         The Company owns and is developing approximately 45 acres on the Las Vegas Strip. The Company is constructing and will own and operate the Casino Resort, a large-scale Venetian-themed hotel, casino, retail, meeting and entertainment complex in Las Vegas, Nevada. The Casino Resort is expected to commence operations in the second quarter of 1999. On June 30, 1996, the Company suspended operations and closed the Sands to begin construction of the Casino Resort. The Company's operating income since June 30, 1996 primarily consists of rental and royalty income. Other income and expense consists of interest income earned and non-capitalized interest expense associated with the financing of the Company's development of the Casino Resort.

First Quarter Ended 1998 compared to First Quarter Ended 1997

         Operating Revenues. Revenues for the first quarter of 1998 were $149,000 compared with $229,000 during the same period last year and consisted primarily of rental and royalty income.

         Operating Expenses. Depreciation and amortization was $25,000 in both quarters.

         Interest Income (Expense). Interest income increased to $5.7 million during the first quarter of 1998 from $24,000 during the same period last year as a result of investing proceeds received from the sale of the Notes in the aggregate principal amount of $522.5 million on November 14, 1997. The increase in interest expense to $12.6 million for the quarter ended March 31, 1998 from $0 during the same period in 1997 represents the non-capitalized interest expense resulting from the sale of the Notes.

Liquidity and Capital Resources

         As of March 31, 1998 and December 31, 1997, the Company held cash and cash equivalents of $1.2 million and $857,000, respectively. As of March 31, 1998 and December 31, 1997, the Company held restricted cash and cash equivalents of $389.3 million and $426.9 million, respectively. Cash provided by operating activities for the first three months of 1998 was $7.1 million compared with cash used in operating activities of $305,000 for the same period of 1997.

         Capital expenditures during the first three months of 1998 were $71.3 million, consisting of construction of the Casino Resort. Of the cost expended or incurred during the first quarter of 1998, $15.0 million and $11.9 million were drawn from the Bank Credit Facility and Mall Construction Loan Facility, respectively. The balance of the capital expenditures represents proceeds from the Notes and quarter end accruals for construction payables and contractor retention amounts. As of March 31, 1998, approximately $303.2 million of the total project cost of $998.5 million (excluding land acquisitions costs) had been expended or incurred to fund construction and development of the Casino Resort. The remaining $695.3 million of estimated construction and development costs for the Casino Resort is expected to be funded from a combination of (i) continued company borrowings under a $150.0 million

LAS VEGAS SANDS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations (Continued)

         Bank Credit Facility, (ii) remaining proceeds from the offering of the Mortgage Notes, (iii) continued borrowings under a $140.0 million Mall Construction Loan Facility and (iv) borrowings under a $97.7 million FF&E Credit Facility. In addition, a HVAC provider (the "HVAC Provider") will separately contribute $70.0 million for the purchase and installation of heating, ventilating and air conditioning equipment which the HVAC Provider will own and operate.

         The Company commenced an exchange offer which is expected to close on June 1, 1998 for $425.0 million of their 12.25% Mortgage Notes due 2004 and $97.5 million of their 14.25% Senior Subordinated Notes due 2005, pursuant to a registration statement which became effective April 29, 1998. The Notes will be exchanged for registered versions of such Notes with substantially the same terms issued in the private placement in November 1997.

         Following the completion of the Casino Resort, the Company expects to fund their operations and capital requirements from (i) operating cash flow and
(ii) additional indebtedness of up to $20.0 million of revolving loans under the Bank Credit Facility.

         Although no additional financing for the Casino Resort is currently contemplated (other than that described above), the Company will seek, if necessary and to the extent permitted under the indentures entered into in connection with the issuance of each of the Mortgage Notes and the Senior Subordinated Notes and the terms of the Bank Credit Facility and the Mall Construction Loan Facility, additional financing through additional bank borrowings or debt or equity financings. There can be no assurance that additional financing, if needed, will be available to the Company, and, if available, that the financing will be on terms favorable to the Company, or that the Sole Stockholder or any of his affiliates will provide any such financing. Finally, there can be no assurance that new business developments or other unforeseen events will not occur resulting in the need to raise additional funds.

Special Note Regarding Forward-Looking Statements

         Certain statements in this Section and elsewhere in this Quarterly Report on Form 10-Q constitute "forward-looking statements." Such forward-looking statements include the discussions of the business strategies of the Company and expectations concerning future operations, margins, profitability, liquidity and capital resources. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks associated with entering into a new venture and new construction, competition and other planned construction in Las Vegas, government regulation related to the casino industry, uncertainty of casino spending and vacationing in casino resorts in Las Vegas, occupancy rates and average daily room rates in Las Vegas, demand for all-suites rooms, the popularity of Las Vegas as a convention and trade show destination, the completion of infrastructure improvements in Las Vegas, including the on-going expansion of McCarran International Airport, and general economic and business conditions which may impact levels of disposable income of consumers and pricing of hotel rooms.

LAS VEGAS SANDS, INC.

                                    Part II.

                                OTHER INFORMATION

Items 1 through 5 of Part II are not applicable.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)       List of Exhibits

                            Exhibit No.   Description of Document
                            -----------   -----------------------

                            27.1          Financial Data Schedule

                  (b)       Reports on Form 8-K

                            No report on Form 8-K was filed during the quarter ended March 31, 1998.

                              LAS VEGAS SANDS, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                LAS VEGAS SANDS, INC.


                May 14, 1998                 /s/ Sheldon G. Adelson
                                    --------------------------------------------
                                                 Sheldon G. Adelson
                                            Chairman of the Board, Chief
                                           Executive Officer and Director

                May 14, 1998                /s/ Harry D. Miltenberger
                                    --------------------------------------------
                                                Harry D. Miltenberger
                                               Vice President-Finance
                                    (principal financial and accounting officer)
