Form 10-Q
period 1998-06-30
LAS VEGAS SANDS INC
filed 1998-08-12
CIK 850994

UNITED STATES SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Transition period from _______ to _______


                        Commission File Number 333-42147


                              LAS VEGAS SANDS, INC.
            (Exact name of registration as specified in its charter)

             Nevada                                   04-3010100
             ------                                   ----------
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                Identification No.)


   3355 Las Vegas Boulevard South, Room 1A
             Las Vegas, Nevada                                 89109
             -----------------                                 -----
   (Address of principal executive offices)                  (Zip Code)


                                 (702) 733-5000
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 7, 1998.

         Class                                  Outstanding at August 7, 1998
         -----                                  -----------------------------
Common Stock, $.10 par value                           925,000 shares

                              Las Vegas Sands, Inc.

                                Table of Contents


                                     Part I
                              FINANCIAL INFORMATION

Item  1.     Consolidated Statements of
             Operations for the Three Months and Six Months Ended
             June 30, 1998 and June 30, 1997 ........................   1

             Consolidated Balance Sheets
             At June 30, 1998 and December 31, 1997 .................   2

             Consolidated Statements of
             Cash Flows for the Six Months Ended
             June 30, 1998 and June 30, 1997 ........................   3

             Notes to Consolidated Financial Statements  ............ 4-7

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results of Operations  ......8-10

                                     Part II
                                Other Information

Item 6.      Exhibits and Reports on Form 8-K  ......................  11

             Signatures  ............................................  12

LAS VEGAS SANDS, INC.
                                     Part I
                              Financial Information

Item 1.      Financial Statements

Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)



                                                      Three Months Ended          Six Months Ended
                                                           June 30,                    June 30,
                                                           --------                    --------
                                                      1998           1997         1998         1997
                                                      ----           ----         ----          ----
Revenues:
   Other                                           $    298        $    237      $    447      $ 466
                                                   --------        --------      --------      -----
   Total revenues                                       298             237           447        466

Operating expenses:
   Payroll                                              549                           549
   Advertising                                          125                           125
   Professional services                                246                           246
   Other general & administrative expenses              953                           953
   Amortization                                          25              25            50         50
                                                   --------        --------      --------      -----
   Total operating expenses                           1,898              25         1,923         50
                                                   --------        --------      --------      -----
Operating income (loss)                              (1,600)            212        (1,476)       416
                                                   --------        --------      --------      -----
Other income (expense):
  Interest income                                     4,994              25        10,693         49
  Interest expense, net of amounts capitalized      (11,018)                      (23,620)
                                                   --------        --------      --------      -----

Net income (loss)                                  $ (7,624)       $    237      $(14,403)     $ 465
                                                   ========        ========      ========      =====
Basic and diluted income (loss) per share          $  (8.24)       $   0.26      $ (15.57)     $0.50
                                                   ========        ========      ========      =====

                   The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

                                                     June 30,
                                                       1998       December 31,
                                                    (Unaudited)       1997
                                                    -----------       ----

ASSETS
Current assets:
    Cash and cash equivalents                        $   1,185    $     857
    Restricted cash and investments                    316,425      341,725
    Other current assets                                   202          213
                                                     ---------    ---------
Total current assets                                   317,812      342,795

    Property and equipment, net                        493,251      279,770
    Restricted investments                                           85,186
    Deferred offering costs, net                        36,840       38,618
    Other assets                                         1,372        1,398
                                                     ---------    ---------
                                                     $ 849,275    $ 747,767
                                                     =========    =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Accounts payable                                 $      --    $   1,701
    Construction payables                               57,368       32,141
    Other accrued liabilities                            9,544        9,913
    Current maturities of long term debt                 1,362
                                                     ---------    ---------
Total current liabilities                               68,274       43,755
Long-term debt                                         607,004      515,612
                                                     ---------    ---------
                                                       675,278      559,367
                                                     ---------    ---------
Preferred Interest in Venetian Casino Resort, LLC,
 a wholly owned subsidiary                              77,053       77,053
                                                     ---------    ---------
Commitments and contingencies

Stockholder's equity:
    Common stock, $.10 par value, 3,000,000 shares
       authorized, 925,000 shares
       issued and outstanding                               92           92
    Capital in excess of par value                     112,977      112,977
    Accumulated deficit since June 30, 1996            (16,125)      (1,722)
                                                     ---------    ---------
                                                        96,944      111,347
                                                     ---------    ---------
                                                     $ 849,275    $ 747,767
                                                     =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS, INC.
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

                                                            Six Months Ended
                                                               June 30,
                                                               --------
                                                          1998          1997
                                                          ----          ----
Cash flows from operating activities:
Net income (loss)                                        $ (14,403)   $    465
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
        Amortization                                            50          50
        Interest earned on restricted investments           (6,358)         --
        Changes in assets and liabilities
          Other current assets                                  11         194
          Other assets                                         (26)        (58)
          Accounts payable                                  (1,701)       (565)
          Other accrued liabilities                           (369)       (720)
                                                         ---------    --------
Net cash used in operating activities                      (22,796)       (634)
                                                         ---------    --------
Cash flows from investing activities:
Proceeds from sale of investments                          116,844
Construction of Casino Resort                             (186,037)    (25,399)
                                                         ---------    --------
Net cash used in investing activities                      (69,193)    (25,399)
                                                         ---------    --------
Cash flows from financing activities:

Proceeds from capital contributions                                     25,500
Proceeds from preferred interest in Venetian                            10,000
Proceeds from mall construction loan facility               38,292
Proceeds from bank credit facility                          46,000
Proceeds from revolving credit facility                      8,025
                                                         ---------    --------
Net cash provided by financing activities                   92,317      35,500
                                                         ---------    --------
Increase in cash and cash equivalents                          328       9,467
Cash and cash equivalents at beginning of period               857         879
                                                         ---------    --------
Cash and cash equivalents at end of period               $   1,185    $ 10,346
                                                         =========    ========
Supplemental disclosure of cash flow information:
Cash payments for interest                               $  33,114    $     --
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

         The consolidated financial statements as of June 30, 1998, June 30, 1997 and December 31, 1997 include the accounts of LVSI and its wholly owned subsidiaries (the "Subsidiaries"), including Venetian Casino Resort, LLC ("Venetian"), Grand Canal Shops Mall, LLC (the "Mall Subsidiary"), Lido Casino Resort, LLC, Mall Intermediate Holding Company, LLC ("Mall Intermediate"), Grand Canal Shops Mall Construction, LLC ("Mall Construction"), Lido Intermediate Holding Company, LLC ("Lido Intermediate"), Grand Canal Shops Mall Holding Company, LLC, Lido Casino Resort Holding Company, LLC, Grand Canal Shops Mall MM, Inc. and Lido Casino Resort MM, Inc. (collectively, the "Company"). Each of LVSI and the Subsidiaries is a separate legal entity and the assets of each such entity are intended to be available only to the creditors of such entity.

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

         Construction of the Casino Resort commenced in April 1997 and completion is scheduled for the second quarter of 1999. The Company expects to expend $998.5 million (including capitalized interest and financing costs) to complete construction and open the Casino Resort.

Note 2  Per Share Data

         Basic and diluted per share amounts are calculated based upon the weighted average number of shares outstanding. The weighted average number of shares outstanding used in the computation of per share amounts of common stock was 925,000 for all periods presented.

Note 3  Property and Equipment

        Property and equipment includes costs incurred to construct the Casino Resort and consists of the following (in thousands):












                                                                       June 30,   December 31,
                                                                         1998          1997
                                                                         ----          ----
         Land and land improvements                                    $ 93,634    $  93,634
         Equipment, furniture and fixtures                                  422          422
         Construction in progress                                       399,195      185,714
                                                                       --------    ---------
                                                                       $493,251    $ 279,770
                                                                       ========    =========

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 3 Property and Equipment (continued)

         Construction in progress at June 30, 1998 and December 31, 1997 consists of construction costs, including capitalized interest of $15.2 million and $2.2 million at June 30, 1998, and December 31, 1997, respectively.

Note 4  Long-Term Debt

        Long-term debt consists of the following (in thousands):


                                                                       June 30,    December 31,
                                                                         1998          1997
                                                                         ----          ----
         12 1/4% Mortgage Notes, due November 15, 2004                 $425,000    $ 425,000
         14 1/4% Senior Subordinated Notes, due November 15, 2005
           (Net of unamortized discount of $6,451 and $6,888)            91,049       90,612
         Mall Construction Loan Facility                                 38,292
         Revolving Credit Facility                                        8,025
         Bank Credit Facility                                            46,000
         Less: current maturities                                        (1,362)
                                                                       --------    ---------
         Total long-term debt                                          $607,004    $ 515,612
                                                                       ========    =========

         In connection with the financing for the Casino Resort, the Company entered into a series of transactions during 1997 to provide for the development and construction of the Casino Resort. In November 1997, the Company issued $425.0 million aggregate principal amount of Mortgage Notes (the "Mortgage Notes") and $97.5 million aggregate principal amount of Senior Subordinated Notes (the "Senior Subordinated Notes" and, together with the Mortgage Notes, the "Notes") in a private placement. In November 1997, LVSI, Venetian and a syndicate of lenders entered into a bank credit facility (the "Bank Credit Facility"). The Bank Credit Facility provides up to $150.0 million in multiple draw term loans to the Company for construction and development of the Casino Resort. Up to $20.0 million of additional credit in the form of revolving loans under the Bank Credit Facility (the "Revolving Credit Facility") is available generally for working capital beginning six months prior to the completion date. During the construction of the Casino Resort, up to $15.0 million of the revolving loans or letters of credit will be available to fund purchases of certain furniture, fixtures and equipment. In November 1997, LVSI, Venetian, Mall Construction and a major non-bank lender entered into a mall construction loan facility to provide up to $140.0 million in financing for the retail mall in the Casino Resort (the "Mall Construction Loan Facility"). In December 1997, the Company entered into an agreement (the "FF&E Credit Facility") with certain lenders to provide for $97.7 million of financing for certain furniture, fixtures and equipment to be secured under the FF&E Credit Facility and an electrical substation. During the six months ended June 30, 1998, $38.3 million, $8.0 million and $46.0 million were drawn from the Mall Construction Loan Facility, Revolving Credit Facility and the Bank Credit Facility, respectively.

         In addition, during the first six months the Company has committed to $3.2 million of irrevocable letters of credit drawn on the Bank Credit Facility revolving loan.

Note 5  Commitments and Contingencies

Construction Costs

         Ground breaking for the Casino Resort occurred in April 1997. The redevelopment of the site of the Sands is expected to be completed in two phases (with the first phase being construction of the Casino Resort). There can be no assurance, however, as to when, or if, such construction will be completed due to risks and uncertainties inherent in the development process. The cost of the Casino Resort (excluding land acquisition cost) is currently estimated at $998.5 million.

Litigation

         The Company is party to litigation matters and claims related to its operations. The financial statements include provisions for estimated losses related thereto. Management does not expect that the final resolution of these matters will have a material impact on the financial position and results of operations of the Company.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 6  Summarized Financial Information

         Venetian, Mall Intermediate, Mall Construction, and Lido Intermediate (collectively, the "Subsidiary Guarantors") are wholly owned subsidiaries of LVSI. Venetian and LVSI are co-obligors of the Notes and certain other indebtedness related to construction of the Casino Resort and are jointly and severally liable for such indebtedness. The Subsidiary Guarantors have jointly and severally guaranteed (or are co-obligors of) such debt on a full and unconditional basis (other than indebtedness under the Mall Construction Loan Facility which is guaranteed only by Mall Intermediate and Mall Construction). No other subsidiary of LVSI is an obligor or guarantor of any of the Casino Resort financing. Summarized financial information is presented for non-guarantor subsidiaries of the Company through June 30, 1998. Separate financial statements and other disclosures concerning each of Venetian, the Subsidiary Guarantors and non-guarantor subsidiaries are not presented because management believes that they are not material to investors. Summarized financial information of LVSI, Venetian, the Subsidiary Guarantors, and non-guarantor subsidiaries on a combined basis as of and for the six months ended June 30, 1998 is as follows (in thousands):

                            CONDENSED BALANCE SHEETS


                                                          Venetian
                                                            and the          Non-       Consolidating/
                                           Las Vegas      Subsidiary       Guarantor      Eliminating
                                          Sands, Inc.     Guarantors      Subsidiaries       Entries        Total
                                          -----------      ----------     ------------       -------         -----
Cash and cash equivalents                  $    485        $     692           $ 8          $      --      $  1,185
Restricted cash and investments                              316,425                                        316,425
Amounts due from Venetian                       630                                              (630)           --
Other current assets                              3              199                                            202
                                           --------        ---------           ---          ---------      --------

  Total current assets                        1,118          317,316             8               (630)      317,812
                                           --------        ---------           ---          ---------      --------

Property and equipment, net                                  493,251                                        493,251
Investment in Subsidiaries                  114,156              117             8           (114,281)           --
Deferred offering costs                                       36,840                                         36,840
Other assets                                  1,308               64                                          1,372
                                           --------        ---------           ---          ---------      --------

                                           $116,582        $ 847,588           $16          $(114,911)     $849,275
                                           ========        =========           ===          =========      ========

Accounts payable                           $     --        $      --           $--          $      --      $     --
Construction payables                                         57,368                                         57,368
Amounts due to LVSI                                              630                             (630)           --
Other accrued liabilities                     1,586            7,958                                          9,544
Current maturities of long term debt                           1,362                                          1,362
                                           --------        ---------           ---          ---------      --------

  Total current liabilities                   1,586           67,318                             (630)       68,274

Long-term debt                                               607,004                                        607,004
                                           --------        ---------           ---          ---------      --------

                                              1,586          674,322                             (630)      675,278

Preferred interest in Venetian                                77,053                                         77,053
                                           --------        ---------           ---          ---------      --------

Stockholder's equity                        114,996           96,213            16           (114,281)       96,944
                                           --------        ---------           ---          ---------      --------
                                           $116,582        $ 847,588           $16          $(114,911)     $849,275
                                           ========        =========           ===          =========      ========

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)
Note 6 Summarized Financial Information (continued)


           CONDENSED STATEMENTS OF OPERATIONS


                                              Venetian
                                                and the           Non-       Consolidating/
                               Las Vegas      Subsidiary        Guarantor      Eliminating
                              Sands, Inc.     Guarantors       Subsidiaries       Entries      Total
                              -----------      ----------     ------------       -------       -----

Revenues                         $426         $     21         $     --          $--        $    447
Operating expenses                 50            1,828               45                        1,923
                                 ----         --------         --------           --        --------
Operating income (loss)           376           (1,807)             (45)                      (1,476)
Other income (expense):
    Interest income                21           10,672                                        10,693
    Interest expense                           (23,620)                                      (23,620)
                                 ----         --------         --------          ---        --------
Net income (loss)                $397         $(14,755)        $    (45)         $--        $(14,403)
                                 ====         ========         ========          ===        ========

           CONDENSED STATEMENTS OF CASH FLOWS

                                                                    Venetian
                                                                    and the            Non-        Consolidating/
                                                       Las Vegas   Subsidiary       Guarantor       Eliminating
                                                      Sands, Inc.  Guarantors       Subsidiaries       Entries        Total
                                                     -----------   ----------       ------------       -------        -----
Net cash provided by ( used in) operating
  activities                                           $ 367       $ (23,118)         $ (45)            $ --       $ (22,796)
                                                       -----       ---------          -----             ----       ---------
Cash flows from investing activities:
  Proceeds from sale of investments                                  116,844                                         116,844
  Investment in subsidiaries                             (24)            (80)            (8)             112              --
  Construction of Casino Resort                                     (186,037)                                       (186,037)
                                                       -----       ---------          -----             ----       ---------
Net cash used in investing activities                    (24)        (69,273)            (8)             112         (69,193)
Cash flows from financing activities:
  Proceeds from mall construction loan facility                       38,292                                          38,292
  Proceeds from bank credit facility                                  46,000                                          46,000
  Proceeds from revolving credit facility                              8,025                                           8,025
  Proceeds from capital contributions                     --              51             61             (112)             --
                                                       -----       ---------          -----             ----       ---------
Net cash provided by financing activities                 --          92,368             61             (112)         92,317
                                                       -----       ---------          -----             ----       ---------

Increase (decrease) in cash and cash equivalents         343             (23)             8                              328
Cash and cash equivalents at beginning of period         142             715                                             857
                                                       -----       ---------          -----             ----       ---------
Cash and cash equivalents at end of period             $ 485       $     692          $   8             $ --       $   1,185
                                                       =====       =========          =====             ====       =========

LAS VEGAS SANDS, INC.


Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated Financial Statements and the notes thereto and other financial information included in the 1997 Annual Report on Form 10-K. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. See "Special Note Regarding Forward-Looking Statements."

Results of Operations

         The Company owns and is developing approximately 45 acres on the Las Vegas Strip. The Company is constructing and will own and operate the Casino Resort, a large-scale Venetian-themed hotel, casino, retail, meeting and entertainment complex in Las Vegas, Nevada. The Casino Resort is expected to commence operations in the second quarter of 1999. On June 30, 1996 the Company suspended operations and closed the Sands to begin the construction of the Casino Resort. The Company's operating income since June 30, 1996 primarily consists of rental and royalty income. Pre-opening activities associated with the opening of the Casino Resort commenced during the second quarter 1998 and are included in operating expenses. Other income and expense consists of interest income earned and non-capitalized interest expense associated with financing the development of the Casino Resort.

Second Quarter Ended 1998 compared to Second Quarter Ended 1997

         Operating Revenues. Revenues for the second quarter of 1998 were $298,000 compared with $237,000 during the same period last year and consisted primarily of rental and royalty income.

         Operating Expenses. Pre-opening expenses of $1.9 million were incurred during the second quarter of 1998 compared with $0 during the same period in 1997. Pre-opening expenses included payroll, advertising, professional services and other general and administrative expenses related to the opening of the Casino Resort. Amortization expense was $25,000 in both quarters.

         Interest Income (Expense). Interest income increased to $5.0 million during the second quarter of 1998 from $25,000 during the same period last year as a result of investing proceeds received from the sale of the Notes in the aggregate principal amount of $522.5 million on November 14, 1997. The increase in interest expense to $11.0 million for the quarter ended June 30, 1998 from $0 during the same period in 1997 represents the non-capitalized interest expense resulting from debt incurred related to the financing of the Casino Resort.

Six Months Ended 1998 compared to Six Months Ended 1997

         Operating Revenues. Revenues for the first six months of 1998 were $447,000 compared with $466,000 during the same period last year and consisted primarily of rent and royalty income.

         Operating Expenses. Pre-opening expenses of $1.9 million were incurred during the first six months of 1998 compared with $0 during the same period in 1997. Pre-opening expenses included payroll, advertising, professional services and other general and administrative expenses related to the opening of the Casino Resort. Amortization expense was $50,000 in both periods.

         Interest Income (Expense). Interest income increased to $10.7 million during the first six months of 1998 from $49,000 during the same period last year as a result of investing proceeds received from the sale of the Notes in the aggregate principal amount of $522.5 million on November 14, 1997. The increase in interest expense to $23.6 million for the six months ended June 30, 1998 from $0 during the same period in 1997 represents the non-capitalized interest expense resulting from debt incurred related to the financing of the Casino Resort.

LAS VEGAS SANDS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations (Continued)

Liquidity and Capital Resources

         As of June 30, 1998 and December 31, 1997 the Company held cash and cash equivalents of $1.2 million and $0.9 million, respectively. As of June 30, 1998 and December 31, 1997, the Company held restricted cash and cash equivalents of $316.4 million and $426.9 million, respectively. Cash used in operating activities for the first six months of 1998 was $22.8 million compared with $0.6 million for the same period of 1997.

         Capital expenditures during the first six months of 1998 were $186.0 million, consisting of construction of the Casino Resort. Of the cost expended or incurred during the first six months of 1998, $46.0 million, $8.0 million and $38.3 million were drawn from the Bank Credit Facility, Revolving Credit Facility and Mall Construction Loan Facility, respectively. The balance of the capital expenditures represents proceeds from the Notes and period end accruals for construction payables and contractor retention amounts. As of June 30, 1998, approximately $454.0 million of the total project cost of $998.5 million (excluding land acquisitions costs) had been expended or incurred to fund construction and development of the Casino Resort. The remaining $544.5 million of estimated construction and development costs for the Casino Resort is expected to be funded from a combination of (i) continued company borrowings under a $150.0 million Bank Credit Facility, (ii) remaining proceeds from the offering of the Mortgage Notes, (iii) continued borrowings under a $140.0 million Mall Construction Loan Facility and (iv) borrowings under a $97.7 million FF&E Credit Facility. In addition, a heating, ventilating and air conditioning provider (the "HVAC Provider") will separately contribute $70.0 million for the purchase and installation of heating, ventilating and air conditioning equipment which the HVAC Provider will own and operate.

         LVSI and Venetian completed an exchange offer on June 1, 1998 for $425.0 million of their 12.25% Mortgage Notes due 2004 and $97.5 million of their 14.25% Senior Subordinated Notes due 2005, pursuant to a registration statement which became effective April 30, 1998. The Notes were exchanged for notes with substantially the same terms issued in the private placement in November 1997.

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

LAS VEGAS SANDS, INC.


Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations (Continued)

Special Note Regarding Forward-Looking Statements

         Certain statements in this Section and elsewhere in this Quarterly Report on Form 10-Q constitute "forward-looking statements." Such forward-looking statements include the discussions of the business strategies of the Company and expectations concerning future operations, margins, profitability, liquidity and capital resources. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks associated with entering into a new venture and new construction, competition and other planned construction in Las Vegas, government regulation related to the casino industry, uncertainty of casino spending and vacationing in casino resorts in Las Vegas, occupancy rates and average daily room rates in Las Vegas, demand for all-suites rooms, the popularity of Las Vegas as a convention and trade show destination, the completion of infrastructure improvements in Las Vegas, including the recent expansion of McCarran International Airport, and general economic and business conditions which may impact levels of disposable income of consumers and pricing of hotel rooms.

LAS VEGAS SANDS, INC.

                                     Part II

                                OTHER INFORMATION

Items 1 through 5 of Part II are not applicable.

Item 6.    Exhibits and Reports on Form 8-K

           (a)    List of Exhibits

                  Exhibit No.    Description of Document
                  -----------    -----------------------
                  27.1           Financial Data Schedule

           (b)    Reports on Form 8-K
                  No reports on Form 8-K were filed during the quarter ended June 30, 1998.

LAS VEGAS SANDS, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LAS VEGAS SANDS, INC.



         August 12, 1998                   By:/s/ Sheldon G. Adelson
                                             ----------------------
                                             Sheldon G. Adelson
                                             Chairman of the Board, Chief
                                             Executive Officer and Director


         August 12, 1998                  By:/s/ Harry D. Miltenberger
                                             -------------------------
                                             Harry D. Miltenberger
                                             Vice President-Finance
                                             (principal financial
                                             and accounting officer)