Form 10-Q
period 1998-09-30
LAS VEGAS SANDS INC
filed 1998-11-13
CIK 850994

UNITED STATES SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the Transition period from ______ to ______

                               ------------------

                        Commission File Number 333-42147

                               ------------------

                              LAS VEGAS SANDS, INC.
            (Exact name of registration as specified in its charter)

               Nevada                                  04-3010100
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

3355 Las Vegas Boulevard South, Room 1A
          Las Vegas, Nevada                               89109
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

                                 (702) 733-5000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 6 1998.

                Class                        Outstanding at November 6, 1998
-----------------------------------        -----------------------------------
    Common Stock, $.10 par value                     925,000 shares

                              Las Vegas Sands, Inc.

                                Table of Contents

                                     Part I
                              FINANCIAL INFORMATION

Item  1.   Consolidated Statements of
           Operations for the Three Months and Nine Months Ended
           September 30, 1998 and September 30, 1997 ...................     1

           Consolidated Balance Sheets
           At September 30, 1998 and December 31, 1997 .................     2

           Consolidated Statements of
           Cash Flows for the Nine Months Ended
           September 30, 1998 and September 30, 1997 ...................     3

           Notes to Consolidated Financial Statements  .................   4-8

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations  ...........  9-12

                                     Part II
                                Other Information

Item 6.    Exhibits and Reports on Form 8-K  ...........................    13

           Signatures  .................................................    14

                                     Part I
                              Financial Information


Item 1.    Financial Statements

LAS VEGAS SANDS, INC.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

                                                      Three Months Ended            Nine Months Ended
                                                         September 30,                 September 30,
                                                     ---------------------         --------------------
                                                      1998          1997             1998        1997
                                                     -------       -------         --------     -------
Revenues:
   Other                                             $   182       $ 217           $    629     $ 683
                                                     -------       -----           --------     -----

Operating expenses:
   Payroll                                             1,288                          1,837
   Advertising                                           479                            604
   Professional services                                 348                            594
   Other general & administrative expenses               781                          1,733
   Amortization                                           25          25                 75        75
                                                     -------       -----           --------     -----

   Total operating expenses                            2,921          25              4,843        75
                                                     -------       -----           --------     -----

Operating income (loss)                               (2,739)        192             (4,214)      608
                                                     -------       -----           --------     -----

Other income (expense):
  Interest income                                      3,929          48             14,621        97
  Interest expense, net of amounts capitalized        (8,913)                       (32,533)
                                                     -------       -----           --------     -----

Net income (loss)                                    $(7,723)      $ 240           $(22,126)    $ 705
                                                     =======       =====           ========     =====

Basic and diluted income (loss) per share            $(20.33)      $0.26           $ (35.90)    $0.76
                                                     =======       =====           ========     =====

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

                                                                                September 30,
                                                                                    1998        December 31,
                                                                                 (Unaudited)        1997
                                                                                -------------   ------------
ASSETS
Current assets:
    Cash and cash equivalents                                                     $   1,435      $     857
    Restricted cash and investments                                                 238,199        341,725
    Other current assets                                                                239            213
                                                                                  ---------      ---------

Total current assets                                                                239,873        342,795

    Property and equipment, net                                                     656,597        279,770
    Restricted investments                                                                          85,186
    Deferred offering costs, net                                                     35,450         38,618
    Other assets                                                                      1,406          1,398
                                                                                  ---------      ---------

                                                                                  $ 933,326      $ 747,767
                                                                                  =========      =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Accounts payable                                                               $             $   1,701
    Construction payables                                                            66,611         32,141
    Other accrued liabilities                                                        26,531          9,913
    Current maturities of long term debt                                              5,337
                                                                                  ---------      ---------

Total current liabilities                                                            98,479         43,755
Long-term debt                                                                      668,573        515,612
                                                                                  ---------      ---------

                                                                                    767,052        559,367
                                                                                  ---------      ---------

Preferred Interest in Venetian Casino Resort, LLC, a wholly owned subsidiary         88,134         77,053
                                                                                  ---------      ---------

Commitments and contingencies

Stockholder's equity:
    Common stock, $.10 par value, 3,000,000 shares authorized, 925,000 shares
       issued and outstanding                                                            92             92
    Capital in excess of par value                                                  101,896        112,977
    Accumulated deficit since June 30, 1996                                         (23,848)        (1,722)
                                                                                  ---------      ---------

                                                                                     78,140        111,347
                                                                                  ---------      ---------

                                                                                  $ 933,326      $ 747,767
                                                                                  =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

                                                              Nine Months Ended
                                                                 September 30,
                                                           ------------------------
                                                              1998          1997
                                                           ---------      --------
Cash flows from operating activities:
Net income (loss)                                          $ (22,126)     $    705
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
        Amortization                                              75            75
        Interest earned on restricted investments             (6,388)
        Changes in assets and liabilities:
          Other current assets                                   (26)          (92)
          Other assets                                           (83)          491
          Accounts payable                                    (1,701)        8,822
          Other accrued liabilities                           16,618           454
                                                           ---------      --------

Net cash provided by (used in) operating activities          (13,631)       10,455
                                                           ---------      --------

Cash flows from investing activities:
Proceeds from sale of investments                            195,100
Construction of Casino Resort                               (338,533)      (86,770)
                                                           ---------      --------

Net cash used in investing activities                       (143,433)      (86,770)
                                                           ---------      --------

Cash flows from financing activities:

Proceeds from capital contributions                                         (2,100)
Proceeds from preferred interest in Venetian                                72,053
Proceeds from bridge loan                                                   15,050
Proceeds from Mall Construction Loan Facility                 66,688
Proceeds from Bank Credit Facility-term loan                  77,000
Proceeds from Bank Credit Facility-revolver                    8,285
Proceeds from FF&E Credit Facility                             5,669
                                                           ---------      --------

Net cash provided by financing activities                    157,642        85,003
                                                           ---------      --------

Increase in cash and cash equivalents                            578         8,688
Cash and cash equivalents at beginning of period                 857           879
                                                           ---------      --------

Cash and cash equivalents at end of period                 $   1,435      $  9,567
                                                           =========      ========

Supplemental disclosure of cash flow information:
Cash payments for interest                                 $  35,486      $
                                                           =========      ========


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

      The consolidated financial statements as of September 30, 1998, September 30, 1997 and December 31, 1997 include the accounts of LVSI and its wholly owned subsidiaries (the "Subsidiaries"), including Venetian Casino Resort, LLC ("Venetian"), Grand Canal Shops Mall, LLC (the "Mall Subsidiary"), Lido Casino Resort, LLC, Mall Intermediate Holding Company, LLC ("Mall Intermediate"), Grand Canal Shops Mall Construction, LLC ("Mall Construction"), Lido Intermediate Holding Company, LLC ("Lido Intermediate"), Grand Canal Shops Mall Holding Company, LLC, Lido Casino Resort Holding Company, LLC, Grand Canal Shops Mall MM, Inc. and Lido Casino Resort MM, Inc. (collectively, the "Company"). Each of LVSI and the Subsidiaries is a separate legal entity and the assets of each such entity are intended to be available only to the creditors of such entity.

      Venetian was formed on March 20, 1997 to own and operate certain portions of the Casino Resort. LVSI is the managing member and owns 100% of the common voting equity in Venetian. The entire preferred interest in Venetian is owned by Interface Group Holding Company Inc. ("Interface Holding"), which is wholly owned by LVSI's sole stockholder (the "Sole Stockholder").

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

      Construction of the Casino Resort commenced in April 1997 and completion is scheduled for the second quarter of 1999. The Company expects to expend approximately $1.0 billion (including capitalized interest, financing costs and excluding land acquisition costs) to complete construction and open the Casino Resort. There can be no assurance, however, as to when or if such construction will be completed due to risks inherent in the development process. Pre-opening expenses for the three and nine months ended September 30, 1998 were $2.9 million and $4.8 million, respectively.

Note 2  Per Share Data

      Basic and diluted per share amounts are calculated based upon the weighted average number of shares outstanding. The weighted average number of shares outstanding used in the computation of per share amounts of common stock was 925,000 for all periods presented. The net loss available to common stockholders used in computing the basic loss per share includes preferred dividends of $11.1 million for the three and nine month periods ended September 30, 1998.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 3  Property and Equipment

      Property and equipment includes costs incurred to construct the Casino Resort and consists of the following (in thousands):

                                                    September 30,  December 31,
                                                        1998           1997
                                                    -------------  ------------
      Land and land improvements                      $ 93,634      $ 93,634
      Equipment, furniture and fixtures                    422           422
      Construction in progress                         562,541       185,714
                                                      --------      --------
                                                      $656,597      $279,770
                                                      ========      ========


      Construction in progress at September 30, 1998 and December 31, 1997 consists of construction costs, including capitalized interest of $26.6 million and $2.2 million at September 30, 1998 and December 31, 1997, respectively.

Note 4  Long-Term Debt

      Long-term debt consists of the following (in thousands):

                                                     September 30,  December 31,
                                                         1998           1997
                                                     -------------  ------------
      12 1/4% Mortgage Notes, due November 15, 2004   $425,000       $425,000
      14 1/4% Senior Subordinated Notes,
        due November 15, 2005
        (Net of unamortized discount
        of $6,232 and $6,888)                           91,268         90,612
      Mall Construction Loan Facility                   66,688
      Bank Credit Facility-revolver                      8,285
      Bank Credit Facility-term loan                    77,000
      FF&E Credit Facility                               5,669
      Less: current maturities                          (5,337)
                                                      --------       --------
      Total long-term debt                            $668,573       $515,612
                                                      ========       ========

      In connection with the financing for the Casino Resort, the Company entered into a series of transactions during 1997 to provide for the development and construction of the Casino Resort. In November 1997, the Company issued $425.0 million aggregate principal amount of Mortgage Notes (the "Mortgage Notes") and $97.5 million aggregate principal amount of Senior Subordinated Notes (the "Senior Subordinated Notes" and, together with the Mortgage Notes, the "Notes") in a private placement. On June 1, 1998 LVSI and Venetian completed an exchange offer to exchange the Notes for notes with substantially the same terms. In November 1997, LVSI, Venetian and a syndicate of lenders entered into a bank credit facility (the "Bank Credit Facility"). The Bank Credit Facility provides up to $150.0 million in multiple draw term loans to the Company for construction and development of the Casino Resort. Up to $20.0 million of additional credit in the form of revolving loans under the Bank Credit Facility is available generally for working capital beginning six months prior to the completion date. During the construction of the Casino Resort, up to $15.0 million of the revolving loans or letters of credit will be available to fund purchases of certain furniture, fixtures and equipment. In November 1997, LVSI, Venetian, Mall Construction and a major non-bank lender entered into a mall construction loan facility to provide up to $140.0 million in financing for the retail mall in the Casino Resort (the "Mall Construction Loan Facility"). In December 1997, the Company entered into an agreement (the "FF&E Credit Facility") with certain lenders to provide for $97.7 million of financing for certain furniture, fixtures and equipment to be secured under the FF&E Credit Facility and an electrical substation.

        During the nine months ended September 30, 1998, $66.7 million, $85.3 million and $5.7 million were drawn from the Mall Construction Loan Facility, Bank Credit Facility and the FF&E Credit Facility, respectively. In addition, at September 30, 1998 the Company has committed to $3.2 million of irrevocable letters of credit drawn under the revolver facility of the Bank Credit Facility.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 5  Preferred Interest in Venetian Casino Resort, LLC

      During 1997, Interface Holding contributed $77.1 million in cash to Venetian in exchange for a Series A preferred interest (the "Series A Preferred Interest") in Venetian. By its terms, the Series A Preferred Interest was convertible at any time into a Series B preferred interest in Venetian (the "Series B Preferred Interest"). During the quarter ended September 30, 1998, the Series A Preferred Interest was converted into the Series B Preferred Interest. The rights of the Series B Preferred Interest include the accrual of a preferred return of 12% from the date of contribution in respect of the Series A Preferred Interest. Until the indebtedness under the Bank Credit Facility is repaid and cash payments are permitted under the restricted payment covenants of the indentures entered into in connection with the Notes, the preferred return on the Series B Preferred Interest will accrue and will not be paid in cash. Commencing in November 2009, distributions must be made to the extent of the positive capital account of the holder. During the quarter ended September 30, 1998, $11.1 million was accrued on the Series B Preferred Interest related to the contributions made during 1997 and there were no distributions of preferred interest or preferred return paid.

Note 6  Commitments and Contingencies

Construction Costs

      Ground breaking for the Casino Resort occurred in April 1997. The redevelopment of the site of the Sands is expected to be completed in two phases (with the first phase being construction of the Casino Resort). There can be no assurance, however, as to when, or if, such construction will be completed due to risks and uncertainties inherent in the development process. The cost of the Casino Resort (excluding land acquisition cost) is currently estimated at approximately $1.0 billion.

Litigation

      The Company is party to litigation matters and claims related to its operations. The financial statements include provisions for estimated losses related thereto. Management does not expect that the final resolution of these matters will have a material impact on the financial position and results of operations of the Company.

Note 7  Summarized Financial Information

      Venetian, Mall Intermediate, Mall Construction, and Lido Intermediate (collectively, the "Subsidiary Guarantors") are wholly owned subsidiaries of LVSI. Venetian and LVSI are co-obligors of the Notes and certain other indebtedness related to construction of the Casino Resort and are jointly and severally liable for such indebtedness. The Subsidiary Guarantors have jointly and severally guaranteed (or are co-obligors of) such debt on a full and unconditional basis (other than indebtedness under the Mall Construction Loan Facility which is guaranteed only by Mall Intermediate and Mall Construction). No other subsidiary of LVSI is an obligor or guarantor of any of the Casino Resort financing. Summarized financial information is presented for non-guarantor subsidiaries of the Company through September 30, 1998. Separate financial statements and other disclosures concerning each of Venetian, the Subsidiary Guarantors and non-guarantor subsidiaries are not presented because management believes that they are not material to investors. Summarized financial information of LVSI, Venetian and the Subsidiary Guarantors, and non-guarantor subsidiaries on a combined basis as of and for the nine months ended September 30, 1998 is as follows (in thousands):

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 7  Summarized Financial Information

                            CONDENSED BALANCE SHEETS

                                                               Venetian
                                                               and the           Non-        Consolidating/
                                                Las Vegas     Subsidiary       Guarantor     Eliminating
                                                Sands, Inc.   Guarantors     Subsidiaries      Entries         Total
                                                -----------   ----------     ------------    -------------   --------
Cash and cash equivalents                        $    822     $     605        $       8       $              $  1,435
Restricted cash and investments                                 238,199                                        238,199
Amounts due from Venetian                             760                                           (760)
Other current assets                                    5           234                                            239
                                                 --------     ---------        ---------       ---------      --------

  Total current assets                              1,587       239,038                8            (760)      239,873
                                                 --------     ---------        ---------       ---------      --------

Property and equipment, net                                     656,597                                        656,597
Investment in Subsidiaries                        114,197           198                         (114,395)
Deferred offering costs                                          35,450                                         35,450
Other assets                                        1,342            64                                          1,406
                                                 --------     ---------        ---------       ---------      --------

                                                 $117,126     $ 931,347        $       8       $(115,155)     $933,326
                                                 ========     =========        =========       =========      ========

Construction payables                            $            $  66,611        $               $              $ 66,611
Amounts due to LVSI                                                 760                             (760)
Other accrued liabilities                           1,947        24,584                                         26,531
Current maturities of long term debt                              5,337                                          5,337
                                                 --------     ---------        ---------       ---------      --------

  Total current liabilities                         1,947        97,292                             (760)       98,479

Long-term debt                                                  668,573                                        668,573
                                                 --------     ---------        ---------       ---------      --------

                                                    1,947       765,865                             (760)      767,052

Preferred interest in Venetian                                   88,134                                         88,134
                                                 --------     ---------        ---------       ---------      --------

Stockholder's equity                              115,179        77,348                8        (114,395)       78,140
                                                 --------     ---------        ---------       ---------      --------

                                                 $117,126     $ 931,347        $       8       $(115,155)     $933,326
                                                 ========     =========        =========       =========      ========

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 7  Summarized Financial Information

                       CONDENSED STATEMENTS OF OPERATIONS

                                                               Venetian
                                                               and the           Non-        Consolidating/
                                                Las Vegas     Subsidiary       Guarantor     Eliminating
                                                Sands, Inc.   Guarantors     Subsidiaries      Entries         Total
                                                -----------   ----------     ------------    -------------   --------
Revenues                                         $    612     $      17        $                $            $    629
Operating expenses                                     75         4,643              125                        4,843
                                                 --------     ---------        ---------        ----------   --------
Operating income (loss)                               537        (4,626)            (125)                      (4,214)
Other income (expense):
    Interest income                                    42        14,579                                        14,621
    Interest expense                                            (32,533)                                      (32,533)
                                                 --------     ---------        ---------        ----------   --------
Net income (loss)                                $    579     $ (22,580)       $    (125)       $            $(22,126)
                                                 ========     =========        =========        ==========   ========

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                               Venetian
                                                               and the           Non-        Consolidating/
                                                Las Vegas     Subsidiary       Guarantor     Eliminating
                                                Sands, Inc.   Guarantors     Subsidiaries      Entries         Total
                                                -----------   ----------     ------------    -------------   --------
Net cash provided by ( used in) operating
  activities                                     $    744     $ (14,250)       $    (125)       $            $(13,631)
                                                 --------     ---------        ---------        ----------   --------
Cash flows from investing activities:
  Proceeds from sale of investments                             195,100                                       195,100
  Investment in subsidiaries                          (65)         (197)                           262
  Construction of Casino Resort                                (338,533)                                     (338,533)
                                                 --------     ---------        ---------        ----------   --------

Net cash used in investing activities                 (65)     (143,630)                           262       (143,433)
Cash flows from financing activities:
  Proceeds from Mall Construction Loan Facility                  66,688                                        66,688
  Proceeds from Bank Credit Facility-term loan                   77,000                                        77,000
  Proceeds from Bank Credit Facility-revolver                     8,285                                         8,285
  Proceeds from FF&E Credit Facility                              5,669                                         5,669
  Proceeds from capital contributions                               129              133          (262)
                                                 --------     ---------        ---------        ----------   --------

Net cash provided by financing activities                       157,771              133          (262)       157,642
                                                 --------     ---------        ---------        ----------   --------

Increase (decrease) in cash and cash equivalents      679          (109)               8                          578
Cash and cash equivalents at beginning of period      142           715                                           857
                                                 --------     ---------        ---------        ----------   --------

Cash and cash equivalents at end of period       $    821     $     606        $       8        $            $  1,435
                                                 ========     =========        =========        ==========   ========

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

Results of Operations

      The Company owns and is developing approximately 45 acres on the Las Vegas Strip. The Company is constructing and will own and operate the Casino Resort, a large-scale Venetian-themed hotel, casino, retail, meeting and entertainment complex in Las Vegas, Nevada. The Casino Resort is expected to commence operations in the second quarter of 1999. On June 30, 1996 the Company suspended operations and closed the Sands to begin the construction of the Casino Resort. The Company's operating income since June 30, 1996 primarily consists of rental and royalty income. Pre-opening activities associated with the opening of the Casino Resort commenced during the second quarter of 1998 and related costs are included in operating expenses. Other income and expense consists of interest income earned and non-capitalized interest expense associated with financing the development of the Casino Resort.

      As of October 22, 1998, preliminary group sales efforts have resulted in hotel bookings of approximately 66% of the projected group-booking goal of 510,000 room nights for the first year of operations of the Casino Resort. Approximately 20% of the projected first year goal has been contractually reserved, with cancellation clauses, for in-house groups and conventions. The remainder has been set aside pursuant to contractual arrangements with trade show vendors. The contractual arrangements for rooms with trade show vendors are subject to standard cancellation terms without penalty. Marketing and sales efforts for individual room reservations from trade show attendees and retail reservations are expected to begin during the fourth quarter of this year. See "Special Note Regarding Forward-Looking Statements."

Third Quarter Ended 1998 compared to Third Quarter Ended 1997

      Operating Revenues. Revenues for the third quarter of 1998 were $182,000 compared with $217,000 during the same period last year and consisted primarily of rental and royalty income.

      Operating Expenses. Pre-opening expenses of $2.9 million were incurred during the third quarter of 1998 compared with $0 during the same period in 1997. Pre-opening expenses included payroll, advertising, professional services and other general and administrative expenses related to the opening of the Casino Resort. Amortization expense was $25,000 in both quarters.

      Interest Income (Expense). Interest income increased to $3.9 million during the third quarter of 1998 from $48,000 during the same period last year as a result of investing proceeds received from the sale of the Notes in the aggregate principal amount of $522.5 million on November 14, 1997. The increase in interest expense to $8.9 million for the quarter ended September 30, 1998 from $0 during the same period in 1997 represents the non-capitalized interest expense resulting from debt incurred related to the financing of the Casino Resort.

LAS VEGAS SANDS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations (continued)

Nine Months Ended 1998 compared to Nine Months Ended 1997

      Operating Revenues. Revenues for the first nine months of 1998 were $629,000 compared with $683,000 during the same period last year and consisted primarily of rental and royalty income.

      Operating Expenses. Pre-opening expenses of $4.8 million were incurred during the first nine months of 1998 compared with $0 during the same period in 1997. Pre-opening expenses included payroll, advertising, professional services and other general and administrative expenses related to the opening of the Casino Resort. Amortization expense was $75,000 in both periods.

      Interest Income (Expense). Interest income increased to $14.6 million during the first nine months of 1998 from $97,000 during the same period last year as a result of investing proceeds received from the sale of the Notes in the aggregate principal amount of $522.5 million on November 14, 1997. The increase in interest expense to $32.5 million for the nine months ended September 30, 1998 from $0 during the same period in 1997 represents the non-capitalized interest expense resulting from debt incurred related to the financing of the Casino Resort.

Liquidity and Capital Resources

      As of September 30, 1998 and December 31, 1997, the Company held cash and cash equivalents of $1.4 million and $0.9 million, respectively. As of September 30, 1998 and December 31, 1997, the Company held restricted cash and cash equivalents of $238.2 million and $426.9 million, respectively. Net cash used in operating activities for the first nine months of 1998 was $13.6 million, compared with net cash provided by operating activities of $10.5 million for the same period in 1997.

      Capital expenditures during the first nine months of 1998 were $338.5 million, consisting of construction of the Casino Resort. Of the cost expended or incurred during the first nine months of 1998, $85.3 million, $66.7 million and $5.7 million were drawn from the Bank Credit Facility (including $8.3 million under the revolving credit facility), Mall Construction Loan Facility and FF&E Credit Facility, respectively. The balance of the capital expenditures represents proceeds from the Notes and period end accruals for construction payables and contractor retention amounts. As of September 30, 1998, approximately $623.7 million of the total project cost of approximately $1.0 billion (excluding land acquisitions costs) had been expended or incurred to fund construction and development of the Casino Resort. The remaining approximately $376.3 million of estimated construction and development costs for the Casino Resort is expected to be funded from a combination of (i) continued borrowings under the Bank Credit Facility, (ii) remaining proceeds from the offering of the Mortgage Notes, (iii) continued borrowings under the Mall Construction Loan Facility and (iv) borrowings under the FF&E Credit Facility. In addition, a heating, ventilating and air conditioning provider (the "HVAC Provider") will separately contribute up to $67.0 million for the purchase and installation of heating, ventilating and air conditioning equipment which the HVAC Provider will own and operate.

The construction of the principal components of the Casino Resort was undertaken under a Construction Management Contract, dated as of February 15, 1997 (the "Construction Management Contract"), between LVSI and Lehrer McGovern Bovis, Inc., as construction manager (the "Construction Manager). The Construction Management Contract provided that the Company and the Construction Manager would establish a final guaranteed maximum price ("Final GMP") after completion of final design documents and the execution of trade contracts for 90% (by dollar amount) of the trade contracts portion of the guaranteed maximum price. The Company entered into the Final GMP amendment to the Construction Management Contract (the "Amendment") during the quarter ended September 30, 1998. Subject to certain exceptions, if the cost of the work covered by the Construction Management Contract exceeds the amount of the Final GMP, the Construction Manager is responsible for such excess costs. The Amendment re-affirms the date for substantial completion of the Casino Resort as April 21, 1999 and provides that the Construction Manager will use its best efforts to achieve substantial completion by April 13, 1999. The Amendment provides for a Final GMP for work included within the scope of work of the Construction Manager of $624.4 million. As contemplated by the project documents, certain funds, such as the original $40.0 million general project contingency, realized cost savings and other available funds have been reallocated to this Final GMP amount to balance the project budget. Included within the scope of the Final GMP amount is $67.0 million to construct and install the heating, ventilating and air conditioning equipment which the HVAC Provider will own and operate. In addition,

LAS VEGAS SANDS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations (Continued)

the following funds are available or have been allocated to pay for cost overruns: (i) a $10.0 million contingency included in the Construction Manager's Final GMP and (ii) $26.7 million of the Sole Stockholder's collateralized completion guaranty.

      Following completion of the Casino Resort, the Company expects to fund its operations and capital requirements from (i) operating cash flow, (ii) additional indebtedness of up to $20.0 million of revolving loans under the Bank Credit Facility (although $8.3 million and $3.2 million have been drawn to fund FF&E deposits and undrawn letters of credit, respectively, such amounts will be repaid from the FF&E Credit Facility and the Bank Credit Facility, respectively, prior to completion of the Casino Resort) and (iii) its ability to obtain additional working capital indebtedness of up to $20.0 million under the existing debt covenants and the indentures entered into in connection with the Notes.

      Although no additional financing for the Casino Resort is currently contemplated (other than that described above), the Company will seek, if necessary and to the extent permitted under the indentures entered into in connection with the issuance of each of the Mortgage Notes and the Senior Subordinated Notes and the terms of the Bank Credit Facility and the Mall Construction Loan Facility, additional financing through additional or replacement bank borrowings or debt or equity financings. There can be no assurance that additional or replacement financing, if needed, will be available to the Company, and, if available, that the financing will be on terms favorable to the Company, or that the Sole Stockholder or any of his affiliates will provide any such financing. Finally, there can be no assurance that new business developments or other unforeseen events will not occur resulting in the need to raise additional funds.

Year 2000 Update

      The Company is in the process of purchasing and installing new computer hardware and software to operate the Casino Resort. The Company is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the years 1900 and 2000. The Company has established an internal review system to ensure that all new systems purchased and installed to operate the Casino Resort are year 2000 compliant. The new systems are scheduled for implementation upon the opening of the Casino Resort on April 21, 1999. The review system includes testing all new systems for year 2000 compliance prior to opening the Casino Resort. The review system is being undertaken under the direction of the Casino Resort's Vice President of information systems.

      Cost

      The total cost associated with required testing of systems to become year 2000 compliant is not expected to be material to the Company's financial position. Funds for the screening and testing of the new systems are included in the project budget for the purchase of computer systems.

      Risks

      Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third party suppliers and customers, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact of the Company's results of operations, liquidity or financial condition. The Company believes that with the screening process in place the possibility of significant interruptions of normal operations should be reduced. The Company is presently making inquiries to determine whether the year 2000 issue will have any effect on its suppliers and business partners. The Company has not, however, determined the adequacy of year 2000 compliance for other industries that the Casino Resort will rely upon, including but not limited to, airline industry and telephone service suppliers. See "Special Note Regarding Forward-Looking Statements."

LAS VEGAS SANDS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations (continued)

Special Note Regarding Forward-Looking Statements

      Certain statements in this section and elsewhere in this Quarterly Report on Form 10-Q (as well as information included in oral statements or other written statements made or to be made by the Company) constitute "forward-looking statements." Such forward-looking statements include the discussions of the business strategies of the Company and expectations concerning future operations, margins, profitability, liquidity and capital resources. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks associated with entering into a new venture and new construction, competition and other planned construction in Las Vegas, government regulation related to the casino industry (including the legalization of gaming in certain jurisdictions, such as Indian reservations in the state of California), leverage and debt service (including sensitivity to fluctuations in interest rates), uncertainty of casino spending and vacationing in casino resorts in Las Vegas, occupancy rates and average daily room rates in Las Vegas, demand for all-suites rooms, the popularity of Las Vegas as a convention and trade show destination, the completion of infrastructure improvements in Las Vegas, including the recent expansion of McCarran International Airport, and general economic and business conditions which may impact levels of disposable income of consumers and pricing of hotel rooms.

LAS VEGAS SANDS, INC.

                                     Part II

                                OTHER INFORMATION

Items 1 through 5 of Part II are not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   List of Exhibits

              Exhibit No.   Description of Document
              -----------   -----------------------

              10.1 Guaranteed Maximum Price Amendment to Construction Management Agreement, dated June 17, 1998 (effective September 9, 1998), between Lehrer McGovern Bovis, Inc. and Venetian Casino Resort, LLC.

              27.1          Financial Data Schedule

         (b)  Reports on Form 8-K

              No report on Form 8-K was filed during the quarter ended September 30, 1998.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          LAS VEGAS SANDS, INC.


               November 13, 1998          By:  /s/ Sheldon G. Adelson
                                               ------------------------------
                                               Sheldon G. Adelson
                                               Chairman of the Board, Chief
                                               Executive Officer and Director


               November 13, 1998          By:  /s/ Harry D. Miltenberger
                                               ------------------------------
                                               Harry D. Miltenberger
                                               Vice President-Finance
                                               (principal financial and
                                               accounting officer)