Form 10-K
period 1998-12-31
LAS VEGAS SANDS INC
filed 1999-03-31
CIK 850994

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998
                                   -----------

                        Commission File Number 333-42147

                                   -----------

                              LAS VEGAS SANDS, INC.
            (Exact name of registration as specified in its charter)

            Nevada                                    04-3010100
-------------------------------           ----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)



     3355 Las Vegas Boulevard South, Room 1A
              Las Vegas, Nevada                           89109
     ---------------------------------------       -------------------
       (Address of principal offices)                  (Zip Code)


                                 (702) 733-5000
                     ---------------------------------------
               Registrant's telephone number, including Area Code:

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of registrant as of March 30, 1999 was $0.

The Company had 925,000 shares of Common Stock outstanding as of March 30, 1999.

                                            Las Vegas Sands, Inc.

                                              Table of Contents

                                                   Part I
Item 1.      Business................................................................................ 1
Item 2.      Properties..............................................................................18
Item 3.      Legal Proceedings.......................................................................19
Item 4.      Submission of Matters to a Vote of Security Holders.....................................20

                                                  Part II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters...................21
Item 6.      Selected Financial Data.................................................................22
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations...23
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk..............................29
Item 8.      Financial Statements and Supplementary Data.............................................30
Item 9.      Changes In and Disagreements With Accountants On Accounting and Financial Disclosure....49

                                                  Part III

Item 10.     Directors and Executive Officers of the Registrant......................................50
Item 11.     Executive Compensation..................................................................51
Item 12.     Security Ownership of Certain Beneficial Owners and Management..........................53
Item 13.     Certain Relationships and Related Transactions..........................................54

                                                  Part IV
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................57
             Signatures..............................................................................61


                                     PART I

ITEM 1.--BUSINESS

General

     Las Vegas Sands, Inc. ("LVSI") and its subsidiaries (collectively, the "Company") are constructing and will own and operate the Venetian Casino Resort (the "Casino Resort"), a Renaissance Venice-themed resort situated at one of the premier locations on the Las Vegas Strip (the "Strip"). The Casino Resort is located across from The Mirage and the Treasure Island Hotel and Casino at the site of the former Sands Hotel and Casino (the "Sands"). As planned, the Casino Resort will include the first all-suites hotel on the Strip with approximately 3,036 suites (the "Hotel"); a gaming facility of approximately 116,000 square feet (the "Casino"); an enclosed retail, dining and entertainment complex of approximately 475,000 net leasable square feet (the "Mall"); and a meeting and conference facility of approximately 500,000 square feet (the "Congress Center"). The Casino Resort will be physically connected to the approximately 1,150,000 square foot existing Sands Expo and Convention Center (the "Expo Center"), one of the largest facilities in the United States specifically designed for trade shows and conventions. Management believes that the combined facilities of the Casino Resort and the Expo Center (which is separately owned by an affiliate of the Company) will be one of the largest hotel and meeting complexes in the United States. Ground breaking for the Casino Resort occurred in April 1997, with an opening to the general public scheduled for the second quarter of 1999. See " - Construction Schedule and Budget."

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

     This Annual Report on Form 10-K contains certain forward-looking statements. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Special Note Regarding Forward-Looking Statements."

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

     A typical Hotel suite will be approximately 655 to 735 square feet consisting of a raised sleeping area and bathroom and a sunken living/working area. The suite's bi-level configuration is intended to create a multi-function living space in which guests can sleep, work or entertain and will include two queen-size beds or one king-size bed, a writing desk, dual line speaker phones, a fax machine and a sitting area. Furthermore, approximately 318 of the suites will be of larger size allowing for the possibility of entertaining from 20 to 100 persons in the living area.

     The Hotel will lease space to approximately six restaurants that will be located adjacent to the Casino. Hotel guests also will have the option of casual dining at a 20,000 square foot cafe, to be operated by Cheese Cake Factory, a nationally-recognized operator of premium casual restaurants, and at a 15,000 square foot Venetian-style market food court, both of which will be located at the casino level of the Hotel. Live entertainment will be offered at a 50,000 square foot entertainment complex. In addition, the Hotel will provide a variety of amenities for its guests, including a state-of-the-art health spa, operated by Canyon Ranch, with massage and treatment rooms, exercise and fitness areas. The Hotel will also feature an outdoor swimming complex (including five pools, spas, pool bars and cabanas) surrounded by gardens, waterways, fountains and sculptures. The Hotel has been designed to accommodate future expansion, including a 1,500 seat showcase theater.

     The Casino

     The Casino will be approximately 116,000 square feet and will be situated adjacent to the Hotel lobby. The Casino floor will be accessible from each of the Hotel, the Mall, Congress Center, the Expo Center and the Strip. The Casino will be marketed to attract a broad base of patrons, with a specific focus on frequent premium gaming customers. The Company will market the Casino directly to this gaming market segment using database marketing techniques, slot clubs and traditional incentives, such as reduced room rates and complimentary meals and suites. The Company will offer "high roller" gaming customers premium suites and special hotel services.

     The Casino and its adjacent amenities will be stylized to resemble a Venetian "palazzo," with architectural and interior design features representative of Venice's Renaissance era. The ceilings in the table games area will feature fresco-style paintings of Venetian palaces. The gaming facilities will include approximately 2,500 slot machines of various denominations, including the popular multi-property, linked progressive games. A high-end slot area, with a private lounge, will provide slot customers with premium slot products and services. The Casino's approximately 114 table games (excluding baccarat tables) will feature the traditional games of blackjack, craps and roulette, Asian games, such as "Pai Gow" and "Pai Gow Poker," and popular progressive table games, such as "Caribbean Stud Poker" and "Let It Ride." In addition, the Casino will offer gaming customers an upscale sportsbook room, a keno lounge, a poker room and an upscale baccarat pit. The baccarat pit is specially designed for premium, "high roller" gaming, with baccarat, blackjack and roulette, a private lounge with butler service, direct access to private cash-out windows at the Casino cage and direct access to the Casino's credit department. Although the Company intends to target "high roller" gaming customers, it does not expect to target the known top 50 to 100 baccarat players in the world in order to avoid the risks associated with the amounts wagered by these players.

     The Mall

     The Mall will offer approximately 475,000 net leasable square feet of shopping, dining and entertainment space located (i) on two levels within the Casino Resort's main structure, between the Casino level and the Hotel tower, and (ii) in a separate approximately 38,000 square foot retail annex adjacent to the Casino Resort's main structure. The Mall includes six dining establishments and approximately 70 retail stores. Visitors and guests can enter the Mall from several different directions, including from the Strip via a moving sidewalk or by pedestrian bridges, from the main gaming area of the Casino via escalators, from the Expo Center through the Congress Center, and directly from the Hotel.

     The Mall will include well-known restaurants and retail establishments to draw on brand name awareness, all offered at various price points in order to appeal to a broad market. The success of brand name and boutique retailers at The Forum Shops at Caesars Palace Hotel and the Fashion Show Mall on the Strip, and the success of brand name, premium restaurants at The Forum Shops at Caesars Palace Hotel and existing themed resorts has demonstrated the demand in Las Vegas for quality shopping and dining.

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

       Expo Center and the Congress Center

      With over 1.15 million gross square feet of exhibit and meeting space, including four exhibit halls and 20 meeting rooms, the existing separately owned and operated Expo Center is one of the largest trade show and convention facilities in the United States (as measured by net leasable square footage). As part of the Casino Resort, the Company is constructing and will own and operate the Congress Center, an approximately 500,000 gross square foot meeting and conference facility which will link the Expo Center and the rest of the Casino Resort. The Congress Center, which management expects will open concurrently with the Casino Resort, will include an approximately 80,000 square foot column-free "Venetian Ballroom," an approximately 13,500 square foot "Palazzo Ballroom" and a meeting complex of 42 individual rooms which can be combined to create three additional ballrooms. Together, the Expo Center and the Congress Center will offer nearly
1.65 million square feet of state-of-the-art exhibition and meeting facilities, which can be configured to provide 108 meeting rooms or accommodate large-scale multi-media events. Management intends to market the Congress Center to complement the operations of the Expo Center by target marketing the Congress Center for business conferences and upscale business events typically held during the mid-week period. The Company believes that the Congress Center also can be marketed to generate room night demand during the move-in/move-out phases of Expo Center events. The Company's goal is to draw from attendees and exhibitors at Expo Center events and from attendees of Congress Center events to maintain weekday room-night demand at the Hotel from this higher budget market segment, when room demand would otherwise be derived from the lower budget tour and travel group market segment.

      In 1998, approximately 1,050,000 visitors attended the trade shows and conventions at the Expo Center during 150 show days. The Expo Center hosted 13 events on the 1998 Trade Show Week 200 list of the largest trade shows in the United States in 1998, including the COMDEX Fall Trade Show, the Spring and Fall Western Shoe Show and JCK Jewelry Show, as well as the convention of National Association of Broadcasters, the Automotive Service Industry Association Week, and the International Consumer Electronics Show, each of which were multiple location events. In 1999, approximately 15 trade show events included on the 1998 Trade Show Week 200 list and 120 show days are scheduled for the Expo Center. For 2000, the Expo Center has booked 18 Trade Show Week 200 events and 118 show days are scheduled for the Expo Center.

     It should be noted that the Company has no ownership or financial interest in the Expo Center or Interface Group-Nevada, Inc. ("Interface"), the owner of the Expo Center, and does not exercise any control over the business or management of the Expo Center or Interface. All of the capital stock of Interface is beneficially owned by Sheldon G. Adelson, the sole stockholder of the Company (the "Sole Stockholder"). See "Item 13 - Certain Relationships and Related Transactions."

     The Company and Interface intend to jointly market the Hotel and Casino, the Mall and the Expo Center. In order to establish terms for the integrated operation of these facilities, Venetian, Grand Canal Shops Mall Construction, LLC (the "Mall Construction Subsidiary") and Interface have entered into the Amended and Restated Reciprocal Easement, Use and Operating Agreement (the "Cooperation Agreement"). The Cooperation Agreement provides that until December 31, 2010, Interface will use commercially reasonable efforts to have the Hotel designated as the "headquarters hotel" for trade show and convention events at the Expo Center and the Company will use commercially reasonable efforts to promote the use and occupancy of the Expo Center. In order to obtain the Casino Resort's "headquarters hotel" designation, the Company has agreed with Interface that, except under certain circumstances, trade shows of the type generally held at the Expo Center will not be held in the Congress Center. Under the Cooperation Agreement, Interface and Venetian will allocate expenses shared by the Expo Center and the Casino Resort. It should be noted that trade show and convention promoters will be under no obligation to select the Casino Resort as the "headquarters hotel" for their events. See "Item 13 - Certain Relationships and Related Transactions - Cooperation Agreement."

Business and Marketing Strategy

     The Company's business strategy is to (i) create a "must-see" destination resort at a premier location at the heart of the Las Vegas Strip, (ii) provide a differentiated superior all-suites product, (iii) capitalize on the link to the Expo Center and the Congress Center, (iv) utilize the Casino Resort's unique assets and facilities to appeal to a higher budget customer mix, (v) use the Casino Resort's themed facilities and location to generate Casino revenues, (vi) target premium gaming customers and (vii) carefully manage construction costs and risks.

     Create a "Must-See" Destination Casino Resort at the Heart of the Las Vegas Strip

     The Casino Resort, with its extensive theming, dining, shopping and entertainment, is expected to be a "must-see" destination resort located at the heart of the Strip. The Casino Resort is designed to provide visitors with the sense of being surrounded by the festivity and splendor of Renaissance Venice's architecture, music, art and history. The Venetian-themed setting along the Casino Resort's frontage on the Strip will include waterways, gondolas, and replicas of Venetian landmarks, such as the Doge's Palace, the Rialto Bridge, the Ca Doro and the Campanile Tower. The Mall will feature a one-quarter mile Venetian streetscape, with intimate "piazza"-style settings and a 630 foot canal running its length, with gondolas and water-side cafes and crossed by authentically-styled Venetian bridges.

     The Company believes that the Casino Resort's Venetian-theming, and its central location on the Strip will appeal to business travelers, leisure travelers and gaming customers and will position the Casino Resort to draw significant pedestrian traffic from the Strip. The Casino Resort will have approximately 740 feet of frontage on the east side of the Strip and will be located next to Harrahs and across from some of the most visited casino resorts and attractions on the Strip, including The Mirage, the Treasure Island Hotel and Casino and The Forum Shops at Caesars Palace Hotel. As a result, the Company believes that the Casino Resort will draw substantial foot traffic.


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

     Capitalize on the Link to the Expo Center and the Congress Center

     The Casino Resort will be the first themed entertainment resort in Las Vegas designed specifically to accommodate large scale trade shows, conventions, conferences and meetings. The Expo Center and the Congress Center are expected to provide recurring, predictable demand for mid-week room nights from business travelers. During 1998, approximately 1,050,000 visitors attended trade shows and conventions at the Expo Center. Through the Cooperation Agreement, the owner of the Expo Center has agreed to market the Casino Resort to promoters of Expo Center trade shows, conventions and other events as the "headquarters hotel" for such events. The Casino Resort will offer attendees of events at the Expo Center and the Congress Center the most convenient hotel accommodations in Las Vegas.

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

     Use the Casino Resort's Themed Facilities and Location to Generate Casino Revenues

     Management believes the Casino will capture gaming revenues from (i) the foot traffic generated by Expo Center and Congress Center events, (ii) Hotel guests, (iii) the foot traffic generated by shoppers and diners at the Mall and
(iv) visitors
attracted to the Casino Resort's unique, Venetian-themed facilities. The Casino Resort is planned to include a concentration of some of the finest restaurants in Las Vegas, brand name and exclusive boutique shopping, and themed entertainment concepts. Leases have been signed with several well-known restaurateurs, such as Wolfgang Puck, to operate their "signature" restaurants at the Casino Resort. In addition, the Company has entered into a lease for 50,000 square foot entertainment complex located in the Mall. Management believes that the combination of brand name awareness and extensive theming will generate significant foot traffic for the Casino Resort. The Casino Resort has been designed so that foot traffic from the Strip, the Expo Center, the Congress Center and the Hotel are funneled through the Casino floor in order to attract and retain a broad base of Casino patrons.

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

     Managing Construction Costs and Risks

     The Casino Resort is budgeted to cost approximately $1.0 billion to develop, equip and open (such costs exclude approximately $70.0 million for certain heating and air conditioning-related and other equipment (the "HVAC Equipment") to be owned by a third party, and land acquisition costs). As of December 31, 1998, approximately $807.9 million of this total budgeted cost has been expended or incurred. Of the amount expended and incurred, approximately $95.3 million represents cash contributed to the Company by the Sole Stockholder, through affiliates of the Company.

     In order to manage its construction risk, the Company has entered into various agreements designed to protect it against construction delays and cost overruns including (i) a guaranteed maximum price construction management contract (as amended, the "Construction Management Contract") for $633.4 million with Lehrer McGovern Bovis, Inc. (the "Construction Manager"), which protects the Company against certain cost overruns, (ii) guaranties of the Construction Manager's obligations (with certain limited exceptions) by its indirect parent, Bovis, Inc. ("Bovis") and its ultimate parent corporation, Peninsular and Oriental Steam Navigation Company ("P&O"), and (iii) a liquidated damages insurance policy for costs of certain construction delays (the "Liquidated Damages Insurance"). The Sole Stockholder has provided a $25.0 million collateralized completion guaranty (the "Completion Guaranty"). The Completion Guaranty is not available to fund any increases in costs attributable to discretionary "scope changes." Any such "scope changes" may only be implemented if the Company demonstrates that it has sufficient available funds to cover the anticipated increased costs, or if the Sole Stockholder increases his Completion Guaranty by such amount. To the extent that any cost overruns are not covered by the Construction Management Contract or the other protections described above, such cost overruns could be substantial and have a material adverse effect on the Company's liquidity and results of operations and its ability to complete the Casino Resort.

     To further ensure that there are sufficient funds to construct the Casino Resort as planned and that such funds are disbursed appropriately, certain lenders of the Company have entered into a funds disbursement and administration agreement (the "Disbursement Agreement") to establish the conditions for and the sequencing of funding construction costs and procedures for approving construction change orders and amendments to the construction budget and schedule. The Disbursement Agreement provides that remaining project costs (other than costs for the HVAC Equipment, furniture, fixtures and other equipment) will, generally, be funded on a pro rata basis from the proceeds of:
(i) borrowings of approximately $150.0 million under a secured bank credit facility (the "Bank Credit Facility"), (ii) borrowings of approximately $140.0 million under a secured mall construction loan facility (the "Mall Construction Loan Facility") and (iii) $425.0 aggregate principal amount of the Company's
12 1/4% Mortgage Notes due 2004 (the "Mortgage Notes"). The HVAC Equipment will be funded through the Disbursement Agreement from a separate commitment from Atlantic-Pacific Las Vegas, LLC (the "HVAC Provider"), subject to limited exceptions.

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

The Las Vegas Market

     Las Vegas is one of the fastest growing and largest entertainment markets in the country. Las Vegas hotel occupancy rates are among the highest of any major market in the United States. According to the Las Vegas Convention and Visitors Authority ("LVCVA"), the number of visitors traveling to Las Vegas has increased at a steady and significant rate for the last ten years from 18.1 million visitors in 1989 to 30.6 million visitors in 1998, a compound annual growth rate of 5.3%. Aggregate expenditures by Las Vegas visitors increased at a compound annual growth rate of 11.3% from $11.9 billion (or $657 per visitor) in 1987 to $24.6 billion (or $803 per visitor) in 1998. In addition, the population of Las Vegas has grown from approximately 863,000 in 1990 to approximately 1,193,000 in 1997, a compound growth rate of 4.8%. Management believes that the growth in the Las Vegas market has been enhanced as a result of a dedicated program by the LVCVA and major Las Vegas hotels to promote Las Vegas as a major vacation and convention site, the increased capacity of McCarran International Airport and the introduction of large, themed destination resorts in Las Vegas.

     Las Vegas as a Trade Show, Convention and Meeting Destination

     In 1998, Las Vegas was the most popular trade show destination (with a 25% market share of the Trade Show Week 200 Shows in terms of net square footage) and the fourth most popular convention destination in the United States. In 1989, approximately 1.5 million persons attended trade shows and conventions in Las Vegas and spent approximately $1.1 billion. In 1998, the number of trade show and convention attendees had increased to more than 3.3 million and the amount spent by trade show and convention attendees was approximately $4.3 billion.

     Trade shows are held for the purpose of getting sellers and buyers of products or services together for the purpose of conducting business. Trade shows differ from conventions in that trade shows typically require substantial amounts of space for exhibition purposes and circulation. Conventions generally are group gatherings of companies or groups that require less space for breakout meetings and general meetings of the overall group. Las Vegas offers trade shows and conventions a unique infrastructure for handling the world's largest shows, including the concentration of 45,000 hotel rooms located on the Strip, two convention centers with a total of approximately 3.0 million square feet of convention and exhibition space, convenient air service from major cities throughout the United States and other countries and significant entertainment opportunities. Plans have been announced for the addition of 1,000,000 square feet of meeting and convention space to the Las Vegas Convention Center. The expansion of the Las Vegas Convention Center is expected to bring convention and exhibit space in Las Vegas to over 4.5 million square feet. In addition, The MGM Grand Hotel and Casino has constructed a conference and meeting facility of approximately 300,000 gross square feet. Management believes that Las Vegas will continue to evolve as the country's preferred trade show and convention destination.

     Expanding Hotel Market


     During 1998, Las Vegas was among the most popular vacation destinations in the United States. Following the opening of The Mirage in 1989, Las Vegas experienced a period of rapid hotel development with the number of hotel and motel rooms in Las Vegas increasing by 72% from 67,391 in 1989 to 109,365 in 1998. Other major properties on the Strip opening over this time period include Excalibur Hotel and Casino, The MGM Grand Hotel and Casino, the Treasure Island Hotel and Casino, Luxor Hotel, The Monte Carlo Resort and Casino, The Stratosphere Hotel and Casino, New York-New York Hotel and Casino and the Bellagio. In addition, a number of existing properties on the Strip embarked on expansions, including Harrahs, Flamingo Hilton Las Vegas and The Las Vegas Hilton. Despite this significant increase in the supply of hotel rooms in Las Vegas, hotel room occupancy rates (which exclude motels), averaged 90.3% in both 1997 and 1998. By the end of 1999, it is anticipated that, in addition to the Casino Resort, at least another 6,700 hotel rooms will be opened on the Strip, including the Paris Casino Resort and Mandalay Bay Resort. The Company expects that the concentration of quality themed casino hotels and resorts will increase visitor interest in Las Vegas as a business event and vacation destination, and, as a result, increase overall demand for hotel rooms, gaming and entertainment. In the event that the increased concentration does not substantially increase visitor interest, overcapacity at these casino hotels and resorts could lead to price competition in the form of reduced room rates. Lost revenue from such reduced room rates could materially impact the Company's financial condition and results of operations.

     Expanding Gaming Market

     The expansion of gaming in the United States has been accompanied by an increasing acceptance of gaming as a form of entertainment. Gaming has continued to be a strong and growing business in Las Vegas. Since 1989, Las Vegas gaming revenues have increased at a compound annual rate of 6.2% from $3.4 billion in 1989 to $6.3 billion in 1998. With the increased popularity and public acceptance of gaming, Las Vegas has sought to increase its popularity as an overall vacation resort destination.

     Growth of Las Vegas Retail Sector and Non-Gaming Revenue Expenditures

     An increasing number of destination resorts are developing non-gaming entertainment to complement their gaming activities in order to draw additional visitors. According to the LVCVA, while gaming revenues have increased from $3.4 billion in 1989 to $6.3 billion in 1998, the percentage of an average tourist's budget spent on gaming has declined from 29.0% in 1989 to 26.0% in 1998, with non-gaming tourist revenues increasing from $8.5 billion in 1989 to $18.2 billion in 1998. The newer large themed Las Vegas destination resorts have been designed to capitalize on this development by providing better quality hotel rooms at higher rates and by providing expanded shopping, dining and entertainment opportunities to their patrons in addition to gaming.

     Infrastructure Improvements

     Clark County and metropolitan Las Vegas have commenced or completed several infrastructure improvements to accommodate the increase in travel to Las Vegas by all modes of transportation. According to the LVCVA, in 1998 visitors to Las Vegas arrived by the following methods of transportation: 44% by air; 41% by auto; 7% by bus; and 8% by recreational vehicle.

     McCarran International Airport Expansion. During the past five years, the facilities of McCarran International Airport have been expanded to accommodate the increased number of airlines and passengers which it services. The number of passengers traveling through McCarran International Airport has increased from
17.1 million in 1989 to 30.2 million in 1998, a compound annual rate of 5.7%. A $200 million expansion project was completed in 1995. Long-term expansion plans for McCarran International Airport provide for additional runway and related areas (a new runway was completed in October 1997) and a new terminal and additional gates in 1998. To the extent that McCarran International Airport is not expanded in accordance with its plans, the occupancy rates and average daily hotel room rates in Las Vegas could be adversely affected due to the planned construction of new hotel rooms.

     Spring Mountain Road Improvements. A new high-speed off-ramp is being constructed from Interstate 15 (the primary vehicular access from Los Angeles) onto Spring Mountain Road to ease traffic congestion on the Strip. Spring Mountain Road becomes Sands Avenue and intersects the Strip adjacent to the 44-acre project site (the "Project Site"). This major interchange will be located approximately one-half mile from the Casino Resort and is scheduled to be completed in 1999.


Competition

     The casino/hotel industry is highly competitive. Strip hotels compete with other hotels on the Strip and with other hotels in downtown Las Vegas. The Casino Resort will also compete with a large number of hotels and motels in and near Las Vegas. Many of the competitors of the Company are subsidiaries or divisions of large public companies and may have greater financial and other resources than the Company.


     Hotel/Casino Properties

     Competitors of the Casino Resort will include new themed resorts on the Strip, such as Mandalay Bay and Paris

Casino Resort. These projects and others are expected to add approximately 6,700 hotel rooms to the Las Vegas inventory by the end of 1999. The Casino Resort will also compete with a planned second casino resort to be owned by a subsidiary of the Company (the "Phase II Resort"), to the extent its business is not complementary to that of the Casino Resort. The future operating results of the Company could be adversely affected by excess Las Vegas room, gaming, conference center and trade show capacity.

     The Company believes that themed resorts are generally more successful at generating high volume traffic and higher revenues and operating income when compared with large-scale non-themed properties in Las Vegas.

     The Company also believes that recently developed integrated themed resorts have been more successful than expansions to existing Strip hotels. Themed resorts compete on the basis of the quality of theming, as well as on more traditional bases, such as quality of rooms, pricing and location. Themed resorts tend to be clustered on the Strip, creating a critical mass of entertainment experiences which generate significant traffic for the themed resorts as a group, thereby capturing a larger portion of the Las Vegas hotel and gaming market than non-themed properties. The Company believes that the existence of other competitive themed resorts in close proximity to the Casino Resort directly benefits the Casino Resort. The Casino Resort will be part of a cluster of themed properties, which includes The Mirage, the Treasure Island Hotel and Casino, the Bellagio and The Forum Shops at Caesars Palace Hotel. The Company believes that the Casino Resort will benefit from the significant traffic drawn to these properties. In addition to the advantages of being a centrally located, themed resort, the Cooperation Agreement and the Casino Resort's direct connection with the Expo Center will provide the Casino Resort a unique tie-in with one of the premier trade show and convention facilities in the United States. With these competitive advantages, the Casino Resort will be positioned to appeal to the mid-week meeting, trade show, convention and meeting market composed of customers who pay higher average room rates and have higher average travel budgets than other categories of weekday customers, such as tour groups.

     The hotel/casino operation of the Casino Resort will also compete, to some extent, with other hotel/casino facilities in Nevada and in Atlantic City, with hotel/casino facilities elsewhere in the world and with state lotteries. In addition, certain states have recently legalized, and others may legalize, casino gaming in specific areas, and passage of the Indian Gaming Regulatory Act in 1988 has led to rapid increases in Native American gaming operations. Such proliferation of gaming venues could significantly and adversely affect the business of the Company. In particular, the legalization of casino gaming in or near metropolitan areas, such as New York, Los Angeles, San Francisco and Boston, from which the Company intends to attract customers, could have a material adverse effect on the business of the Company. In 1998, California passed Proposition 5 which expands casino gaming on Indian Reservations in that state. Although the legality of Proposition 5 is currently being challenged in the California Courts, the expansion of Indian gaming could also have a material adverse effect on the business of the Company.


     Trade Show and Convention Facilities

     The Expo Center and Las Vegas generally compete, and the Congress Center will compete, with trade show and convention facilities located in and around major cities, including Atlanta, Chicago, New York and Orlando. Within Las Vegas, the Expo Center competes, and the Congress Center will compete, with the Las Vegas Convention Center, which is located off the Strip and currently has
1.3 million gross square feet of convention and exhibit facilities. An expansion of 300,000 square feet of meeting and exhibition space was completed for the Las Vegas Convention Center in 1998 and an additional expansion of 1,000,000 square feet of meeting and exhibition space is planned for the Las Vegas Convention Center in 2000. In addition, The MGM Grand Hotel and Casino has opened a new conference and meeting facility of approximately 300,000 square feet and several other existing or planned major Strip hotel/casino properties are intending to expand or construct conference facilities. The conference and meeting facilities at these hotel/resorts are expected to be the Congress Center's primary competition. However, because none of these hotel/resorts plans to offer convention and trade show facilities on the same relative size as the Expo Center (over 1.15 million gross square feet), the Las Vegas Convention Center is expected to remain the primary competitor of the Expo Center. To the extent that any of the competitors of the Casino Resort can offer substantial integrated hotel/casino and trade show and convention or conference and meeting facilities, the Casino Resort's competitive advantage in attracting trade show and convention meeting and conference attendees could be adversely affected.

     Mall


     The Mall will compete with both themed resorts, which offer shopping, dining and entertainment opportunities to their patrons and other retail malls in or near Las Vegas. The direct competition of the Mall will include The Forum Shops at Caesars Palace Hotel and other similar themed mall attractions under construction, such as the mall to be constructed on the site of the Aladdin Hotel and Casino. The Forum Shops at Caesars Palace Hotel has recently undergone an expansion of approximately 250,000 square feet and may undergo additional expansions in the future. The Mall also will compete with The Fashion Show Mall, a more traditional mall located near the Casino Resort, which is currently undergoing or plans to undergo expansions which will almost double such facility's size and the planned retail, dining and entertainment mall in the Phase II Resort. Circus Circus has also announced the possibility of developing a retail center near its new Mandalay Bay Resort.


Construction Schedule and Budget


     The Casino Resort is expected to be developed on a stand-alone basis as the first phase of the planned two-phase redevelopment of the Sands. In the planned second phase of the redevelopment, it is contemplated that a subsidiary of Venetian (the "Phase II Subsidiary") will construct and develop the Phase II Resort, which also is planned to be a themed resort. The completion and full operation of the Casino Resort is not contingent upon the subsequent financing or completion of the Phase II Resort, and the Casino Resort has all the attributes and facilities to operate as a stand-alone resort. See "Item 13 - Certain Relationships and Related Transactions."

     Formal groundbreaking for the Casino Resort occurred in April 1997 with an opening to the general public scheduled for the second quarter of 1999. The Construction Management Agreement provides that the date of substantial completion for the Casino Resort will be April 21, 1999. The Construction Manager has requested that this date be extended to June 20, 1999. The Company does not believe that the requested extension is warranted, has rejected the Construction Manager's request and has advised it to proceed on the current construction schedule. The Company believes that this request by the Construction Manager was intended to preserve the Construction Manager's claims for overtime and delay relating to the project, which claims the Company believes are unfounded and has contested. Based on the construction progress to date, the Company believes that the Casino Resort will be substantially completed by April 1999.

     The Casino Resort (excluding the HVAC Equipment) is budgeted to cost approximately $1.0 billion. In order to manage its construction risk, the Company has entered into various agreements designed to protect it against construction delays and cost overruns. The Company and the Construction Manager have entered into the Construction Management Contract pursuant to which the Construction Manager has agreed to construct the Casino Resort (with certain exceptions, but including the HVAC Equipment) for a final guaranteed maximum price of $624.4 million (subject to certain conditions and limitations, such as an exclusion from the guaranteed maximum price of cost overruns due to "scope changes"). To date, the Company has approved change orders to the GMP in the amount of approximately $9.0 million, increasing this amount to approximately $633.4 million. The Construction Management Contract and the guaranteed maximum price does not include certain construction costs, including approximately $82.2 million of owner managed construction costs. The Construction Management Contract contains certain incentives designed to put downward pressure on the construction budget and actual construction costs; however, given the risks inherent in the construction process, it is possible that construction costs could be significantly higher. See "- Business and Marketing Strategy - Managing Construction Costs and Risks," "- Agreements Relating to the Casino Resort" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Advertising and Marketing

       The Casino Resort's project budget included a $9.4 million pre-opening marketing and advertising budget, including a planned pre-opening marketing campaign targeted at select core markets such as Southern California. Most of this budget item has been expended, committed or incurred. The Company created the Casino Resort's two preview centers, one of which opened in August 1997 on the Las Vegas Strip and was closed December 1998 to facilitate final construction of the Resort Casino, and a second which includes a model of the Casino Resort and a full scale model suite and a preview center in the Expo Center. The Company uses the preview center to market the Casino Resort and Expo Center events. The Company will advertise in many types of media, including television, radio, newspapers, magazines and billboards. The pre-opening advertising will promote general market awareness of the Casino Resort as a unique vacation, business and convention destination for its first-class hotel, casino, retail stores and restaurants. It is also expected that Mall tenants will pursue their own general advertising and promotional activity, which the Company expects to benefit the Mall. The Company will also actively engage in direct marketing which will be targeted at specific market segments, such as the meeting, convention and trade show market and the premium gaming market, and database marketing which will focus on high-frequency, high-margin market segments such as the "high-roller" gaming market.


Design and Construction Team

     The Company has assembled what it believes to be a highly qualified team of specialists to design and construct the Casino Resort.

     Lehrer McGovern Bovis, Inc.

     The Casino Resort is being constructed by Lehrer McGovern Bovis, Inc., a leading international construction concern. The Construction Manager is an indirectly owned subsidiary of Bovis whose ultimate parent company is P&O. The Construction Manager is primarily engaged in the business of providing construction management services. The Construction Manager also provides construction consulting, project and program management, pre-construction, estimating, design-build and mortgage loan-monitoring services. Major market sectors include commercial, education, transportation, sports and recreation, healthcare, research and development, correctional, civic and cultural. Services are performed under contracts whereby the Construction Manager acts as an agent for an owner supervising the construction activity of trade subcontractors and others. Projects are also performed under fixed or guaranteed maximum price arrangements and on certain of these projects, the Construction Manager may contract directly with trade subcontractors performing the construction activities.

     Bovis

     Bovis has worked on a number of hotel and resort projects throughout the world including the Trump Castle Expansion program and the Atlantic City Seaside Resort in Atlantic City, the Embassy Suites Hotels in New York, La Jolla, California and Washington, D.C., the Parc Fifty Five Hotel in San Francisco, California, the Hyatt Regency Grand Cypress and Universal Studios Florida Theme Park in Orlando, Florida, the 1996 Summer Olympic Games in Atlanta, Georgia, the Grand Intercontinental Hotel in Yokohama Japan, The Langham and Canary Wharf in London, England, and Euro Disney Theme Park in France.

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


     TSA is an international architecture, planning and interior design firm. TSA's professional services include: feasibility studies, programming and master planning; architectural, interior and landscape design; and technical services including construction documentation and construction administration. Among TSA's completed hotel/casino projects are: the Spa at Bally's Park Place Hotel and Casino and the interior design for Harrahs Marina Hotel Casino in Atlantic City. In addition, TSA was the principal architect for the Expo Center.

     Tishman

     Tishman Construction Corporation of Nevada, a subsidiary of Tishman, is providing construction management consulting services on behalf of the various lenders. The Construction Consultant also has agreed to review, on behalf of the lenders, contribution plans and the progress of construction. In addition, the Construction Consultant will review and approve, on behalf of the lenders, proposed contracts, proposed plan changes, proposed budget changes and disbursement requests during the course of construction. Tishman is one of the nation's leading construction companies and is one of the nation's largest hotel developers and owners. As a developer and owner, Tishman has developed 5,665 rooms around the country in various types of lodging markets including downtown commercial, convention and resort hotels. In its capacity as owner and builder of hotels, Tishman has worked with virtually every major hotel operator/owner including Hilton, Sheraton, Westin, Hyatt, Marriott, Ritz Carlton, Holiday Inn Crown Plaza, Four Seasons, The Walt Disney Company, Golden Nugget, Nikko Hotels International, Fairmont and Loews.

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

     Dougall specializes in the interior design of casino resorts. Dougall's projects in Las Vegas include The Luxor, The Monte Carlo Resort and Casino, The Forum Shops at Caesars Palace Hotel, Stardust Resort and Casino and Harrahs.

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

Agreements Relating to the Casino Resort

     Construction Management Contract

     The construction of the principal components of the Casino Resort was undertaken under the Construction Management Contract between LVSI and the Construction Manager. The Construction Management Contract provided that the Company and the Construction Manager would establish a final guaranteed maximum price ("Final GMP") after completion of final design documents and the execution of trade contracts for 90% (by dollar amount) of the trade contracts portion of the guaranteed maximum price. The Company entered into the Final GMP amendment to the Construction Management Contract (the "Final GMP Amendment") during the quarter ended September 30, 1998. Subject to certain exceptions, if the cost of work covered by the Construction Management Contract exceeds the Final GMP plus any approved scope changes, the Construction Manager is responsible for such excess costs. The Final GMP Amendment provides that the date for substantial completion of the Casino Resort is April 21, 1999 and provides that the Construction Manager will use its best efforts to achieve substantial completion by April 13, 1999. See "-Construction Schedule and Budget." A Final GMP for work included within the scope of work of the Construction Manager was set at $624.4 million and was subsequently increased to $633.4 million with approved scope changes. As contemplated by the project documents, certain funds, such as the original $40.0 million general project contingency, realized cost savings and other available funds have been reallocated to this Final GMP amount to balance the project budget. Included within the scope of the Final GMP amount is up to $70.0 million to construct and install the heating, ventilating and air conditioning equipment which the HVAC Provider will own and operate. In addition, the $25.0 million Sole Stockholder's collateralized completion guaranty is available or has been allocated to pay for cost overruns.

     The Company began paying the Construction Manager a construction management fee of 1 1/2% of the Final GMP, payable in monthly installments commencing in May 1997 and will pay such fee through completion.

      The obligations of the Construction Manager under the Construction Management Contract are guaranteed by Bovis, pursuant to a guaranty (the "Construction Management Contract Guaranty"), and Bovis's obligations under such guaranty are guaranteed by P&O, pursuant to a guaranty (the "P&O Guaranty"). With respect to the Construction Manager's obligation to complete construction on schedule, (i) for the first 30 days of any delay in such scheduled completion, the Construction Manager solely (and not Bovis or P&O) is liable for liquidated damages, (ii) for the 90-day period thereafter, only the insurers under the Liquidated Damages Insurance procured by the Construction Manager on behalf of the Company (and not the Construction Manager, Bovis or P&O), subject to certain conditions and exceptions (including the failure of the Construction Manager to make "good faith efforts" to prevent or mitigate any delay), are liable for liquidated damages, and (iii) Bovis and P&O are liable for liquidated damages only to the extent, if any, that the Construction Manager misses the required deadline by more than 120 days.

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

     Disbursement Agreement


     LVSI, Venetian, the Mall Construction Subsidiary, US Bank Trust National Association, as Mortgage Note trustee (the "Mortgage Note Trustee"), The Bank of Nova Scotia, as administrative agent under the Bank Credit Facility (the "Bank Agent"), the lender under the Mall Construction Loan Facility (the "Mall Construction Lender"), The Bank of Nova Scotia, as disbursement agent (the "Disbursement Agent") and the HVAC Provider have entered into the Disbursement Agreement. The Disbursement Agreement sets forth the material obligations of the Company to construct and complete the Casino Resort and establishes a line item budget for the Casino Resort and a schedule for construction of the Casino Resort. The Disbursement Agreement also establishes the conditions to, and the relative sequencing of, the making of disbursements from the Cash Contribution, the proceeds from the offering of the Notes, the Bank Credit Facility, the Mall Construction Loan Facility and the funding commitment of the HVAC Provider, and establishes the obligations of the Mortgage Note Trustee, the Bank Agent, the Mall Construction Lender and the HVAC Provider to make disbursements under their respective funding commitments upon satisfaction of such conditions. The Disbursement Agreement further sets forth (i) the mechanics for allocating disbursement requests among the funding sources, (ii) the mechanics for approving change orders and amendments to the project budget and schedule during the construction period, (iii) certain representations, warranties, covenants and events of default that are common to the various credit facilities, (iv) the conditions for release of the Mall and certain related assets (collectively, the "Mall Collateral") from the lien of the collateral documents and (v) the conditions to the exercise of the Disbursement Agent's right to draw on the irrevocable, stand-by letters of credit furnished by the HVAC Provider if the HVAC Provider does not comply with its funding obligations set forth in the Disbursement Agreement.

     Cooperation Agreement

     The Company's business plan calls for the Hotel and Casino, the Mall and the Expo Center, though separately owned, to be part of an integrally related project. In order to establish terms for the integrated operation of these facilities, Venetian (as owner of the Hotel and Casino), the Mall Construction Subsidiary and Interface have entered into the Cooperation Agreement. See "Item 13 - Certain Relationships and Related Transactions - Cooperation Agreement."

Agreements Relating to the Mall

     Sale and Contribution Agreement

     Venetian, the Mall Construction Subsidiary and Grand Canal Shops Mall, LLC, a Delaware limited liability company and indirect subsidiary of the Company formed separately to own and operate the Mall after completion (the "Mall Subsidiary"), have entered into a Sale and Contribution Agreement (the "Sale and Contribution Agreement"), whereby upon the opening of the Casino Resort, the Mall Construction Subsidiary agreed to sell and the Mall Subsidiary agreed to purchase, among other things, (i) all of its right, title and interest (whether in fee or in leasehold) in and to the property and improvements that constitute the Mall in their "as is" condition on the date of Completion (as defined in the Disbursement Agreement), (ii) monies deposited in certain reserve accounts relating to the Mall, (iii) all right, title and interest of the Mall Construction Subsidiary in and to a lease for an entertainment complex which is adjacent to the casino floor and (iv) all right, title and interest of the Mall Construction Subsidiary (a) as landlord under Mall tenant leases, (b) under the Cooperation Agreement, (c) in and to all other easements, fixtures and improvements appurtenant thereto, (d) under an Energy Services Agreement, dated as of June 1, 1997, with the HVAC Provider and any other mall intangible property rights (the "Energy Services Agreement"), and (e) in and to all mall personal property (collectively, the "Mall Assets"). In connection with the sale of the Mall, the Mall Construction Subsidiary also will transfer to the Mall Subsidiary the proceeds of the final draw under the Mall Construction Loan (and, under certain circumstances, a specified amount under the Completion Guaranty). As consideration for such transfers, the Mall Subsidiary shall, among other things, repay or assume in full the outstanding balance of the indebtedness under the Mall Construction Loan Facility (or certain refinancings thereof), including the amount of the final draw thereunder.

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

     Mall Leasing Contract

     LVSI has engaged the San Francisco and Los Angeles offices of Blatteis Realty Co. ("BRC") as its retail leasing consultant (the "BRC Contract"). BRC is a national real estate brokerage organization specializing in the leasing and sales of high profile retail properties and representation of a select portfolio of retailers and restaurants. Recent retail leasing transactions that BRC has been involved with (at locations other than the Casino Resort) have included the following tenants: Emporio Armani, Giorgio Armani, Jose Eber, Prada, Salvatore Ferragamo, Barnes & Noble Superstore, The Pottery Barn, the Disney Store, Williams-Sonoma, Planet Hollywood and Cafe Med. BRC will assist with planning, marketing and leasing of the Mall. BRC also will advise the Company and its architects, designers, consultants and other agents with respect to the Mall's tenant mix and the conceptual layout of tenant space. The term of the BRC Contract was signed for a period of 18 months from December 1, 1996, and the agreement has continued on a month-to-month basis since the expiration date of its intial term. BRC, which is not affiliated with the Sole Stockholder or any of his affiliates, receives a monthly consulting fee of $10,000 plus a refundable monthly sum of $10,000 as an advance against, and credited to the payment of, lease brokerage commissions. Leasing commissions payable to BRC are calculated on the basis of $8.00 per leased square foot or $4.00 per leased square foot, depending upon the location of the applicable leased space within the Mall.

HVAC Services Agreement and Related Documents

     The HVAC Provider is a Delaware limited liability company whose members are comprised of (a) Atlantic Thermal Systems, Inc., an indirect subsidiary of Atlantic Energy, Inc., a utility holding company and (b) an indirect subsidiary of Pacific Enterprises, a utility holding company.

     Thermal energy (i.e., heating and air conditioning) will be provided to the Casino Resort and the Expo Center by the HVAC Provider, using the HVAC Equipment. In addition, the HVAC Provider also will provide other energy-related services. Pursuant to the Construction Management Contract, the HVAC facility (the "HVAC Plant") is being constructed by the Construction Manager on land owned by Venetian, which land and HVAC Plant has been leased to the HVAC Provider for a nominal annual rent. The HVAC Equipment is and will be owned by the HVAC Provider, and the HVAC Provider has been granted appropriate easements and other rights so as to be able to use the HVAC Plant and the HVAC Equipment to supply thermal energy to the Casino Resort and Expo Center (and, potentially, other buildings), so long as such easements do not materially interfere with the operations of the Casino Resort and Expo Center. The HVAC Provider will pay all costs ("HVAC Costs") in connection with the purchase and installation of the HVAC Equipment, up to $70 million. Venetian is acting as the HVAC Provider's agent to cause such purchase and installation to be accomplished, and is responsible for any costs in connection therewith in excess of $70.0 million. The HVAC Provider has entered into separate service contracts with (i) Venetian;
(ii) Interface; and (iii) the Mall Construction Subsidiary, and will enter into separate service contracts with each Mall tenant, for the provision of heat and cooling requirements at agreed-to rates. The charges payable by all users will include a fixed component derived using a fixed annual interest rate of 8.5% (subject to adjustment based on the change in the rate on 10-year Treasury Constant Maturities from January 23, 1997 until the service commencement date) applied to the HVAC Costs paid by the HVAC Provider to recover a portion of the fair value of the HVAC Equipment over the initial term of the service contracts and leave an agreed-upon residual value (the "Fixed Rate Portion"). In addition, the users will reimburse the HVAC Provider for the annual cost of operating and maintaining the HVAC Equipment providing certain other energy related services (such reimbursement to include an agreed upon margin to compensate the HVAC Provider for operating and maintaining the HVAC Equipment). Each user will be allocated a portion of the total agreed-to charges through its service contract, which portion shall include paying 100% of the cost of services in connection with the HVAC Equipment relating solely to such user. Each user will not be liable for the obligations of the other users; provided, however, that the Mall Subsidiary will be liable for the obligations of each Mall tenant. In the event of any substantial capital improvements to the HVAC Equipment, the costs of such improvements will be spread over the lesser of (i) the useful life of such improvements and (ii) the remaining term of thermal energy service agreements with Venetian, Interface and the Mall Construction Subsidiary to receive HVAC services from the HVAC Plant (collectively, the "HVAC Service Agreements"), and will include reimbursement to the HVAC Provider for use of its money at a market rate. The HVAC Service Agreements have an initial term of ten years, and provide that upon expiration of such term users will have the right, but not the obligation, to collectively either extend the term of their agreements for two consecutive periods of five years each or purchase the HVAC Equipment in accordance with purchase provisions set forth in the service contracts.

Agreements Relating to the Lido Casino Resort

     If the Phase II Resort is constructed, the following agreements may be entered into by the Phase II Subsidiary and its subsidiaries, on one hand, and the Company, Venetian and the Mall Subsidiary, on the other hand:

     Casino Lease

     If the Phase II Resort is constructed, in order to avoid the need for a separate gaming license for the Phase II Subsidiary, LVSI or Venetian may operate the casino for the Phase II Resort pursuant to a lease (the "Phase II Casino Lease"). The Phase II Casino Lease may have terms substantially similar to the Casino Lease. The Company or Venetian, as the case may be, may agree that they shall operate the casino in the Phase II Resort and the Casino in substantially similar manners, and the Company or Venetian, as the case may be, may agree to have common gaming and surveillance operations in such casinos (based on equal allocations of revenues and operating costs).

     Phase II HVAC Services Agreement

     The Cooperation Agreement permits the owner of the Phase II Land to enter into an HVAC Services Agreement to receive HVAC services from the HVAC Plant. Any such agreement would have to be on terms satisfactory to the HVAC Provider. See "Item 13 - Certain Relationships and Related Transactions - Cooperation Agreement."

     Phase II Mall Arrangements

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

     The Company is required to be licensed by the Nevada Gaming Authorities to operate a casino, and is currently so licensed. The gaming license requires the periodic payment of fees and taxes and is not transferable. The Company will be required to be, and has applied for, registration by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, will be required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, the Company without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company will operate the Casino pursuant to the Casino Lease between LVSI and Venetian, which will provide for a fixed monthly rental payment. The Company possesses, has applied for, or will apply for, all state and local government registrations, approvals, permits and licenses required in order for the Company to engage in gaming activities at the Casino Resort. There can be no assurance that the Company will be granted all of such approvals.

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

    The Nevada Gaming Authorities may deny an application for licensing or a finding of suitability for any cause they deem reasonable. A finding of suitability is comparable to licensing, both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability, or the gaming licensee by whom the applicant is employed or for whom the applicant serves, must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities, and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

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

    LVSI and Venetian may not make a public offering of any securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. The hypothecation of the Company's assets and restrictions on stock in connection with any public offering will require the prior approval of the Nevada Commission. In addition, if Venetian receives a gaming license, the hypothecation of its assets and restrictions on stock in respect of any public offering will require the approval of the Nevada Commission to remain effective.

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

    Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the NGCB and, thereafter maintain, a revolving fund in the amount of $10,000. to pay the expenses of investigation by the NGCB of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. The Venetian has deposited $25,000 with the NGCB for this purpose. Thereafter, Licensees are also required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability.

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

    Employees

    The Company anticipates that it will directly employ approximately 3,800 employees in connection with the Casino Resort. The Company has undertaken a major recruiting and training program prior to the opening of the Casino Resort at a time when other major new facilities are also recruiting employees. The Company believes that it will be able to attract and retain a sufficient number of qualified individuals to operate the Casino Resort. The Company does not know whether or to what extent the Casino Resort's employees will be covered by collective bargaining agreements, as that determination will ultimately be made by the employees. Most, but not all major casino resorts situated on the Strip have collective bargaining contracts covering at least some of the labor force at such sites. The unions currently on the Strip include the Local 226 of the Hotel Employees and Restaurant Employees International Union (the "Local"), the Operating Engineers Union and the Teamsters Union. Although no assurances can be given, management does not believe that the representation of its employees by labor unions would have a material impact upon the Company's results of operations, liquidity or financial position.

    The Local has requested the Company to recognize it as the bargaining agent for future employees of the Casino Resort. The Company has declined to do so, believing that the future employees are entitled to select their own bargaining agent, if any. In the past, when other hotel/casino operators have taken a similar position, the Local has engaged in certain confrontational and obstructive tactics, including contacting potential customers, tenants and investors, objecting to various administrative approvals and picketing the opening of the Site at the Casino Resort. The Local has engaged in such tactics with respect to the Casino Resort and may continue to do so. Although the Company believes it will be able to operate despite such dispute, no assurance can be given that it will be able to do so and that such failure would not result in a material adverse effect on the Company.

ITEM 2.--PROPERTIES

    Prior to October 1998, Venetian owned approximately 44 acres of land on or near the Strip on the site of the former Sands. Such property includes the site on which the Casino Resort is being constructed. Approximately 14 acres of such land were transferred to the Phase II Subsidiary in October 1998. The Phase II Resort is planned to be constructed adjacent to the Casino Resort.

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


Not applicable.

                                     PART II

ITEM 5.--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     There is no established trading market for the common stock of LVSI and the Company is not aware of any bid quotations for the common stock of LVSI.

Holders

     As of March 30, 1999, the Sole Stockholder was the only holder of record of the common stock of LVSI.

Dividends

     LVSI did not pay any dividends in 1998. On July 31, 1997 and September 30, 1997, LVSI paid cash dividends of $20.0 million and $7.6 million, respectively, from capital in excess of par value to the Sole Stockholder. The Company's current long-term debt arrangements prohibit or restrict the payment of cash dividends. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Item 8 - Financial Statements and Supplementary Data - Notes to Financial
Statements - Note 7 Long-Term Debt."

ITEM 6.--SELECTED FINANCIAL DATA

     The historical selected financial data set forth below should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 1998, 1997 and 1996, and the balance sheet data at December 31, 1998 and 1997 are derived from, and are qualified by reference to, the audited historical financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 1995 and 1994 and the balance sheet data at December 31, 1996, 1995 and 1994 are derived from the Company's audited historical financial statements that do not appear herein. The historical results are not necessarily indicative of the results of operations to be expected in the future.

                                                                                     Year ended December 31,
                                                          1998              1997          1996(1)          1995(2)         1994(2)
                                                          ----              ----          -------          -------         -------
                                                                             (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA
 Gross revenues                                      $      937        $     895        $  44,044        $  95,469       $  93,182
 Promotional allowance                                       --               --           (3,483)          (7,046)         (6,779)
                                                      ---------        ---------        ---------        ---------       ---------
 Net revenues                                               937              895           40,561           88,423          86,403
 Operating expenses                                       8,822           (1,727)          99,890           84,449          82,712
                                                      ---------        ---------        ---------        ---------       ---------
 Operating income (loss)                                 (7,885)           2,622          (59,329)           3,974           3,691
 Interest income (expense), net                         (21,878)          (3,142)          (3,666)          (7,352)        (10,190)
                                                      ---------        ---------        ---------        ---------       ---------
 Net loss                                            $  (29,763)       $    (520)       $ (62,995)       $  (3,378)      $  (6,499)
                                                      =========        =========        =========        =========       =========
Per Share Data

 Basic and diluted loss per share                    $   (46.93)       $   (0.56)       $  (68.10)       $   (2.54)      $   (4.13)
                                                      =========        =========        =========        =========       =========

OTHER DATA
 Capital expenditures                                $  504,008        $ 130,827        $  18,829        $   1,661       $  25,412
 Cash dividends per common share                     $     --          $   29.84        $    --          $    --         $    --



                                                                                   As of December 31,
                                                          1998            1997            1996              1995           1994
                                                      ---------        ---------        ---------        ---------        ---------
BALANCE SHEET DATA
 Total assets                                        $1,005,944        $ 747,767        $ 114,109        $ 178,099       $  187,774
 Long-term debt                                         744,154          515,612               --          120,066          115,639
 Stockholders' equity                                    67,937          111,347          106,335           45,989           53,755

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

ITEM 7.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. See "- Special Note Regarding Forward-Looking Statements."

Development Activities

     In response to increasing competition and rapid market changes, management decided to strategically redirect the Company's business, and on June 30, 1996, the Company closed the Sands and subsequently demolished the facility to make way for a planned Venetian-themed hotel-casino resort.


     The Company is constructing and will own and operate the Casino Resort, a large-scale Venetian-themed hotel, casino, retail, meeting and entertainment complex in Las Vegas, Nevada. Formal ground breaking occurred in April 1997. In June 1997, LVSI transferred the Project Site to Venetian. Venetian will lease the casino in the Casino Resort to LVSI, which will conduct all gaming operations. In connection with the financing for the Casino Resort, the Company entered into a series of transactions during 1997 to provide for the development and construction of the Casino Resort. In November 1997, the Company issued $425.0 million aggregate principal amount of the Mortgage Notes and $97.5 million aggregate principal amount of 14 1/4 % Senior Subordinated Notes in a private placement (the "Senior Subordinated Notes" and, together with the Mortgage Notes, collectively the "Notes"). On June 1, 1998, LVSI and Venetian completed a registered exchange offer to exchange such notes for notes with substantially the same terms. In November 1997, LVSI, Venetian and a syndicate of lenders entered into the Bank Credit Facility. The Bank Credit Facility provides up to $150.0 million in multiple draw term loans to the Company for construction and development of the Casino Resort. Up to $20.0 million of additional credit in the form of revolving loans is available generally for working capital. In November 1997, LVSI, Venetian, Mall Construction and a major non-bank lender entered into the Mall Construction Loan Facility to provide up to $140.0 million in financing for the retail mall in the Casino Resort. In December 1997, the Company entered into an agreement (the "FF&E Credit Facility") with certain lenders to provide for $97.7 million of financing for certain furniture, fixtures and equipment to be secured under the FF&E Credit Facility and an electrical substation.


     The Construction Management Agreement provides that the date of substantial completion for the Casino Resort will be April 21, 1999. The Construction Manager has requested that this date be extended to June 20, 1999. The Company does not believe that the requested extension is warranted, has rejected the Construction Manager's request and has advised it to proceed on the current construction schedule. The Company believes that this request by the Construction Manager was intended to preserve the Construction Manager's claims for overtime and delay relating to the project, which claims the Company believes are unfounded and has contested. Based on the construction progress to date, the Company believes that the Casino Resort will be substantially completed by April 1999.


Results of Operations


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


Year Ended December 31, 1998 compared to the Year Ended December 31, 1997

     Operating Revenues


     Revenues for the years ended December 31, 1998 and 1997 were each $0.9 million and consisted primarily of rental and royalty income.

     Operating Expenses

     Operating expenses during 1998 include pre-opening expenses of $8.7 million. No pre-opening expenses were incurred in 1997. Pre-opening expenses included payroll, advertising, professional services and other general and administrative expenses related to the opening of the Casino Resort. The credit amount reflected in selling, general and administrative expense of $(1.8) million during 1997 resulted from a re-evaluation of the accrued closing costs associated with the closing of the Sands. Amortization expense was $0.1 million for both years.

     Interest Income (Expense)

     Interest income increased to $17.1 million during 1998 from $3.4 million during 1997 primarily as a result of investing proceeds received from the sale of the Notes in the aggregate principal amount of $522.5 million on November 14, 1997. The increase in interest expense to $39.0 million, excluding capitalized interest of $39.7 million, during 1998 from $6.6 million, excluding capitalized interest of $2.2 million, during 1997 represents the non-capitalized interest expense resulting from debt incurred related to the financing of the Casino Resort.

Year Ended December 31, 1997 compared to the Year Ended December 31, 1996

     Operating Revenues

     Overall revenues were impacted by the closure of the Sands in June 1996. Operating revenues during 1996, included casino revenue of $23.1 million, room revenues of $8.5 million and food and beverage revenue of $9.7 million all of which declined to $0 during the year ended December 31, 1997. Other revenue declined from $2.8 million to $0.9 million.

     Operating Expenses

     Overall operating expenses decreased to $(1.7) million from $99.9 million, a decrease of $101.6 million. Declines in casino, room, food and beverage, and other expenses were directly attributable to no operations during 1997 as a result of the June 1996 closure of the Sands. The credit amount reflected in selling, general and administrative expenses of $1.8 million during 1997 results from a reevaluation of the accrued closing costs associated with the closing of the Sands. This amount compares to $18.8 million during 1996. The write down of property and equipment of $45.0 million during 1996 was related to the quasi-reorganization, which was effective as of June 30, 1996.

     Interest Income (Expense)

     Interest income increased to $3.4 million during 1997 from $0.5 million during 1996 as a result of investing proceeds received from the offering of the Notes. The increase in interest expense to $6.6 million, excluding capitalized interest of $2.2 million, during 1997 from $0 during 1996 represents the non-capitalized interest expense resulting from the sale of the Notes in the principal amount of $522.5 million on November 14, 1997 to fund the construction of the Casino Resort.

Liquidity and Capital Resources

     Venetian Casino Resort

     As of December 31, 1998 and 1997, the Company held cash and cash equivalents of $2.3 million and $0.9 million, respectively. As of December 31, 1998 and 1997, the Company held restricted cash and investments of $133.9 million and $426.9 million, respectively. Net cash used in operating activities for the year ended 1998 was $33.2 million, compared with net cash provided by operating activities of $3.9 million in 1997.

     Capital expenditures during the year ended 1998 were $504.0 million, consisting of construction of the Casino Resort. Of the cost expended or incurred during 1998, $124.9 million, $102.7 million, and $13.9 million were drawn from the Bank Credit Facility (including $8.9 million under the revolving credit facility), Mall Construction Loan Facility and FF&E Credit Facility, respectively. The balance of the capital expenditures represent proceeds from the Notes and period end accruals for construction payables and contractor retention amounts. As of December 31, 1998, approximately $807.8 million of the total project cost of approximately $1.0 billion (excluding the HVAC Equipment and land acquisition costs) had been expended or incurred to fund construction and development of the Casino Resort. The remaining approximately $192.2 million of estimated construction and development costs for the Casino Resort is expected to be funded from a combination of (i) continued borrowings under the Bank Credit Facility, (ii) remaining proceeds from the offering of the Mortgage Notes, (iii) continued borrowings under the Mall Construction Loan Facility and
(iv) borrowings under the FF&E

Credit Facility. In addition, the HVAC Provider, a heating, ventilating and air conditioning provider, will separately contribute up to $70.0 million for the purchase and installation of heating, ventilating and air conditioning equipment which the HVAC Provider will own and operate.

     The construction of the principal components of the Casino Resort was undertaken under the Construction Management Contract. The Construction Management Contract provided that the Company and the Construction Manager would establish a final guaranteed maximum price. The Final GMP Amendment provides for a Final GMP for work included within the scope of work of the Construction Manager of $624.4 million. Since then, the Final GMP has been increased to $633.4 million with approved scope changes. Included within the scope of the Final GMP amount is up to $70.0 million to construct and install the HVAC Equipment. Subject to certain exceptions, if the cost of the work covered by the Construction Management Contract exceeds the amount of the Final GMP plus approved change orders, the Construction Manager is responsible for such excess costs. As contemplated by the project documents, certain funds, such as the original $40.0 million general project contingency, realized cost savings and other available funds have been reallocated to this Final GMP amount to balance the project budget. The Sole Stockholder's collateralized completion guaranty of $25.0 million is available or has been allocated to pay for cost overruns or additional change orders that may increase the Construction Manager's Final GMP.

     The Bank Credit Facility consists of (i) multiple draw "Term Loans" (multiple draw term loans of up to $150.0 million) which may be drawn to fund the development and construction of the Casino Resort, and will be available for a period commencing upon the closing date of the Bank Credit Facility (the "Closing Date") and ending on the earlier to occur of (a) April 21, 1999, subject to extension under the Disbursement Agreement (the "Outside Completion Deadline") and (b) the Completion Date (as defined in the Disbursement Agreement) and (ii) "Revolving Loans" (revolving credit loans of up to $20.0 million) which may be drawn to fund certain start-up operational costs of the Casino Resort, and will be available for a period commencing six months prior to the opening date and ending two years from the initial draw on the Revolving Loans (but in no event later than the second anniversary of Completion) (the "Term Loan Commitment Termination Date"), at which time all Revolving Loans must be repaid. The Term Loans mature not later than six years from the Issuance Date (as defined in the Disbursement Agreement) and are subject to quarterly amortization payments which begin on the earlier of (i) 120 days after the opening date of the Hotel, Casino or Mall, (ii) the Completion Date and (iii) the Outside Completion Deadline. Amortization during the first four quarters following the amortization commencement date will be 3.75% of principal per quarter; during the second four quarters, 5% of principal per quarter; during the third four quarters, 7.5% of principal per quarter; and during the fourth four quarters, 8.75% of principal per quarter. All amounts outstanding under the Bank Credit Facility bear interest, at the option of the Company (subject to certain limitations) as follows: (A) with respect to the period prior to the Substantial Completion Date (as defined in the Bank Credit Facility), (i) at a base rate plus 2.00% per annum; or (ii) at a reserve adjusted eurodollar rate plus 3.00% per annum; (B) with respect to outstandings under the Bank Credit Facility for the period between the Substantial Completion Date and ending on the second full fiscal quarter following the Substantial Completion Date, (i) at a base rate plus 1.50%; or (ii) at a reserve adjusted eurodollar rate plus 2.50% per annum; and (C) with respect to outstandings under the Bank Credit Facility for the period commencing on the second full fiscal quarter following the Substantial Completion Date, at a base rate or reserve adjusted eurodollar rate, as the case may be, plus the relevant margin based on certain leverage ratios set forth in the Bank Credit Facility loan agreement. As of December 31, 1998, $116.0 million had been drawn under the Bank Credit Facility.


     The Mall Construction Loan Facility consists of (i) a $105.0 million tranche (the "Tranche A Loan") and (ii) a $35.0 million tranche (the "Tranche B Loan"). Borrowings under the Tranche B Loan will be used to fund the development and construction of the Casino Resort, and were available as of the closing of the Mall Construction Loan Facility. Borrowings under the Tranche A Loan will be used to fund the development and construction of the Casino Resort but will not be drawn until the Tranche B Loan is fully funded. Borrowings under the Tranche A Loan are available until the earlier to occur of (i) the Completion Date and
(ii) the Outside Completion Deadline. The Mall Construction Loan Facility matures on May 1, 2000 (unless extended). The interest rate on indebtedness outstanding under the Mall Construction Loan Facility is 275 basis points over 30-day LIBOR. As of December 31, 1998, $102.7 million had been drawn under the Mall Construction Loan Facility.

     The FF&E Credit Facility consists of a $97.7 million multiple draw, interim loan prior to completion of the Casino Resort, which converts to a term loan for a period of 60 months after completion of the Casino Resort. If the FF&E Credit Facility is not fully funded on the Project Construction Completion Date (as defined in the Disbursement Agreement), the unused portion of the commitment under the FF&E Credit Facility may be drawn in whole and placed in a cash collateral account and used to fund the purchase and installation of Specified FF&E for a period of 120 days, with any proceeds remaining in such cash collateral account after such 120-day period being used by the lenders under the FF&E Credit

Facility (the "FF&E Lenders") to prepay an equivalent portion of the outstanding borrowings at such time interest on the interim loan, if paid on a current basis, will be due quarterly in arrears at a floating rate equal to 30-day reserve adjusted LIBOR plus 375 basis points or at the Base Rate (the greater of the Prime Rate or the Federal Funds Rate plus 50 basis points) plus 100 basis points, whichever the Company elects. Upon the same date as the Project Construction Completion Date but no later than November 1, 1999 (or January 31, 2000 if certain casualty events occur after November 1, 1998 and the Casino Resort can be repaired on or before January 31, 2000) (the "Basic Loan Commencement Date"), but subject to certain conditions, the interim loan will convert to a sixty-month term loan with quarterly amortization payments (the "FF&E Basic Loan"). Amortization on the FF&E Basic Loan will be 3% of principal for the first four quarters and 5.5% of principal for the last 16 quarters. Interest on the FF&E Basic Loan is a floating monthly rate calculated at the higher of (a) the reserve-adjusted 30-day LIBOR plus 375 basis points or (b) the eurodollar interest rate margin in effect on the Bank Credit Facility plus 125 basis points. As of December 31, 1998, $13.9 million had been drawn under the FF&E Credit Facility.

     The funds provided by these sources (together with amounts to be provided by the HVAC Provider) are expected to be sufficient to develop, construct and commence operations of the Casino Resort, assuming there are no delay costs or construction cost overruns. If there are any delay costs and construction cost overruns, the Company expects to use cash received from the following sources to fund such delay costs and cost overruns (including interest on the Notes): (i) the Liquidated Damages Insurance and the proceeds of other (e.g., casualty) insurance policies, (ii) the Construction Manager, Bovis or P&O, pursuant to the Construction Management Contract, the Construction Management Contract Guaranty and the P&O Guaranty, respectively, (iii) other third parties, pursuant to their liability to the Company under their agreements with the Company and (iv) the Sole Stockholder, pursuant to his liability under the collateralized Completion Guaranty of up to $25.0 million. The Completion Guaranty provides that, subject to certain conditions and limitations, if available funds are not sufficient to fund all construction and development costs, the Sole Stockholder is obligated to fund excess costs up to a maximum aggregate amount of $25.0 million. The Sole Stockholder's obligation to fund such excess construction and development costs is collateralized by $25.0 million of cash or cash equivalents pledged to the Disbursement Agent. If the Sole Stockholder provides funds under the Completion Guaranty, the amount of such funds will be treated as a junior subordinated loan from the Sole Stockholder to Venetian.

     Following the completion of the Casino Resort, the Company expects to fund its operations and capital requirements from (i) operating cash flow, (ii) additional indebtedness of up to $20.0 million of Revolving Loans under the Bank Credit Facility (although $7.1 million and $1.8 million have been drawn to fund as of December 31, 1998 FF&E deposits and undrawn letters of credit, respectively, such amounts will be repaid from the FF&E Credit Facility and the Term Loan of the Bank Credit Facility, respectively) and (iii) its ability to obtain additional working capital indebtedness of up to $20.0 million under the existing debt convenants and the indentures entered into in connection with the Notes. Although no assurance may be given, the Company plans to use the additional working capital debt capacity described in clause (iii) above and to increase the Revolving Loan limit to $40.0 million effective upon completion. Assuming an opening of the Casino Resort in April 1999, the aggregate scheduled principal payments due under the Bank Credit Facility, including the revolving loans and the FF&E Credit Facility will be $13.8 million, $25.6 million, $37.0 million, $44.1 million, and $15.8 million, payable in 1999, 2000, 2001, 2002 and 2003, respectively. In addition, the Company expects that the indebtedness under the Mall Construction Loan Facility will be refinanced upon completion of the Casino Resort.

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

     Mall Subsidiary and Transfer of Mall Assets

     Upon the completion of the Casino Resort and the satisfaction of certain other conditions, the Mall Construction Subsidiary will transfer the Mall Assets to the Mall Subsidiary pursuant to the Sale and Contribution Agreement. Upon such transfer, (i) the Mall will be released by the Mortgage Note Trustee and the Bank Agent and will not be available as security to the holders of the Mortgage Notes or for the indebtedness under the Bank Credit Facility, and (ii) the indebtedness under the Mall Construction Loan Facility will either be repaid or assumed by the Mall Subsidiary (and the Company and its subsidiary guarantors will be released from all obligations under such indebtedness).

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

     Because the Mall Subsidiary will not be a guarantor of any indebtedness of the Company, creditors of the Company (including the holders of the Notes) will not have a direct claim against the assets of the Mall Subsidiary. As a result, indebtedness of the Company (including the Notes) will be effectively subordinated to indebtedness of the Mall Subsidiary. The Mall Subsidiary is not restricted by any of the debt instruments of LVSI, Venetian or the Company's subsidiary guarantors (including the Indentures) from incurring any indebtedness. Any indebtedness incurred by the Mall Subsidiary (including the Tranche A Take-Out Financing) may include material restrictions on the ability of the Mall Subsidiary to pay dividends or to make distributions or loans to the Company and its subsidiaries.

     Phase II Resort and Transfer of Phase II Land

      If the Phase II Subsidiary determines to construct the Phase II Resort, the Phase II Subsidiary will be required to raise substantial debt and/or equity financings. Currently, there are no commitments to fund any portion of the construction and development costs of the Phase II Resort. In accordance with the Disbursement Agreement, land on which the Phase II Resort (the "Phase II Land") will be built was transferred to the Phase II Subsidiary in October 1998.

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

       Because the Phase II Subsidiary will not be a guarantor of the Company's indebtedness, creditors of the Company (including the holders of the Notes) will not have a direct claim against the assets of the Phase II Subsidiary. As a result, the indebtedness of the Company (including the Notes) will be effectively subordinated to indebtedness of the Phase II Subsidiary. The Phase II Subsidiary is not subject to any of the restrictive covenants of the debt instruments of the Company (including, without limitation, the covenants with respect to the limitations on indebtedness and restrictions on the ability to pay dividends or to make distributions or loans to the Company and its subsidiaries). Any indebtedness incurred by the Phase II Subsidiary is expected to include material restrictions on the ability of the Phase II Subsidiary to pay dividends or make distributions or loans to the Company and its subsidiaries.

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

Risk Related To The Subordination Structure Of the Mortgage Notes

     The Mortgage Notes represent senior secured debt obligations of LVSI and Venetian, secured by second priority liens on the collateral securing the Mortgage Notes (the "Note Collateral") and third priority liens on the Mall Collateral. The Mortgage Notes are also guaranteed on a senior secured basis by the Mall Construction Subsidiary and are secured by third priority liens on the Mall Collateral held by such subsidiary. However, the guarantees of the Mortgage Notes by its subsidiaries, Mall Intermediate Holding Company, LLC and Lido Intermediate Holding Company, LLC (collectively, the "Subordinated Guarantors") are unsecured, subordinated debt obligations of the guarantors. The structure of these guarantees present certain risks for holders of the Mortgage Notes. For example, if the Note Collateral and the Mall Collateral were insufficient to pay the debt secured by such liens, or such liens were found to be invalid, then holders of the

Mortgage Notes would have a senior claim against any remaining assets of the Company, Venetian and the Mall Costruction Subsidiary. In contrast, because of the subordination provision with respect to the Subordinated Guarantors, holders of the Mortgage Notes will always be fully subordinated to the claims of holders of senior indebtedness of the Subordinated Guarantors.

Future Accounting Requirements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 will become effective for the Company in 2000. The adoption of SFAS 133 is not expected to have a material effect on the Company's financial position, results of operations or cash flow.

Year 2000

     The Company is in the process of purchasing and installing new computer hardware and software to operate the Casino Resort. The Company is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the years 1900 and 2000. The Company has established an internal review system to ensure that all new systems purchased and installed to operate the Casino Resort are year 2000 compliant. The new systems are scheduled for implementation upon the opening of the Casino Resort during April, 1999. The review system includes requiring all computer software vendors to certify in writing that the software being acquired is year 2000 compliant and testing all new systems for year 2000 compliance by the Company prior to opening the Casino Resort. The review system is being undertaken under the direction of the Casino Resort's Vice President of Information Systems.

     Cost

     The total cost associated with required testing of systems to become year 2000 compliant is not expected to be material to the Company's financial position. Funds for the screening and testing of the new systems are included in the project budget for the purchase of computer systems.

     Risks

     Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third party suppliers and customers, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact of the Company's results of operations, liquidity or financial condition. The Company believes that with the screening process in place the possibility of significant interruptions of normal operations should be reduced. The Company is presently making inquiries to determine whether the year 2000 issue will have any effect on its suppliers and business partners. The Company has not, however, determined the adequacy of year 2000 compliance for other industries that the Casino Resort will rely upon, including but not limited to, airline industry and telephone service suppliers. See "- Special Note Regarding Forward-Looking Statements."

Special Note Regarding Forward-Looking Statements

     Certain statements in this section and elsewhere in this Annual report 10-K (as well as information included in oral statements or other written statement made or to be made by the Company) constitute "forward-looking statements." Such forward-looking statements include the discussions of the business strategies of the Company and expectations concerning future operations, margins, profitability, liquidity and capital resources. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks associated with entering into a new venture and new construction, competition and other planned construction in Las Vegas, year 2000 risks, government regulation related to the casino industry (including the legalization of gaming in certain jurisdictions, such as Indian reservations in the state of California), leverage and debt service (including sensitivity to fluctuations in interest rates), uncertainty of casino spending and vacationing in casino resorts in Las Vegas, occupancy rates and average daily room rates in Las Vegas, demand for all-suites rooms, the popularity of Las Vegas as a convention and trade show destination, the completion of infrastructure improvements in Las Vegas, including the recent expansion of McCarran International Airport, and general economic and business conditions which may impact levels of disposable income of consumers and pricing of hotel rooms.

ITEM 7A.--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company's primary exposure to market risk is interest rate risk associated with its long-term debt. The Company attempts to manage its interest rate risk by managing the mix of its long-term fixed-rate borrowings and variable rate borrowings under the Bank Credit Facility, the Mall Construction Loan Facility and the FF&E Credit Facility, and by use of interest rate cap and floor agreements. The ability to enter into interest rate cap and floor agreements will allow the Company to manage its interest rate risk associated with its variable rate debt. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Item 8 - Financial Statements and Supplementary Data - Notes to Financial Statements - Note 7 Long-Term Debt."

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
                                                                                        Page
Report of Independent Accountants                                                        31
Consolidated Balance Sheets at December 31, 1998 and 1997                                32
Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 1998                                            33
Consolidated Statements of Stockholder's Equity for each of the
  three years in the period ended December 31, 1998                                      34
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 1998                                            35
Notes to Financial Statements                                                            36

     All financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or the notes thereto.

                        Report of Independent Accountants


To the Directors and Sole Stockholder of Las Vegas Sands, Inc.


     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholder's equity and of cash flows present fairly, in all material respects, the financial position of Las Vegas Sands, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 3 to the financial statements, the Company approved a quasi-reorganization effective June 30, 1996.




PRICEWATERHOUSECOOPERS LLP


Los Angeles, California
February 26, 1999

LAS VEGAS SANDS, INC.
Consolidated Balance Sheets
(Dollars in thousands)

                                                                                                      December 31,
                                                                                             1998                     1997
                                                                                          -----------               ---------
ASSETS
Current assets:
    Cash and cash equivalents                                                             $     2,285               $     857
    Restricted cash and investments                                                           133,936                 341,725
    Other current assets                                                                          187                     213
                                                                                          -----------               ---------

Total current assets                                                                          136,408                 342,795

    Property and equipment, net                                                               833,054                 279,770
    Restricted investments                                                                                             85,186
    Deferred offering costs, net                                                               35,101                  38,618
    Other assets                                                                                1,381                   1,398
                                                                                          -----------               ---------

                                                                                          $ 1,005,944               $ 747,767
                                                                                          ===========               =========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Accounts payable                                                                      $       265               $   1,701
    Construction payables                                                                      77,025                  32,141
    Other accrued liabilities                                                                  12,074                   9,913
    Current maturities of long-term debt                                                       13,788
                                                                                          -----------               ---------
Total current liabilities                                                                     103,152                  43,755
Long-term debt                                                                                744,154                 515,612
                                                                                          -----------               ---------

                                                                                              847,306                 559,367
                                                                                          -----------               ---------

Redeemable Preferred Interest in Venetian Casino Resort, LLC,
    a wholly owned subsidiary                                                                  90,701                  77,053
                                                                                          -----------               ---------

Commitments and contingencies

Stockholder's equity:
    Common stock, $.10 par value, 3,000,000 shares authorized, 925,000 shares
       issued and outstanding                                                                      92                      92
    Capital in excess of par value                                                             99,330                 112,977
    Accumulated deficit since June 30, 1996                                                   (31,485)                 (1,722)
                                                                                          -----------               ---------
                                                                                               67,937                 111,347
                                                                                          -----------               ---------
                                                                                          $ 1,005,944               $ 747,767
                                                                                          ===========               =========

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

                                                                     Year Ended December 31,

                                                         1998               1997                1996
                                                      ---------            -------            --------
Revenues:
   Casino                                             $      -             $    -             $ 23,058
   Rooms                                                                                         8,500
   Food and beverage                                                                             9,713
   Other                                                    937                895               2,773
                                                      ---------            -------            --------
                                                            937                895              44,044
Less--promotional allowances                                                                    (3,483)
                                                      ---------            -------            --------
   Net revenues                                             937                895              40,561

Operating expenses:
   Casino                                                                                       15,235
   Rooms                                                                                         3,531
   Food and beverage                                                                             8,136
   Other operating                                                                               4,377
   Pre-opening                                            8,722
   Selling, general and administrative                                      (1,827)             18,752
   Depreciation and amortization                            100                100               4,817
   Write-down of property and equipment                                                         45,042
                                                      ---------            -------            --------

   Total operating expenses                               8,822             (1,727)             99,890
                                                      ---------            -------            --------

Operating income (loss)                                  (7,885)             2,622             (59,329)
                                                      ---------            -------            --------

Other income (expense):
  Interest income                                        17,137              3,439                 450
  Interest expense, net of amounts capitalized          (39,015)            (6,581)
  Interest expense to related party                                                             (4,116)
                                                      ---------            -------            --------

Net loss                                              $ (29,763)           $  (520)           $(62,995)
                                                      =========            =======            ========

Basic and diluted loss per share                      $  (46.93)           $ (0.56)           $ (68.10)
                                                      =========            =======            ========

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS, INC.
Consolidated Statements of Stockholder's Equity
(Dollars in thousands)

                                               Common Stock
                                                                 Capital in
                                          Number                 Excess of    Accumulated
                                          Shares      Amount     Par Value      Deficit         Total
                                          ------      ------     ----------   -----------       -----
Balance at December 31, 1995            925,000     $92         $ 139,129   $ (93,232)         $45,989
Capital contribution                                                71,601                       71,601
Net loss for the six months ended
 June 30, 1996                                                                 (61,793)         (61,793)
Elimination of deficit through quasi-
 reorganization at June 30, 1996                                  (155,025)    155,025
Adjustment to assets through
 quasi-reorganization                                               51,740                       51,740
Net loss for the six months ended
 December 31, 1996                                                              (1,202)          (1,202)
                                        -------       --          --------     -------          -------
Balance at December 31, 1996            925,000       92           107,445      (1,202)         106,335
Capital contributions                                               33,132                       33,132
Dividends                                                          (27,600)                     (27,600)
Net loss                                                                          (520)            (520)
                                        -------       --          --------     -------          -------
Balance at December 31, 1997            925,000       92           112,977      (1,722)         111,347
Preferred return                                                   (13,647)                     (13,647)
Net loss                                                                       (29,763)         (29,763)
                                        -------     ----          --------     -------          -------
Balance at December 31, 1998            925,000     $ 92          $ 99,330   $ (31,485)        $ 67,937
                                        =======     ====          ========     =======          =======

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)

                                                                                          Year Ended December 31,
                                                                                  1998             1997             1996
                                                                                --------           ------         --------
Cash flows from operating activities:
Net loss                                                                        $(29,763)          $ (520)        $(62,995)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
        Depreciation and amortization                                                100              100            4,817
        Non-cash interest expense due to related party                                                               3,087
        Loss on disposal of assets                                                                                   2,906
        Write-down of property and equipment                                                                        45,042
        Interest earned on restricted investments                                 (4,251)            (791)
        Changes in assets and liabilities:
          Other current assets                                                        26              149            6,354
          Other assets                                                               (83)             137            3,275
          Accounts payable                                                        (1,436)             (77)          (1,306)
          Other accrued liabilities                                                2,161            4,861           (3,780)
                                                                                --------           ------         --------
Net cash provided by (used in) operating activities                              (33,246)           3,859           (2,600)
                                                                                --------           ------         --------
Cash flows from investing activities:
Proceeds from sale of (purchase of) investments                                  297,226         (426,120)
Proceeds from the sale of fixed assets                                                                               1,766
Construction of Casino Resort                                                   (504,008)        (130,827)         (18,829)
                                                                                --------           ------         --------
Net cash used in investing activities                                           (206,782)        (556,947)         (17,063)
                                                                                --------           ------         --------
Cash flows from financing activities:
Proceeds from capital contributions                                                                25,500           11,134
Proceeds from preferred interest in Venetian                                                       77,053
Proceeds from mortgage notes                                                                      425,000
Proceeds from senior subordinated notes                                                            90,500
Proceeds from Mall Construction Loan Facility                                    102,713
Proceeds from Bank Credit Facility-term loan                                     116,000
Proceeds from Bank Credit Facility-revolver                                        8,885
Proceeds from FF&E Credit Facility                                                13,858
Payments of deferred offering costs                                                               (37,387)
Payment of dividends                                                                              (27,600)
                                                                                --------           ------         --------
Net cash provided by financing activities                                        241,456          553,066           11,134
                                                                                --------           ------         --------
Increase (decrease) in cash and cash equivalents                                   1,428              (22)          (8,529)
Cash and cash equivalents at beginning of year                                       857              879            9,408
                                                                                --------           ------         --------
Cash and cash equivalents at end of year                                        $  2,285          $   857          $   879
                                                                                ========           ======         ========
Supplemental disclosure of cash flow information:
  Cash payments for interest                                                    $ 70,435          $   357          $     -
Non-cash investing and financing activities:
  Retirement of notes through stockholder contribution                          $      -          $     -          $59,454
                                                                                ========           ======         ========
Acquisition of Expo Center by IGN
   Property and equipment sold                                                  $      -          $     -         $(66,775)
                                                                                --------           ------         --------
   Reduction of notes                                                                                               65,500
   Reduction of other related party liabilities                                                                      2,288
                                                                                --------           ------         --------
   Increase of capital in excess of par value                                   $      -          $     -         $  1,013
                                                                                ========           ======         ========
Contribution of land by Sole Stockholder                                        $      -          $ 7,632         $      -
                                                                                ========           ======         ========


The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS, INC.
Notes to Financial Statements

Note 1 Organization and Business of Company

     Las Vegas Sands, Inc. ("LVSI") is a Nevada corporation. On April 28, 1989, LVSI commenced gaming operations in Las Vegas, Nevada, by acquiring the Sands Hotel and Casino (the "Sands"). On June 30, 1996, LVSI closed the Sands and subsequently demolished the facility to make way for a planned two phase hotel-casino resort. The first phase of the hotel-casino resort (the "Casino Resort") will include approximately 3,036 suites, casino space approximating 116,000 square feet, approximately 500,000 square feet of convention space, and approximately 475,000 gross leasable square feet of retail shops and restaurants. In connection with the closing of the Sands, LVSI effected a quasi-reorganization (Note 3).

     The consolidated financial statements as of December 31, 1998 and December 31, 1997 include the accounts of LVSI and its wholly owned subsidiaries (the "Subsidiaries"), including Venetian Casino Resort, LLC ("Venetian"), Grand Canal Shops Mall, LLC (the "Mall Subsidiary"), Lido Casino Resort, LLC (the "Phase II Subsidiary"), Mall Intermediate Holding Company, LLC ("Mall Intermediate"), Grand Canal Shops Mall Construction, LLC ("Mall Construction"), Lido Intermediate Holding Company, LLC ("Lido Intermediate"), Grand Canal Shops Mall Holding Company, LLC, Lido Casino Resort Holding Company, LLC, Grand Canal Shops Mall MM, Inc. and Lido Casino Resort MM, Inc. (collectively, the "Company"). The December 31, 1996 period includes only the accounts of LVSI. Each of LVSI and the Subsidiaries is a separate legal entity and the assets of each such entity are intended to be available only to the creditors of such entity.

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

     The Mall Subsidiary is an indirect wholly-owned subsidiary of Mall Intermediate and was formed on March 20, 1997 to own and operate the retail mall in the Casino Resort.

     Construction of the Casino Resort commenced in April 1997 and completion is scheduled for the second quarter of 1999. The Company expects to expend approximately $1.0 billion to complete construction and open the Casino Resort.

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

     Management reviews assets for possible impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment losses are recognized when estimated future cash flows expected to result from the use of the assets and their eventual disposition are less than their carrying amounts. See Note 3 for adjustment of carrying values as a result of the quasi-reorganization.

Capitalized Interest

     Interest costs associated with major construction projects are capitalized. Interest is capitalized on amounts expended on the Casino Resort using the weighted-average cost of the Company's outstanding borrowings. Capitalization of interest ceases when the project is substantially complete.

Pre-opening Costs

     Pre-opening costs, representing primarily direct personnel and other costs incurred prior to the opening of the Casino Resort are expensed as incurred. During the year ended December 31, 1998, the Company incurred $8.7 million in pre-opening costs.

Debt Discount and Deferred Offering Costs

      Debt discount and offering costs are amortized based on the terms of the related debt instruments using the straight-line method, which approximates the effective interest method. During the years ended December 31, 1998 and 1997, $7.2 million and $0.6 million of debt discount and offering costs, respectively, are included in construction in progress.

Per Share Data

     Basic and diluted loss per share are calculated based upon the weighted average number of shares outstanding. The weighted average number of shares outstanding used in the computation of loss per share of common stock was 925,000 for all periods presented. The net loss available to common stockholders used in computing 1998 basic and diluted loss per share includes a preferred return of $13.6 million.

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
                                                  Year Ended December 31,
                                           1998            1997           1996
                                           ----           ----            ----
Rooms                                      $--            $--          $   592
Food and Beverage                                                        2,348
Other                                                                       38
                                          ----            ----         -------
                                           $--            $--          $ 2,978
                                          ====            ====         =======

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

Concentrations of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of restricted investments. These restricted investments are placed with a high credit quality financial institution which invests primarily in U.S. Government-backed repurchase agreements. At December 31, 1998, the Company had no significant concentrations of credit risk.

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

Segment Reporting

     The Company will report by operating segment upon opening of the Casino Resort.

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

Note 4 Restricted Cash and Investments

     The net proceeds of the Company's 12 1/4% Mortgage Notes due 2004 (the "Mortgage Notes") and its 14 1/4% Senior Subordinated Notes due 2005 (the "Senior Subordinated Notes" and, together with the Mortgage Notes, the "Notes") were deposited into restricted accounts and invested in cash or permitted investments by a disbursement agent for the Company's lenders until required for project costs under the terms of the disbursement agreement with certain of the Company's lenders (the "Disbursement Agreement") (Note 7). Additional amounts have been deposited to other restricted accounts, which are controlled by the Company, but which are also restricted as to use under the terms of the Disbursement Agreement.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 4 Restricted Cash and Investments (continued)

     At December 31, 1998, all of the Company's investments were classified as held-to-maturity, which consists of securities that management has the ability and intent to hold to maturity. These investments are carried at cost plus accrued interest, which approximates fair value. There were no sales or transfers of securities classified as held-to-maturity during 1998.

Note 5 Property and Equipment

     Property and equipment includes costs incurred to construct the Casino Resort and consists of the following (in thousands):
                                                  December 31,
                                                  ------------
                                             1998              1997
                                             ----              ----
        Land and land improvements        $ 93,634           $ 93,634
        Equipment, furniture and fixtures      392                422
        Construction in progress           739,028            185,714
                                          --------           --------
                                          $833,054           $279,770
                                          ========            =======

     The Casino Resort serves as collateral for various financing facilities (Note 7).


     Construction in progress at December 31, 1998 and 1997 consists of payments for construction of the Casino Resort, including capitalized interest of $41.9 million and $2.2 million, respectively.


Note 6 Other Accrued Liabilities

     Other accrued liabilities consist of the following (in thousands):

                                                  December 31,
                                                  ------------
                                             1998              1997
                                             ----              ----
        Accrued closing costs             $   783           $   924
        Accrued interest                    9,069             7,809
        Other accruals                      2,222             1,180
                                          -------           -------
                                          $12,074           $ 9,913
                                          =======           =======

     Accrued closing costs consist primarily of accrued medical costs for severed employees and legal costs as a result of the closing of the Sands (Note
3).

 Note 7 Long-Term Debt

   Long-term debt consists of the following (in thousands):

                                                                   December 31,
                                                                   ------------
                                                              1998              1997
                                                              ----              ----
   12 1/4% Mortgage Notes, due November 15, 2004            $425,000         $425,000
   14 1/4% Senior Subordinated Notes, due November 15, 2005
    (Net of unamortized discount of $6,014 in 1998
          and $6,888 in 1997)                                 91,486           90,612

   Mall Construction Loan Facility                           102,713
   Bank Credit Facility-revolver                               8,885
   Bank Credit Facility-term loan                            116,000
   FF&E Credit Facility                                       13,858
   Less: current maturities                                  (13,788)
                                                            --------         ---------
        Total long-term debt                                $744,154         $515,612
                                                            ========         ========

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 7 Long-Term Debt (continued)

     Mortgage Notes and Senior Subordinated Notes


     In November 1997, the Company issued $425.0 million aggregate principal amount of the Mortgage Notes and $97.5 million aggregate principal amount of the Senior Subordinated Notes in a private placement. Interest on the Notes is payable each May 15 and November 15, commencing on May 15, 1998. On June 1, 1998 LVSI and the Venetian completed an exchange offer to exchange the notes for notes with substantially the same terms.

     The Mortgage Notes are secured by second priority liens on the Note Collateral (defined as real estate improvements and personal property with certain exceptions) and third priority liens on the Mall Collateral (defined as improvements to the retail mall space). Pending disbursement of the proceeds of the Mortgage Notes, the Mortgage Notes also will be secured by a first priority pledge of the proceeds in the Mortgage Notes Proceeds Account (as defined in the Disbursement Agreement). The Senior Subordinated Notes are unsecured. As of December 31, 1998, $315.4 million proceeds from the Mortgage Notes and $90.5 million of the proceeds from the Senior Subordinated Notes had been expended. The Notes are redeemable at the option of LVSI and Venetian at prices ranging from 100% to 106.125% during specified years as set forth in the Notes and the indentures pursuant to which the Notes were issued (the "Indentures"). Upon a change of control (as defined in the Indentures), each Note holder may require LVSI and Venetian to repurchase such Notes at 101% of the principal amount thereof (or with respect to the Senior Subordinated Notes, prior to November 15, 1999, the original issue price plus accrued original issue discount) plus accrued interest and other amounts which are then due, if any. The Notes are not subject to a sinking fund requirement.

     The Senior Subordinated Notes bear cash interest at the rate of 10% per annum through November 15, 1999, and thereafter at a rate of 14 1/4% per annum. The Senior Subordinated Notes were sold at a $7.0 million discount to their face amount in order to yield 14 1/4% per annum to maturity and will accrue to par by the second anniversary date of the issuance.


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


     The indebtedness under the Bank Credit Facility is secured by first priority liens on the Note Collateral (other than the Mortgage Notes Proceeds Account) and second priority liens on the Mall Collateral. As of December 31, 1998, $116.0 million of the term loans had been drawn under the Bank Credit Facility.

     Up to $20.0 million of additional credit in the form of revolving loans under the Bank Credit Facility is available generally for working capital beginning six months prior to the completion date. The revolving loan will mature on the second anniversary of the initial draw. During the construction of the Casino Resort, up to $15.0 million of the revolving loans will be available to fund purchases of certain furniture, fixtures and equipment (the "Specified FF&E") (including deposits) and provide letters of credit for construction activities. Any amounts borrowed to purchase the Specified FF&E are expected to be repaid from the proceeds of a $97.7 million credit facility secured by the Specified FF&E (the "FF&E Credit Facility"). As of December 31, 1998, $8.9 million had been drawn under the revolving loans.

     Funds borrowed under the Bank Credit Facility bear interest through Project Completion (as defined in the Bank Credit Facility) at (i) a base rate plus 2% per annum or (ii) a reserve adjusted eurodollar rate plus 3% per annum. Upon completion and for six months thereafter, the interest rate will be at (i) a base rate plus 1 1/2% or (ii) a reserve adjusted

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 7 Long-Term Debt (continued)

eurodollar rate plus 2 1/2% per annum. From six months after completion, the interest rate will be at a base rate or a reserve adjusted eurodollar rate plus a margin based on certain leverage ratios set forth in the Bank Credit Facility to 9%.

     The Company is required to enter into an interest rate cap agreement to limit the impact of increases in interest rates on its floating rate debt derived from the Bank Credit Facility. To meet the requirements of the Bank Credit Facility, the Company entered into a cap and floor agreement during 1998 (the "Cap and Floor Agreement") which resulted in a premium payment to counter parties and receipt of an equal payment from the counter parties, based upon notional principal amounts for a term equal to the term of the Bank Credit Facility. The interest rate cap provisions of the Cap and Floor Agreement entitle the Company to receive from the counter parties the amounts, if any, by which the selected market interest rates exceed the strike rates stated in such agreement. Conversely, the interest rate floor provisions of the Cap and Floor Agreement require the Company to pay the counter parties the amounts, if any, by which the selected market interest rates are less than the strike rates stated in such agreement. The fair value of the Cap and Floor Agreement is estimated by obtaining quotes from brokers and represents the cash requirement if the existing contracts had been settled at year-end. The notional amount of the Cap and Floor Agreement at December 31, 1998 was $51.1 million.

     The other parties to the Cap and Floor Agreement expose the Company to credit loss in the event of nonperformance. However, the Company considers the risk of nonperformance to be minimal because the parties to the Cap and Floor Agreement are members of the Bank Credit Facility syndicate of lenders.


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

     The indebtedness under the Mall Construction Loan Facility is secured by first priority liens on the Mall Collateral. Upon completion of the Casino Resort, the retail mall is expected to be transferred to the Mall Subsidiary and the indebtedness under the Mall Construction Loan Facility either will be repaid with the proceeds of borrowings by the Mall Subsidiary or will be assumed by the Mall Subsidiary. The annual interest rate on the facility is 275 basis points over 30-day Libor. As of December 31, 1998, $102.7 million had been drawn under the Mall Construction Loan Facility.

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

     Interest on the basic term loan is a floating monthly rate calculated at the higher of (a) the reserve adjusted 30-day LIBOR plus 375 basis points or (b) the eurodollar interest rate margin in effect on the Bank Credit Facility plus 125 basis points. Amortization on the FF&E basic loan will be 3% of the principal for the first four quarters following the opening of the Casino Resort and 5.5% of the principal for the next 16 quarters. As of December 31, 1998, $13.9 million had been drawn under the FF&E Credit Facility.

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

     Additionally, the Company is a party to certain intercreditor arrangements and the Disbursement Agreement. The intercreditor agreements set forth the lender's interests and claims in the Company's assets as collateral for borrowings. The Disbursement Agreement establishes conditions to and the sequencing of funding construction costs and procedures for approving construction change orders and amendments to the construction budget and schedule.

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

Scheduled maturities of long-term debt outstanding at December 31, 1998 are summarized as follows: $13.8 million for 1999, $128.3 million for 2000, $36.9 million for 2001, $44.1 million for 2002, $15.8 million for 2003 and $525.0 million (which includes unamortized discount on Senior Subordinated Notes) thereafter.

     Fair Value

Estimated fair values of the Company's debt and related financial instruments at December 31, 1998 are as follows:

                                                    Carrying         Fair
                                                    Amount          Value
                                                    --------        ------
     12 1/4% Mortgage Notes                        $425,000       $433,500
     14 1/4% Senior Subordinated Notes               91,486         87,750
     Mall Construction Loan Facility                102,713        102,713
     Bank Credit Facility                           124,885        124,885
     FF&E Credit Facility                            13,858         13,858
     Cap and Floor Agreement                           ----           (600)

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 7 Long-Term Debt (continued)

     The fair value of the Mortgage Notes and Senior Subordinated Notes is based on quoted market prices. The fair value of the Senior Subordinated Notes are based upon the $97.5 million face amounts. The fair value of the Mall Construction Loan Facility, Bank Credit Facility and FF&E Credit Facility approximates their respective carrying amounts based on the variable nature of these facilities. The fair value of the Cap and Floor Agreement is based upon quotes from brokers.

Note 8 Redeemable Preferred Interest in Venetian Casino Resort, LLC

     During 1997, Interface Holding contributed $77.1 million in cash to Venetian in exchange for a Series A preferred interest (the "Series A Preferred Interest") in Venetian. By its terms, the Series A Preferred Interest was convertible at any time into a Series B preferred interest in Venetian (the "Series B Preferred Interest"). In August 1998, the Series A Preferred Interest was converted into the Series B Preferred Interest. The rights of the Series B Preferred Interest include the accrual of a preferred return of 12% from the date of contribution in respect of the Series A Preferred Interest. Until the indebtedness under the Bank Credit Facility is repaid and cash payments are permitted under the restricted payment covenants of the indentures entered into in connection with the Notes, the preferred return on the Series B Preferred Interest will accrue and will not be paid in cash. Commencing in November 2009, distributions must be made to the extent of the positive capital account of the holder. During the year ended December 1998, $13.6 million was accrued on the Series B Preferred Interest related to the contributions made during 1997 and there were no distributions of preferred interest or preferred return paid.

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

1997 Fixed Stock Option Plan

     The Company established a nonqualified stock option plan which provides for the granting of stock options pursuant to the applicable provisions of the Internal Revenue Code and regulations. The stock option plan provides for the granting of up to 75,000 shares of common stock to officers and other key employees of the Company. Upon approval of the plan by the Nevada Gaming Commission, options are intended to be granted to certain key executives. The Company has committed to grant options to purchase shares of the Company's common stock at an exercise price to be determined by a formula involving the value of LVSI's land and certain capital contributions. If fully exercised, shares acquired under such options would represent approximately 5% of the Company's then outstanding stock.

Dividends

     During the year ended December 31, 1997, LVSI declared and paid liquidating cash dividends totaling $27.6 million from capital in excess of par value, to its Sole Stockholder. No dividends were declared or paid in 1998.

Note 10 Related Party Transactions

Prior year's financial statements include significant transactions and balances involving affiliates of the Company. Interest expense relating to the second mortgage notes (the "Second Mortgage Notes") and other notes (the "Third Mortgage Notes") totaling $4.1 million, was paid or was payable to IGN. During 1996, IGN acquired from the Company the Expo Center building and related land and equipment at its carrying value of $66.8 million in exchange for all of the Second Mortgage Notes and a portion of the Third Mortgage Notes of the Company held by IGN totaling $65.5 million. In connection with the transaction, the above lease was canceled, and the Company subsequently retired the

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 10 Related Party Transactions (continued)

Second and Third Mortgage Notes received including $59.5 million of Third Mortgage Notes previously held by IGN and contributed by the Sole Stockholder.

Note 11 Commitments and Contingencies

Construction Costs

     Ground breaking for the Casino Resort occurred in April 1997. The redevelopment of the site of the Sands is expected to be completed in two phases (with the first phase being construction of the Casino Resort), subject to receipt of appropriate regulatory approvals, permits and licenses. There can be no assurance, however, as to when, or if, such construction will be completed due to risks and uncertainties inherent in the development process. The cost of the Casino Resort is currently estimated at approximately $1 billion. In connection with the construction of the Casino Resort, the Company has signed a construction management agreement (the "Construction Management Agreement") with a major construction management firm (the "Construction Manager"). Such agreement provides for a maximum guaranteed price for certain construction costs currently set at $624.4 million, subsequently increased to $633.4 million with approved change orders, and a guaranteed completion period of 24 months from the effective starting date of construction. As of December 31, 1998, the Company was committed to approximately $948 million for capital expenditures relating to the Casino Resort. Development costs are funded pro rata among the proceeds of the Mortgage Notes and draws on the Bank Credit Facility and the Mall Construction Loan Facility (Note 7).

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

Litigation

     The Company is party to litigation matters and claims related to its operations. The financial statements include provisions for estimated losses related thereto. Management, based upon advice from legal counsel, does not expect that the final resolution of these matters will have a material impact on the financial position, results of operations and cash flows of the Company.

Note 12 Summarized Financial Information

     Venetian and LVSI are co-obligors of the Notes and certain other indebtedness related to construction of the Casino Resort and are jointly and severally liable for such indebtedness (including the Notes). Venetian and Mall Intermediate, Mall Construction, and Lido Intermediate (collectively, the "Subsidiary Guarantors") are wholly owned subsidiaries of LVSI. The Subsidiary Guarantors have jointly and severally guaranteed (or are co-obligators of) such debt on a full and unconditional basis (other than indebtedness under the Mall Construction Loan Facility, which is guaranteed only by Mall

LAS VEGAS SANDS, INC.
Notes to the Financial Statements (continued)

Note 12 Summarized Financial Information (continued)

Intermediate and Mall Construction). No other subsidiary of LVSI is an obligor or guarantor of any of the Casino Resort financing.

     Venetian, the Mall Construction Subsidiary and the Mall Subsidiary have entered into a Sale and Contribution Agreement (the "Sale and Contribution Agreement") whereby, upon opening of the Casino Resort, the Mall Construction Subsidiary, a guarantor, has agreed to sell and the Mall Subsidiary has agreed to purchase, among other things, (i) all of its right, title and interest (whether in fee or in leasehold) in and to the property and improvements that constitute the Mall in their "as is" condition on the date of Completion (as defined in the Disbursement Agreement), (ii) monies deposited in certain reserve accounts relating to the Mall, (iii) all right, title and interest of the Mall Construction Subsidiary in and to a lease for an entertainment complex which is adjacent to the casino floor and (iv) all right, title and interest of the Mall Construction Subsidiary (a) as landlord under Mall Tenant leases, (b) under the Cooperation Agreement, (c) in and to all other easements, fixtures and improvements appurtenant thereto, (d) under an Energy Services Agreement, dated as of June 1, 1997, with the HVAC Provider and any other mall intangible property rights, and (e) in and to all mall personal property (collectively, the "Mall Assets"). In connection with the sale of the Mall, the Mall Construction Subsidiary also will transfer to the Mall Subsidiary the proceeds of the final draw under the Mall Construction Loan (and, under certain circumstances, a specified amount under the Completion Guaranty). As consideration for such transfers, the Mall Subsidiary shall, among other things, repay or assume in full the outstanding balance of the indebtedness under the Mall Construction Loan Facility (or certain refinancings thereof), including the amount of the final draw thereunder.

      Because the Mall Subsidiary will not be a guarantor of any indebtedness of the Company, creditors of the Company (including the holders of the Notes) will not have a direct claim against the assets of the Mall Subsidiary. As a result, indebtedness of the Company (including the Notes) will be effectively subordinated to indebtedness of the Mall Subsidiary. The Mall Subsidiary is not restricted by any of the debt instruments of the Company (including the Indentures) from incurring any indebtedness. Any indebtedness incurred by the Mall Subsidiary (including the Tranche A Take-Out Financing) may include material restrictions on the ability of the Mall Subsidiary to pay dividends or to make distributions or loans to the Company and its subsidiaries.

      Prior to October 1998, Venetian owned approximately 44 acres of land on or near the Strip on the site of the former Sands. Such property includes the site on which the Casino Resort is being constructed. Approximately 14 acres of such land was transferred to the Phase II Subsidiary in October 1998. The Phase II Resort is planned to be constructed adjacent to the Casino Resort. Because the Phase II Subsidiary will not be a guarantor of the Company's indebtedness, creditors of the Company (including the holders of the Notes) will not have a direct claim against the assets of the Phase II Subsidiary. As a result, the indebtedness of the Company (including the Notes) will be effectively subordinated to indebtedness of the Phase II Subsidiary. The Phase II Subsidiary is not subject to any of the restrictive covenants of the debt instruments of the Company (including the Notes). Any indebtedness incurred by the Phase II Subsidiary is expected to include material restrictions on the ability of the Phase II Subsidiary to pay dividends or make distributions or loans to the Company and its subsidiaries.

      Separate financial statements and other disclosures concerning each of Venetian and the Subsidiary Guarantors are not presented because management believes that they are not material to investors. Summarized financial information of LVSI, Venetian, the Subsidiary Guarantors and the non-guarantor subsidiaries on a combined basis as of and for the years ended December 31, 1998 and 1997 are as follows (in thousands):

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 12 Summarized Financial Information (continued)

                            CONDENSED BALANCE SHEETS
                                December 31, 1998


                                                                                                    Grand Canal
                                                                           Lido          Mall        Shops Mall
                                                          Venetian     Intermediate  Intermediate   Construction
                                           Las Vegas    Casino Resort     Holding       Holding         LLC
                                           Sands, Inc.       LLC       Company LLC    Company LLC       (1)
                                           -----------  -------------  ------------  ------------   ------------
Cash and cash equivalents                   $   1,216    $   1,025          $ 5          $ 5          $       5
Restricted cash and investments                            133,936
Amounts due from Venetian                         563                                                     3,225
Amounts due from Lido                                          170
Other current assets                                           187
                                            ---------    ---------          ---          ---          ---------
  Total current assets                          1,779      135,318            5            5              3,230
                                            ---------    ---------          ---          ---          ---------
Property and equipment, net                                700,491                                      103,394
Investment in Subsidiaries                    114,225       29,331
Deferred offering costs                                     28,384                                        6,717
Other assets                                    1,317           64
                                            ---------    ---------          ---          ---          ---------
                                            $ 117,321    $ 893,588          $ 5          $ 5          $ 113,341
                                            =========    =========          ===          ===          =========

Accounts payable                            $            $     265          $            $            $
Construction payable                                        66,402                                       10,623
Amounts due to LVSI                                            563
Amounts due to Grand Canal                                   3,225
Amounts due to Venetian
Other accrued liabilities                       1,948       10,126
Current maturities of long term debt                        13,788
                                            ---------    ---------          ---          ---          ---------
  Total current liabilities                     1,948       94,369                                       10,623

Long-term debt                                             641,441                                      102,713
                                            ---------    ---------          ---          ---          ---------
                                                1,948      735,810                                      113,336

Redeemable Preferred interest in Venetian                   90,701
                                            ---------    ---------          ---          ---          ---------
Stockholder's equity                          115,373       67,077            5            5                  5
                                            ---------    ---------          ---          ---          ---------
                                            $ 117,321    $ 893,588          $ 5          $ 5          $ 113,341
                                            =========    =========          ===          ===          =========
                                               Non-
                                             Guarantor    Consolidating/
                                            Subsidiaries   Eliminating
                                                (2)          Entries        Total
                                            ------------ --------------  ----------
Cash and cash equivalents                     $     29     $             $    2,285
Restricted cash and investments                                             133,936
Amounts due from Venetian                                     (3,788)
Amounts due from Lido                                           (170)
Other current assets                                                            187
                                              --------     ---------     ----------
  Total current assets                              29        (3,958)       136,408
                                              --------     ---------     ----------
Property and equipment, net                     29,169                      833,054
Investment in Subsidiaries                                  (143,556)
Deferred offering costs                                                      35,101
Other assets                                                                  1,381
                                              --------     ---------     ----------
                                              $ 29,198     $(147,514)    $1,005,944
                                              ========     =========     ==========

Accounts payable                              $            $             $      265
Construction payable                                                         77,025
Amounts due to LVSI                                             (563)
Amounts due to Grand Canal                                    (3,225)
Amounts due to Venetian                            170          (170)
Other accrued liabilities                                                    12,074
Current maturities of long term debt                                         13,788
                                              --------     ---------     ----------
  Total current liabilities                        170        (3,958)       103,152

Long-term debt                                                              744,154
                                              --------     ---------     ----------
                                                   170        (3,958)       847,306

Redeemable Preferred interest in Venetian                                    90,701
                                              --------     ---------     ----------
Stockholder's equity                            29,028      (143,556)        67,937
                                              --------     ---------     ----------
                                              $ 29,198     $(147,514)    $1,005,944
                                              ========     =========     ==========

(1) The assets and liabilities of Grand Canal Shops Mall Construction, LLC, a guarantor, will be transferred to Grand Canal Shops, LLC, a non-guarantor subsidiary, upon opening of the Casino Resort.

(2) Land with a historical cost basis of $29,169 was transferred from Venetian Casino Resort, LLC, a co-obligor of the Notes to Lido Casino Resort, LLC, a non-guarantor subsidiary, in October 1998.

                            CONDENSED BALANCE SHEETS
                                December 31, 1997

                                                              Venetian      Consolidating/
                                              Las Vegas    Casino Resort     Eliminating
                                             Sands, Inc.       LLC            Entries           Total
                                            ---------       ------------     ---------        ---------
Cash and cash equivalents                   $     142       $     715        $                $     857
Restricted cash and investments                               341,725                           341,725
Amounts due from Venetian                         894                             (894)
Other current assets                              118              95                               213
                                            ---------       ---------        ---------        ---------
  Total current assets                          1,154         342,535             (894)         342,795
                                            ---------       ---------        ---------        ---------
Property and equipment, net                                   279,770                           279,770
Restricted Investments                                         85,186                            85,186
Investment in Subsidiaries                    114,132                         (114,132)
Deferred offering costs                                        38,618                            38,618
Other assets                                    1,358              40                             1,398
                                            ---------       ---------        ---------        ---------
                                            $ 116,644       $ 746,149        $(115,026)       $ 747,767
                                            =========       =========        =========        =========
Accounts payable                            $               $   1,701        $                $   1,701
Construction payable                                           32,141                            32,141
Amounts due to LVSI                                               894             (894)
Other accrued liabilities                       2,045           7,868                             9,913
                                            ---------       ---------        ---------        ---------
  Total current liabilities                     2,045          42,604             (894)          43,755

Long-term debt                                                515,612                           515,612
                                            ---------       ---------        ---------        ---------
                                                2,045         558,216             (894)         559,367

Redeemable Preferred interest in Venetian                      77,053                            77,053
                                            ---------       ---------        ---------        ---------
Stockholder's equity                          114,599         110,880         (114,132)         111,347
                                            ---------       ---------        ---------        ---------
                                            $ 116,644       $ 746,149        $(115,026)       $ 747,767
                                            =========       =========        =========        =========

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 12 Summarized Financial Information (continued)


                        CONDENSED STATEMENT OF OPERATIONS
                      For the year ended December 31, 1998

                                                                                   Lido           Mall       Grand Canal
                                                                  Venetian      Intermediate  Intermediate   Shops Mall
                                                   Las Vegas    Casino Resort     Holding        Holding     Construction
                                                  Sands, Inc.       LLC         Company LLC   Company LLC        LLC
                                                  -----------   -------------   -----------   -----------    ------------
Revenues                                             $ 814      $     123          $   -         $   -         $   -
Operating expenses                                     100          8,341             45            65            45
                                                     -----      ---------          -----         -----         -----
Operating income (loss)                                714         (8,218)           (45)          (65)          (45)
Other income (expense):
    Interest income                                     60         17,077
    Interest expense, net of amounts capitalized                  (39,015)
                                                     -----      ---------          -----         -----         -----
Net income (loss)                                    $ 774      $ (30,156)         $ (45)        $ (65)        $ (45)
                                                     =====      =========          =====         =====         =====
                                                       Non-      Consolidating/
                                                    Guarantor    Eliminating
                                                   Subsidiaries     Entries       Total
                                                   ------------  -------------- ---------
Revenues                                              $             $           $     937
Operating expenses                                       226                        8,822
                                                      ------       -----------  ---------
Operating income (loss)                                 (226)                      (7,885)
Other income (expense):
    Interest income                                                                17,137
    Interest expense, net of amounts capitalized                                  (39,015)
                                                      ------       -----------  ---------
Net income (loss)                                     $ (226)      $            $ (29,763)
                                                      ======       ===========  =========

                        CONDENSED STATEMENT OF OPERATIONS
                      For the year ended December 31, 1997

                                                               Venetian      Consolidating/
                                                 Las Vegas   Casino Resort    Eliminating
                                                Sands, Inc.       LLC           Entries         Total
                                                -----------  -------------   --------------     -----
Revenues                                           $   895       $                 $ -           $ 895
Operating expenses                                  (1,727)                                     (1,727)
                                                   -------       --------          ---          ------
Operating income (loss)                              2,622                                       2,622
Other income (expense):
    Interest income                                    110          3,329                        3,439
    Interest expense, net of amounts capitalized                   (6,581)                      (6,581)
                                                   -------       --------          ---          ------
Net income (loss)                                  $ 2,732       $ (3,252)         $ -          $ (520)
                                                   =======       ========          ===          ======

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 12 Summarized Financial Information (continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
                      For the year ended December 31, 1998

                                                                                       Lido           Mall        Grand Canal
                                                                      Venetian      Intermediate   Intermediate    Shops Mall
                                                       Las Vegas   Casino Resort       Holding       Holding      Construction
                                                      Sands, Inc.       LLC          Company LLC   Company LLC         LLC
                                                      -----------  -------------    ------------   ------------   ------------
Net cash provided by (used in) operating
  activities                                            $ 1,167    $ (34,202)          $ (45)          $ (65)        $ (45)
                                                        -------    ---------           -----           -----         -----
Cash flows from investing activities:
  Proceeds from purchases of investments                             297,226
  Investment in subsidiaries                                (93)        (162)
  Construction of Casino Resort                                     (504,008)
                                                        -------    ---------           -----           -----         -----
Net cash used in investing activities                       (93)    (206,944)

Cash flows from financing activities:
  Proceeds from Mall Construction Loan Facility                      102,713
  Proceeds from Bank Credit Facility-term loan                       116,000
  Proceeds from Bank Credit Facility-revolver                          8,885
  Proceeds from FF&E Credit Facility                                  13,858
  Proceeds from capital contributions                                                     50              70            50
                                                        -------    ---------           -----           -----         -----
Net cash provided by financing activities                            241,456              50              70            50
                                                        -------    ---------           -----           -----         -----
Increase (decrease) in cash and cash equivalents          1,074          310               5               5             5
Cash and cash equivalents at beginning of period            142          715
                                                        -------    ---------           -----           -----         -----
Cash and cash equivalents at end of year                $ 1,216    $   1,025           $   5           $   5         $   5
                                                        =======    =========           =====           =====         =====


                                                         Non-       Consolidating/
                                                      Guarantor      Eliminating
                                                     Subsidiaries      Entries           Total
                                                     ------------   --------------     ---------
Net cash provided by (used in) operating
  activities                                           $ (56)         $                $ (33,246)
                                                       -----          ------           ---------
Cash flows from investing activities:
  Proceeds from purchases of investments                                                 297,226
  Investment in subsidiaries                                            255
  Construction of Casino Resort                                                         (504,008)
                                                       -----          ------           ---------
Net cash used in investing activities                                   255             (206,782)

Cash flows from financing activities:
  Proceeds from Mall Construction Loan Facility                                          102,713
  Proceeds from Bank Credit Facility-term loan                                           116,000
  Proceeds from Bank Credit Facility-revolver                                              8,885
  Proceeds from FF&E Credit Facility                                                      13,858
  Proceeds from capital contributions                     85           (255)
                                                       -----          ------           ---------
Net cash provided by financing activities                 85           (255)             241,456
                                                       -----          ------           ---------
Increase (decrease) in cash and cash equivalents          29                               1,428
Cash and cash equivalents at beginning of period                                             857
                                                       -----          ------           ---------
Cash and cash equivalents at end of year               $  29          $                $   2,285
                                                       =====          ======           =========

                       CONDENSED STATEMENTS OF CASH FLOWS
                      For the year ended December 31, 1997

                                                                            Venetian      Consolidating/
                                                         Las Vegas       Casino Resort     Eliminating
                                                        Sands, Inc.           LLC            Entries           Total
                                                        -----------      -------------    --------------     ---------
Net cash provided by (used in) operating
  activities                                              $   (838)        $  4,697          $               $   3,859
                                                          --------         --------          --------        ---------

Cash flows from investing activities:
  Proceeds from sale of investments                                        (426,120)                          (426,120)
  Construction of Casino Resort                            (25,399)        (105,428)                          (130,827)

                                                          --------         --------                          ---------
Net cash used in investing activities                      (25,399)        (531,548)                          (556,947)

Cash flows from financing activities:
  Proceeds from preferred interest in Venetian                               77,053                             77,053
  Proceeds from mortgage notes                                              425,000                            425,000
  Proceeds from senior subordinated notes                                    90,500                             90,500
  Proceeds from capital contributions                       25,500                                              25,500
  Proceeds (payments) of intercompany
    dividends                                               27,600          (27,600)
  Payments of deferred offering costs                                       (37,387)                           (37,387)
  Payments of dividends                                    (27,600)                                            (27,600)
                                                          --------         --------          --------        ---------

Net cash provided by financing activities                   25,500          527,566                            553,066
                                                          --------         --------          --------        ---------

Increase (decrease) in cash and cash equivalents              (737)             715                                (22)
Cash and cash equivalents at beginning of period               879                                                 879
                                                          --------         --------          --------        ---------

Cash and cash equivalents at end of year                  $    142         $    715          $    -          $     857
                                                          ========         ========          ========        =========

     ITEM 9.--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     LVSI has a Board of Directors comprised of two persons. One director is the Sole Stockholder, who has two votes for all matters before the Board of Directors. In the event that LVSI increases the number of directors comprising the Board of Directors, the number of votes which the Sole Stockholder has will be increased so that the Sole Stockholder will have one more vote than the number of votes of all of the other directors aggregated. The second director, (the "Special Director"), is unaffiliated with the Sole Stockholder or any other affiliate of the Sole Stockholder, has no other position with LVSI or Venetian and has one vote for all matters before the Board of Directors. To the extent the Special Director receives compensation, it is paid by LVSI from sources unrelated to and independent from the Sole Stockholder and its affiliates (other than LVSI and Venetian). The Special Director is required to file an application for a gaming license with the Nevada Gaming Authorities.


     The table below sets forth the executive officers and the directors of the Company.

       Name                    Age       Position
-----------------------       ----       --------------------------------------------------
Sheldon G. Adelson             65        Chairman of the Board, Chief Executive Officer and
                                         Director
William J. Raggio              72        Special Director
William P. Weidner             53        President and Chief Operating Officer
Bradley H. Stone               43        Executive Vice President
Robert G. Goldstein            43        Senior Vice President
David Friedman                 42        Assistant to Chairman of the Board and Secretary
Harry D. Miltenberger          55        Vice President--Finance

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

     William J. Raggio was elected as Special Director of the Company upon consummation of the Offering in November 1997. Since 1991, Mr. Raggio has been an attorney and shareholder in the law firm of Vargas & Bartlett, and since 1998 with its successor Jones and Vargas. Since 1972, he has served as an elected member of the Nevada State Senate, holding the positions of Senate Majority Leader and Chairman of the Senate Finance Committee. Mr. Raggio has also been a member of the Board of Directors of Sierra Health Services since 1984 and was a member of the Board of Directors and an Executive Vice President of Santa Fe Gaming Corp. from 1987 to 1998.

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

ITEM 11.--EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning the compensation for the last three fiscal years of those persons who were, at December 31, 1998, the five highest paid executive officers of LVSI, which is the managing member of Venetian. Sheldon G. Adelson, the Chairman of the Board and Chief Executive Officer of LVSI, received no compensation in 1996, 1997 and 1998. Notwithstanding the foregoing, in future years, LVSI plans to provide salary, bonus or other compensation to Mr. Adelson in his capacity as Chairman of the Board and Chief Executive Officer of LVSI. Under the limited liability company agreement of Venetian, LVSI is entitled to be reimbursed for all expenses incurred in connection with its activities as the managing member of Venetian, including all employee compensation costs.

                                                                            Long Term
                                                                           Compensation
                                                                              Awards

                                               Annual Compensation          Securities       All Other
                                                                            Underlying     Compensation
       Name and Principal Position        Year       Salary      Bonus       Options           (1)
       ---------------------------        ----       ------      -----       -------           ---
William P. Weidner                       1998      $779,917                     --            2,592
 President and Chief Operating Officer   1997       794,915     50,000          --            6,570
                                         1996       772,717                                  26,832

Bradley H. Stone                         1998       500,806                     --              918
 Executive Vice President                1997       510,430     40,000          --              918
                                         1996       493,606                                  20,697

Robert G. Goldstein                      1998       376,970                     --              918
 Senior Vice President                   1997       384,220     40,000          --              918
                                         1996       369,770                                  15,859

David Friedman                           1998       306,347    105,000          --              914
 Assistant to Chairman of the            1997       228,654     90,000          --              816
 Board and Secretary                     1996       196,154                                  21,849

Harry D. Miltenberger                    1998       195,000                     --            2,848
 Vice President-Finance                  1997       147,769     30,000          --           12,307
                                         1996            --         --          --               --

(1) Represents moving expense and other miscellaneous expenses.

Employment Agreements

     William P. Weidner, Bradley H. Stone and Robert G. Goldstein each has an employment agreement (collectively, the "Employment Agreements") with the Company continuing through December 31, 2000 (the "Initial Term"). The agreements originally had a termination date of December 31, 1998, but have been extended by the Company through December 31, 2000, in accordance with two-year extension rights of the Company. Pursuant to the Employment Agreements, the officers have such powers, duties and responsibilities as are generally associated with their offices, as may be modified or assigned by the Chairman of the Board of Directors (or the President in the case of Mr. Stone and Mr.

Goldstein), and subject to the supervision of the Board of Directors (and the President in the case of Mr. Stone and Mr. Goldstein). The agreements provide that, during the terms of their employment, the officers will not engage in any other business or professional pursuit unless consented to by the Company in writing.

     The terms of the Employment Agreements provide for an annual base salary for Mr. Weidner, Mr. Stone and Mr. Goldstein of $779,917, $500,806 and $376,970, respectively. The foregoing salaries were adjusted for a cost-of-living adjustments, effective January 1, 1999. The employment agreements also provide for the grant of options to acquire shares of common stock of the Company representing 2%, 1.5% and 1.0%, respectively, of the shares issued and outstanding upon the issuance of all shares for which options have been granted under the Employment Agreements. However, none of such options are effective for any purpose whatsoever until and unless the grant of such options has been approved by the Nevada Commission. See "-Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan." The officers are also entitled to receive other employee benefits of the Company. The agreements may be terminated by either the Company or the officer upon proper notice, pursuant to the terms of the Employment Agreements. Under the agreements, in the event of a Cause Termination, Breach Termination, Voluntary Termination or Licensing Termination (each as defined therein), all salary and benefits shall immediately cease subject to any requirements of law, all unexercised options shall be canceled and forfeited and all shares of common stock held shall be redeemed by the Company at a price equal to the lesser of the exercise price of such shares or the Fair Market Value (as defined therein) on the date of termination, payable in sixty equal consecutive monthly installments with interest at the Applicable Federal Rate (as defined therein). In the event of a Company Breach Termination, Constructive Termination or Involuntary Termination (each as defined therein), the Company is obliged to pay to the officer involved his salary for the rest of the term of the Employment Agreement until the officer becomes gainfully employed elsewhere, in which event the Company is obliged to pay the difference in the income earned in such other employment and the salary payable under the agreement with the Company. The amount that the officer is entitled to receive upon termination will depend upon the amount of time remaining in the term of such agreement as of the date of the officer's termination of employment. If a Company Breach Termination, Constructive Termination or Involuntary Termination occurred with respect to Mr. Weidner, Mr. Stone and Mr. Goldstein on December 31, 1998, the amounts that Mr. Weidner, Mr. Stone and Mr. Goldstein would have been entitled to receive pursuant to their Employment Agreements as continued salary through December 31, 2000 would have been $1,559,834, $1,001,612 and $753,940, respectively, based on their salaries of $779,917, $500,806 and $376,970, respectively. Such amounts would have been subject to mitigation, as described above, if the officer became gainfully employed elsewhere. In addition, all unexercised options shall be canceled and forfeited and all shares of the Company held by the officer shall be redeemed by the Company at a price equal to the greater of the exercise price for such shares or the Fair Market Value on the date of termination, payable in 36 equal consecutive monthly installments with interest at the Applicable Federal Rate. In the case of a Death Termination (as defined therein), salary shall be paid through the date of death, all unexercised options shall be automatically cancelled, and all shares of the Company held by the officer shall be redeemed by the Company for a price payable by the Company to the officer's estate equal to all sums paid by the officer for the shares plus the difference between (x) the exercise price paid for the shares and (y) the Fair Market Value of such shares, payable in 36 equal consecutive monthly installments with interest at the Applicable Federal Rate. In the case of Disability Termination, salary, less any applicable disability insurance payments, shall be continued for a period of six months following the date of termination and all options and shares shall be treated in the same way as upon a Death Termination. The employment agreements may not be amended, changed, or modified except by a written document signed by each of the parties.

Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan

     The Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan (the "Plan") provides for 75,000 shares of common stock of the Company to be reserved for issuance by the Company to officers and other key employees or consultants of the Company or any of its Affiliates or Subsidiaries (each as defined in the Plan) pursuant to options granted under the Plan. None of the options granted under the Plan will become effective for any purpose whatsoever until and unless the grant of such options has been approved by the Nevada Commission. The purpose of the Plan is to promote the interest of the Company and its Sole Stockholder by (i) attracting and retaining exceptional officers and other key employees and consultants to the Company and its Affiliates and Subsidiaries and
(ii) enabling such individuals to participate in the long-term growth and financial success of the Company. The Board of Directors has the authority to determine the participants to whom options are granted, the number of shares covered by each option or any repurchase or other disposition of shares thereunder, the exercise price therefor, and the conditions and limitations applicable to the exercise of the option. The Board of Directors is authorized to make adjustments in the terms and conditions of, and the criteria included in, options, in the case of certain unusual or nonrecurring events, whenever the Board of Directors determines that such adjustments are appropriate in order to prevent dilution or enlargement of benefits or potential benefits under the Plan. In the event of any Acceleration Event (as defined in the Plan) any outstanding options then held by the participants which are unexercisable or otherwise unvested, shall automatically become fully vested and shall be exercisable pursuant to the applicable award agreement. The Plan provides that the Sole Stockholder may, at any time, assume the Plan or certain obligations under the

Plan, in which case the Sole Stockholder will be the administrator of the Plan, the issuer of the Options, and will have all the rights, powers, and responsibilities granted to the Company or the Board of Directors under the Plan with respect to such assumed obligations.

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

     Upon approval of the Plan by the Nevada Commission, options are intended to be granted under the Plan to Mr. Weidner, Mr. Stone, Mr. Goldstein, Mr. Friedman and Mr. Miltenberger (the "Named Optionees") (as well as other individuals) to acquire shares representing 2.0%, 1.5%, 1.0%, 0.5% and 0.1%, respectively, of the common stock of the Company. The Plan allows Mr. Adelson to assume the obligations under the Plan relating to such options and to enter into award agreements with the Named Optionees. The options granted to the Named Optionees are expected to be immediately vested and exercisable upon grant, except with respect to Mr. Miltenberger whose option is expected to be subject to certain vesting provisions. It is intended that the options will expire on the earlier of (i) the eighth anniversary of the date of grant, (ii) the date three days prior to a Change in Control Acceleration Event (as defined in the Plan) (iii) the date three days prior to a Public Offering Acceleration Event (as defined in the Plan) and, (iv) in the case of Mr. Friedman and Mr. Miltenberger, on or shortly following each Named Optionee's termination of employment in accordance with the terms of the applicable Award Agreement. Shares issued to the Named Optionees pursuant to the exercise of an option and held at the time of each Named Optionee's termination of employment are subject to redemption by the Company or Mr. Adelson, if he so issued them, in accordance with the terms of the applicable award agreements of the Named Optionees and for Messrs. Weidner, Stone and Goldstein, also consistent with the terms of the Employment Agreements, as described in "Employment Agreements" above.

ITEM 12.--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 26, 1999 with respect to the beneficial ownership of the common stock of LVSI by (i) each person who, to the knowledge of LVSI, beneficially owns more than 5% of its outstanding common stock, (ii) the directors of LVSI, (iii) all executive officers named in the summary compensation table in "Item 11 - Executive Compensation" and (iv) all executive officers and directors of LVSI as a group.

                                                    Shares of
                                                      Common
BeneficialOwner(1)                                     Stock        Percentage
-----------------                                   ---------       ----------
Sheldon G. Adelson                                   925,000           100%
William J. Raggio                                          0             0%
William P. Weidner (2)                                     0             0%
Bradley H. Stone (2)                                       0             0%
Robert G. Goldstein (2)                                    0             0%
David Friedman (2)                                         0             0%
Harry D. Miltenberger (2)                                  0             0%
All executive officers and the directors of
 the Company as a group                              925,000           100%


(1) The address of each person named below is c/o the Company, 3355 Las Vegas Boulevard South, Room 1A, Las Vegas, Nevada 89109.

(2) Does not include options to purchase common stock of the Company not exercisable within 60 days of the date hereof in connection with the development of the Casino Resort and pursuant to the terms of each of their employment agreements or other agreements with the Company, each of Messrs. Weidner, Stone, Goldstein, Friedman and Miltenberger are to be granted options to purchase common stock of LVSI representing 2.0%, 1.5%, 1.0%, 0.5% and 0.1%, respectively, of the shares of common stock of LVSI outstanding after giving effect to the issuance of all shares for which options have been granted. However, none of such options are effective for any purpose whatsoever until and unless the grant of such options has been approved by the Nevada Commission. See "Item 11 - Executive Compensation - Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan."

ITEM 13.--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Redeemable Preferred Interest

     Venetian currently has two members, the Company and Interface Group Holding Company, Inc. ("Interface Holding"), which owns all of the capital stock of Interface. LVSI is the managing member of Venetian and owns 100% of the common equity interests in Venetian. Interface Holding currently holds a Series B preferred interest (the "Series B Preferred Interest") in Venetian. The rights of the Series B Preferred Interest are non-voting, not subject to mandatory redemption or redemption at the option of the holder and will have a preferred return of 12% and upon the 12th anniversary of the closing of the Offering, to the extent of the positive capital account of the holders of the Series B Preferred Interest, there must be a distribution on the Series B Preferred Interest. Until the indebtedness under the Bank Credit Facility is repaid and cash payments are permitted under the restricted payment covenants under the Indentures, the preferred return on the Series B Preferred Interest will accrue and will not be paid in cash. Subject to the foregoing, distributions with respect to the preferred capital of the holders of the Series B Preferred Interest may, at the option of the Company, be made at any time.

Sole Stockholder Guaranty of Mall Construction Loan Facility and Take-out Financing

     The Sole Stockholder has guaranteed up to $35.0 million of indebtedness outstanding under Tranche B of the Mall Construction Loan Facility. The Sole Stockholder's obligations under such guaranty are collateralized by a cash collateral account. If any amounts are drawn on the guaranty of Tranche B of the Mall Construction Loan Facility, the Sole Stockholder will have the right to elect to treat such amounts as a subordinated loan (the "SubstituteTranche B Loan") from the Sole Stockholder to Venetian and the Mall Construction Subsidiary. The Substitute Tranche B Loan will be subordinated in right of payment to indebtedness under the Bank Credit Facility, the Mall Construction Loan Facility and the Mortgage Notes. If the Sole Stockholder makes this election: (i) the interest rate will not exceed that which was applicable to Tranche B of the Mall Construction Loan; (ii) there will be no scheduled principal amortization for the Substitute Tranche B Loan and the Substitute Tranche B Loan will mature on the same date as the Senior Subordinated Notes;
(iii) irrespective of the stated interest payment schedules, no payments will be permitted on the Substitute Tranche B Loan unless all payments then due on any debt secured by the Mall Collateral on a senior basis at that time have been paid in full, and any cash payments that are due but that are prohibited will accrue; (iv) the Substitute Tranche B Loan will, until completion and transfer of the Mall to the Mall Subsidiary, be pari passu in right of payment with the Senior Subordinated Notes; (v) the Substitute Tranche B Loan provides that Venetian and the Mall Construction Subsidiary will be released from further liability with respect to the Substitute Tranche B Loan upon satisfaction of the conditions to the release of the Mall Collateral and the Substitute Tranche B Loan will be assumed by the Mall Subsidiary; and (vi) the loan documents will contain certain subordination provisions (such as no right to object to modifications of debt secured on a senior basis by the Mall Collateral, and no right to exercise remedies without consent from the senior lenders and the holders of the Senior Subordinated Notes).

     The indebtedness under the Tranche A Take-out Financing must be repaid within three years and is expected to be a $105.0 million loan secured by the Mall. The Sole Stockholder has agreed to guarantee, on an unsecured basis, $20.0 million of indebtedness under the Tranche A Take-out Financing. An affiliate of the Sole Stockholder has also agreed to provide the Tranche B Take-out Financing. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

Temporary Lease


     On November 1, 1996, LVSI and Interface entered into a lease agreement whereby LVSI agreed to lease approximately 5,000 square feet in the Expo Center to be used as its temporary executive offices during the construction of the Casino Resort. Management believes that the lease agreement, which provides for monthly rent of $5,000 to be paid by LVSI to Interface, is at least as favorable as the Company could have obtained from an independent third party. The initial term of the lease agreement expired on November 1, 1998, but LVSI and Interface have extended this term on a month-to-month basis.

Retirement Plan

     All of the employees of Interface were eligible to participate in the Las Vegas Sands, Inc. 401(k) Retirement Plan sponsored by LVSI through 1998. In 1999, LVSI established a new plan and Interface assumed the original LVSI plan. Costs related to the administration of the 1998 plan of LVSI are shared with LVSI based on the number of employees of each of Interface and LVSI participating in the plan.

Airplane Expenses

     LVSI utilizes a Gulfstream III aircraft, which is operated by an affiliate of the Sole Stockholder. The aircraft is used primarily for the benefit of LVSI's executive officers, including the Sole Stockholder. Charge-backs to LVSI in connection with such use are based on the actual costs to operate the aircraft allocated in accordance with the purpose for which the aircraft is used. During 1998 the Company reimbursed the affiliate $450,000 for use of the aircraft.

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

Other Transactions

     In 1998, LVSI received from, and rendered to, Interface and its affiliates, certain administrative and other services such as travel. Any such services are provided either on an arm's-length basis or at a cost based on the actual costs incurred to provide such services. The Company paid certain affiliates $1.3 million for these services during 1998.

                                     PART IV

ITEM 14.--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a) Documents filed as part of the report.

   (1) List of Financial Statements

      Report of Independent Accountants
      Consolidated Balance Sheets
      Consolidated Statements of Operations
      Consolidated Statements of Stockholders' Equity
      Consolidated Statements of Cash Flows
      Notes to Financial Statements

   (2) List of Financial Statement Schedules

   Schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

   (3) List of Exhibits

    Exhibit No. Description of Document
    3.1         Amended and Restated Articles of Incorporation of LVSI.*
    3.2         Certificate  of  Amendment  of Amended and  Restated  Articles of  Incorporation  of LVSI.*
    3.3         Amended and Restated By-laws of LVSI.*
    3.4         Amended and Restated Limited Liability Company Agreement of Venetian.*
    4.1         Indenture, dated as of November 14, 1997, among LVSI and Venetian, as issuers, Mall
                Intermediate Holding Company, LLC ("Mall Intermediate"), Lido Intermediate Holding
                Company,  LLC ("Lido  Intermediate") and Mall Construction  Subsidiary,  as Mortgage Note
                guarantors, and the Mortgage Note Trustee.*
    4.2         Indenture, dated as of November 14, 1997, among LVSI and
                Venetian, as issuers, Mall Intermediate, Lido Intermediate and
                Mall Construction Subsidiary, as Senior Subordinated
                Note  guarantors, and First Union National Bank ("First Union"), as Senior Subordinated
                Note trustee.*
    4.3         Registration Rights Agreement, dated as of November 14, 1997, among LVSI, Venetian,
                Mall Intermediate, Lido Intermediate and Mall Construction Subsidiary, and
                Goldman, Sachs & Co. and Bear, Stearns & Co. Inc. (the "Initial Purchasers").*
    4.4         Funding Agents' Disbursement and Administration Agreement, dated as of November 14,
                1997, among LVSI, Venetian, Mall Construction Subsidiary,
                jointly and severally, the Bank Agent, First Trust, the HVAC Provider and the Disbursement
                Agent.*
    4.5         Company Security Agreement, dated as of November 14, 1997, by and among LVSI,
                Venetian, Mall Construction Subsidiary and The Bank of Nova Scotia ("Scotiabank"),
                as the Intercreditor Agent.*
    4.6         Mall Construction Subsidiary Security Agreement, dated as of November 14, 1997, between
                Mall Construction Subsidiary and Scotiabank, as the Intercreditor Agent.*
    4.7         Deed of Trust, Assignment of Rents and Leases and Security Agreement made by Venetian and LVSI, jointly and severally as trustor, to Lawyer's Title of Nevada, Inc. ("Lawyer's
                Title"), as trustee, for the benefit of U.S. Bank Trust National Association, (previously known as First Trust National Association) in its capacity as the Mortgage Note trustee (the
                "Mortgage Note Trustee"), as Beneficiary.*
   4.8          First Amendment to Deed of Trust, Assignment of Rents and Leases and Security Agreement made by Venetian and LVSI, jointly and severally as trustor, to Lawyer's Title, as trustee, for the benefit of the Mortgage Note Trustee, as Beneficiary.***




   Exhibit No.  Description of Document


    4.9         Leasehold Deed of Trust, Assignment of Rents and Leases and Security Agreement made by
                Mall Construction Subsidiary, as trustor, to Lawyer's Title, as trustee, for the benefit of the Mortgage Note Trustee, as Beneficiary.*
    4.10        First Amendment to Leasehold Deed of Trust, Assignment of Rents and Leases and Security
                Agreement made by Mall Construction Subsidiary, as trustor, to Lawyer's Title, as trustee, for the benefit of the Mortgage Note Trustee, as Beneficiary.***
    4.11        Disbursement Collateral Account Agreement, dated as of November 14, 1997, by and among
                LVSI, Venetian, Mall Construction Subsidiary and Scotiabank, as Disbursement Agent and as
                Securities Intermediary.*
    4.12        Mortgage Notes Proceeds Collateral Account Agreement, dated as of November 14, 1997, by and among LVSI, Venetian and Scotiabank, as Disbursement Agent.*
    4.13        Mortgage Notes Proceeds Account Third-Party Account Agreement, dated as of November
                14, 1997, by and among LVSI, Venetian, Scotiabank, as Disbursement Agent, and
                Goldman, Sachs & Co., as Securities Intermediary.*
    4.14        Intercreditor Agreement, dated as of November 14, 1997, among Scotiabank, as Bank Agent and Intercreditor Agent, the Mortgage Note Trustee, GMAC Commercial Mortgage
                Corporation   ("GMAC"),   as  Interim  Mall  Lender  and  First  Union,   as  Senior Subordinated
                Note trustee.*
    4.15        Completion Guaranty, dated as of November 14, 1997, made by Sheldon G. Adelson, in favor of
                Scotiabank, as the Bank Agent acting on behalf of the Bank Lenders, GMAC, as the Interim Mall Lender, and First Trust, as the Mortgage Note trustee.*
    4.16        Completion Guaranty Collateral Account Agreement, dated as of November 14, 1997, by and between Sheldon G. Adelson, as Pledgor, and Scotiabank, as Disbursement Agent.*
    4.17        Completion Guaranty Third-Party Account Agreement, dated as of November 14, 1997, by and among Sheldon G. Adelson, Scotiabank, as Disbursement Agent, and Goldman,
                Sachs & Co., as Securities Intermediary.*
    4.18        Unsecured Indemnity Agreement, dated as of November 14, 1997, by LVSI, Venetian and Mall
                Construction Subsidiary, to and for the benefit of First Trust.*
   10.1         Bank Credit Agreement, dated as of November 14, 1997, among LVSI, Venetian, the lender parties thereto, Goldman Sachs Credit Partners, L.P. ("GSCP"), as arranger and syndication agent, and Scotiabank, as administrative agent.*
   10.2         Credit Agreement, dated as of November 14, 1997, among LVSI,
                Venetian, Mall Construction Subsidiary and GMAC.*
   10.3         Energy Services Agreement, dated as of November 14, 1997, by and between the HVAC
                Provider and Venetian.*
   10.4         Energy Services Agreement, dated as of November 14, 1997, by and between the HVAC Provider and Mall Construction Subsidiary.*
   10.5         Construction Management Agreement, dated as of February 15,1997, between LVSI, as owner, and the Construction Manager.*
   10.6         Assignment, Assumption and Amendment of Construction Management
                Agreement, dated as of November 14, 1997, by and between LVSI,
                Venetian and the Construction Manager.*
   10.7         Agreement, effective as of January 1, 1996, between Venetian, as owner, and the architect, a collaboration between the firms of TSA of Nevada, LLP and WAT&G, Inc., Nevada.*
   10.8         Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of
                November 14, 1997, among Interface, Mall Construction Subsidiary and Venetian.*
   10.9         Sale and Contribution Agreement, dated as of November 14, 1997, among Venetian, the Mall
                Subsidiary and Mall Construction Subsidiary.*
   10.10        Indenture of Lease, dated as of November 14, 1997, by and between Venetian, as landlord, and Mall Construction Subsidiary, as tenant.*
   10.11        Commitment Letter, dated as of November 14, 1997, among LVSI, the Mall Subsidiary and
                GSMC.*
   10.12        Commitment Letter, dated as of November 14, 1997, between the Mall Subsidiary and the
                Sole Stockholder.*
   10.13        Tri-Party Agreement, dated as of November 14, 1997, among LVSI, Venetian, the Mall
                Subsidiary, Mall Construction Subsidiary, the Sole Stockholder, GSMC and GMAC.*

Exhibit No.     Description of Document

   10.14        Casino Lease, dated as of November 14, 1997, by and between LVSI and Venetian.*
   10.15        Amended and Restated Services Agreement, dated as of November 14, 1997, by and between Venetian, Interface Holding, Interface, Lido Casino Resort MM, Inc., Grand Canal
                Shops Mall MM, Inc. and certain subsidiaries of Venetian named therein.*
   10.16        Completion Guaranty Loan Subordinated Note, dated as of November 14, 1997, made by
                Venetian in favor of the Sole Stockholder.*
   10.17        Substitute Tranche B Loan Subordinated Note, dated as of November 14, 1997, made by
                Venetian and Mall Construction Subsidiary in favor of the Sole Stockholder.*
   10.18        Intercreditor Agreement, dated as of November 14, 1997, by and among Scotiabank, as the Administrative Agent, the Mortgage Note Trustee, GMAC, as the Interim Mall
                Lender, First Union, as Subordinated Note trustee, LVSI, Venetian, Mall
                Construction Subsidiary and the Sole Stockholder.*
   10.19        Unsecured Indemnity Agreement, dated as of November 14, 1997, by LVSI, Venetian and Mall Construction Subsidiary, to and for the benefit of
                Scotiabank, as Administrative Agent under the Bank Credit Facility.*
   10.20        Unsecured Indemnity Agreement, dated as of November 14, 1997, by LVSI, Venetian and Mall Construction Subsidiary, to and for the benefit of GMAC.*
   10.21        Construction Agency Agreement, dated as of November 14, 1997, by and between
                Venetian and the HVAC Provider.*
   10.22        Management Agreement, dated as of April 23, 1997, by and between LVSI and Forest City
                Commercial Management, Inc., as assigned by LVSI to Mall Construction Subsidiary, by that certain Assignment and Assumption of Contracts.*
   10.23        Primary Liquidated Damages Insurance Agreement, dated August 4, 1997, by and between the Construction Manager and C.J. Coleman & Companies, Ltd.*
   10.24        Guaranty of Performance, dated as of August 19, 1997, by P&O in favor of LVSI, as assigned by LVSI to Venetian by that certain Assignment,
                Assumption and Amendment of Contracts.*
   10.25        Guaranty of Performance and Completion, dated as of August 19, 1997, by Bovis, LVSI,
                Venetian and Mall Construction Subsidiary, for the benefit of Scotiabank, as the Intercreditor Agent.*
   10.26        Consulting and Lease Brokerage Agreement between BRC and LVSI, dated as of January 23, 1997.*
   10.27        Sands Resort Hotel and Casino Agreement, dated February 18, 1997, by and between Clark
                County and LVSI, and all amendments thereto.*
   10.28        Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan.*
   10.29        Employment Agreement, dated as of November 1, 1995, between LVSI and William P. Weidner.*
   10.30        Employment Agreement, dated as of November 1, 1995, between LVSI and Bradley H. Stone.*
   10.31        Employment Agreement, dated as of November 1, 1995, between LVSI and Robert G. Goldstein.*
   10.32        First Amendment to Credit Agreement, dated as of January 30, 1998, by and among LVSI,
                Venetian, the lender parties thereto, GSCP, as arranger and syndication agent, and
                Scotiabank, as administrative agent.*
   10.33        Term Loan and Security Agreement, dated as of December 22, 1997, among LVSI and Venetian, as Borrowers, the lender parties thereto, BancBoston Leasing, Inc., as co-agent, and General Electric Capital Corporation ("GECC"), as administrative agent.*
   10.34        Intercreditor Agreement, dated as of December 22, 1997, by and among Scotiabank, as Bank
                Agent, First Trust, as Mortgage Note trustee, GMAC and GECC.*
   10.35        Guaranteed Maximum Price Amendment to Construction Management Agreement, dated
                June 17, 1998 (effective September 9, 1998), between Lehrer
                McGovern Bovis, Inc. and Venetian.**
   21.1         Subsidiaries of the Issuers and Guarantors.*
   24.1         Powers of Attorney (included on signature pages).
   27.1         Financial Data Schedule.***

   * Incorporated by reference from Registration Statement on Form S-4 of the Company and certain of its subsidiaries (File No. 333-42147).

 ** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998.

*** Filed herewith.

(b)  Reports on Form 8-K

No report on Form 8-K was filed during the quarter ended December 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


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

     SIGNATURE                      TITLE                                 DATE
     ---------                      -----                                 ----
/s/ Sheldon G. Adelson     Chairman of the Board, Chief              March 30, 1999
----------------------     Executive Officer and Director
Sheldon  G. Adelson

/s/ William J. Raggio      Special Director                          March 30, 1999
 ---------------------
William J. Raggio

/s/ Harry D. Miltenberger  Vice President--Finance (principal        March 30, 1999
-------------------------  financial and accounting officer)
Harry D. Miltenberger
