Form 10-Q
period 1999-03-31
LAS VEGAS SANDS INC
filed 1999-05-14
CIK 850994

UNITED STATES SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the Transition period from _____________ to __________________


                                ----------------

                        Commission File Number 333-42147

                                ----------------

                              LAS VEGAS SANDS, INC.
            (Exact name of registration as specified in its charter)

                           Nevada                                                           04-3010100
--------------------------------------------------------------                 ------------------------------------
(State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification No.)

       3355 Las Vegas Boulevard South, Room 1A
                  Las Vegas, Nevada                                                             89109
--------------------------------------------------------------                 ------------------------------------
      (Address of principal executive offices)                                                (Zip Code)


                                 (702) 414-1000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 1999.


            Class                                 Outstanding at May 14, 1999
----------------------------                      ---------------------------
Common Stock, $.10 par value                             925,000 shares

                              Las Vegas Sands, Inc.

                                Table of Contents

                                     Part I
                              FINANCIAL INFORMATION

Item  1.   Consolidated Balance Sheets
           At March 31, 1999 and December 31, 1998 .....................       1

           Consolidated Statements of
           Operations for the Three Months Ended
           March 31, 1999 and March 31, 1998 ...........................       2

           Consolidated Statements of
           Cash Flows for the Three Months Ended
           March 31, 1999 and March 31, 1998 ...........................       3

           Notes to Consolidated Financial Statements  .................     4-9

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations  ...........   10-14


Item 3.    Quantitative and Qualitative Disclosures About Market Risk...      15


                                     Part II
                                OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K  ...........................      16

           Signatures  .................................................      17

                                     PART 1
                             Financial Information

Item 1.         Financial Statements

LAS VEGAS SANDS, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

                                                                                       March 31,
                                                                                         1999             December 31,
                                                                                      (Unaudited)            1998
                                                                                      ------------        ------------
ASSETS
Current assets:
     Cash and cash equivalents                                                        $    16,464         $     2,285
     Restricted cash and investments                                                       47,095             133,936
     Other current assets                                                                     126                 187
                                                                                      ------------        ------------
Total current assets                                                                       63,685             136,408

     Property and equipment, net                                                        1,033,128             833,054
     Deferred offering costs, net                                                          33,629              35,101
     Other assets                                                                           1,353               1,381
                                                                                      ------------        ------------
                                                                                      $ 1,131,795         $ 1,005,944
                                                                                      ============        ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Accounts payable                                                                 $       206         $       265
     Construction payables                                                                100,470              77,025
     Other accrued liabilities                                                             28,790              12,074
     Current maturities of long-term debt                                                  25,357              13,788
                                                                                      ------------        ------------
Total current liabilities                                                                 154,823             103,152
Long-term debt                                                                            827,451             744,154
                                                                                      ------------        ------------
                                                                                          982,274             847,306
                                                                                      ------------        ------------

Redeemable Preferred Interest in Venetian Casino Resort, LLC, a wholly
    owned subsidiary                                                                       94,329              90,701
                                                                                      ------------        ------------
Commitments and contingencies

Stockholder's equity:
    Common stock, $.10 par value, 3,000,000 shares authorized, 925,000 shares
      issued and outstanding                                                                   92                  92
    Capital in excess of par value                                                         95,702              99,330
    Accumulated deficit since June 30, 1996                                               (40,602)            (31,485)
                                                                                      ------------        ------------
                                                                                           55,192              67,937
                                                                                      ------------        ------------
                                                                                      $ 1,131,795         $ 1,005,944
                                                                                      ============        ============

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS, INC.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                 -----------------------
                                                                                    1999         1998
                                                                                 ---------     ---------
Revenues:
    Other                                                                        $    257      $    149
                                                                                 ---------     ---------

Operating expenses:
    Pre-opening                                                                     6,778
    Amortization                                                                       25            25
                                                                                 ---------     ---------
    Total operating expenses                                                        6,803            25
                                                                                 ---------     ---------
Operating income (loss)                                                            (6,546)          124
                                                                                 ---------     ---------

Other income (expense):
  Interest income                                                                   1,268         5,699
  Interest expense, net of amounts capitalized                                     (3,838)      (12,602)
                                                                                 ---------     ---------
Net loss                                                                         $ (9,116)     $ (6,779)
                                                                                 =========     =========

Basic and diluted loss per share                                                 $ (13.78)     $  (7.33)
                                                                                 =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                 ---------------------------
                                                                                    1999              1998
                                                                                 ---------         ---------
Cash flows from operating activities:
Net loss                                                                          $(9,116)         $ (6,779)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
        Amortization                                                                   25                25
        Interest earned on restricted investments                                   5,037             4,228
        Changes in assets and liabilities:
          Other current assets                                                         61               (49)
          Other assets                                                                  4               (24)
          Accounts payable                                                            (59)           (1,648)
          Other accrued liabilities                                                16,714            15,564
                                                                                 ---------         ---------
Net cash provided by operating activities                                          12,666            11,317
                                                                                 ---------         ---------
Cash flows from investing activities:
Proceeds from sale of investments                                                  81,804            33,421
Construction of Casino Resort                                                    (174,938)          (71,288)
                                                                                 ---------         ---------
Net cash used in investing activities                                             (93,134)          (37,867)
                                                                                 ---------         ---------
Cash flows from financing activities:
Proceeds from Mall Construction Loan Facility                                      30,815            11,898
Proceeds from Bank Credit Facility-term loan                                       34,000            15,000
Proceeds from Bank Credit Facility-revolver                                         4,763
Proceeds from FF&E Credit Facility                                                 25,069
                                                                                 ---------         ---------
Net cash provided by financing activities                                          94,647            26,898
                                                                                 ---------         ---------
Increase in cash and cash equivalents                                              14,179               348
Cash and cash equivalents at beginning of period                                    2,285               857
                                                                                 ---------         ---------
Cash and cash equivalents at end of period                                        $16,464           $ 1,205
                                                                                 =========         =========
Supplemental disclosure of cash flow information:
Cash payments for interest                                                        $ 6,302           $   566
                                                                                 =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS, INC.
Notes to Financial Statements

Note 1  Organization and Basis of Presentation

         The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The year end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

         Las Vegas Sands, Inc. ("LVSI") is a Nevada corporation. On April 28, 1989, LVSI commenced gaming operations in Las Vegas, Nevada, by acquiring the Sands Hotel and Casino (the "Sands"). On June 30, 1996, LVSI closed the Sands and subsequently demolished the facility to make way for a planned two phase hotel-casino resort. The first phase of the hotel-casino resort (the "Casino Resort") will include approximately 3,036 suites, casino space approximating 120,000 square feet, approximately 500,000 square feet of convention space, and approximately 475,000 gross leasable square feet of retail shops and restaurants (the "Mall").

         The consolidated financial statements as of March 31, 1999, March 31, 1998 and December 31, 1998 include the accounts of LVSI and its wholly owned subsidiaries (the "Subsidiaries"), including Venetian Casino Resort, LLC ("Venetian"), Grand Canal Shops Mall, LLC (the "Mall Subsidiary"), Lido Casino Resort, LLC (the "Phase II Subsidiary"), Mall Intermediate Holding Company, LLC ("Mall Intermediate"), Grand Canal Shops Mall Construction, LLC ("Mall Construction"), Lido Intermediate Holding Company, LLC ("Lido Intermediate"), Grand Canal Shops Mall Holding Company, LLC, Lido Casino Resort Holding Company, LLC, Grand Canal Shops Mall MM, Inc. and Lido Casino Resort MM, Inc. (collectively, the "Company"). Each of LVSI and the Subsidiaries is a separate legal entity and the assets of each such entity are intended to be available only to the creditors of such entity.

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

         The Mall Subsidiary is an indirect wholly owned subsidiary of Mall Intermediate and was formed on March 20, 1997 to own and operate the Mall.

         Construction of the Casino Resort commenced in April 1997. The casino space and certain suites at the Casino Resort opened on May 4, 1999. Subject to the receipt of certain temporary certificates of occupancy, the Company expects that the Mall and the remaining suites will open on or prior to May 24, 1999. Pre-opening expenses for the three months ended March 31, 1999 and March 31, 1998 were $6.8 million and $0, respectively.

Note 2  Per Share Data

         Basic and diluted loss per share are calculated based upon the weighted average number of shares outstanding. The weighted average number of shares outstanding used in the computation of loss per share of common stock was 925,000 for all periods presented. The net loss available to common stockholders used in computing the basic and diluted loss per share includes accrued preferred dividends of $3.6 million for the three-month period ended March 31, 1999.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 3  Property and Equipment

         Property and equipment includes costs incurred to construct the Casino Resort and consists of the following (in thousands):

                                                                                        March 31,    December 31,
                                                                                          1999            1998
                                                                                        ---------    ------------
          Land and land improvements                                                   $   93,634      $  93,634
          Equipment, furniture and fixtures                                                   392            392
          Construction in progress                                                        939,102        739,028
                                                                                       ----------      ---------
                                                                                       $1,033,128      $ 833,054
                                                                                       ==========      =========

         Construction in progress at March 31, 1999 and December 31, 1998 consists of payments for construction of the Casino Resort, including capitalized interest of $61.2 million and $41.9 million, respectively.

Note 4  Long-Term Debt

         Long-term debt consists of the following (in thousands):

                                                                                        March 31,    December 31,
                                                                                          1999            1998
                                                                                        ---------    ------------
          12 1/4% Mortgage Notes, due November 15, 2004                                $  425,000      $ 425,000
          14 1/4% Senior Subordinated Notes, due November 15, 2005
              (Net of unamortized discount of $5,794 and $6,014)                           91,706         91,486
          Mall Construction Loan Facility                                                 133,528        102,713
          Bank Credit Facility-revolver                                                    13,648          8,885
          Bank Credit Facility-term loan                                                  150,000        116,000
          FF&E Credit Facility                                                             38,926         13,858
          Less: current maturities                                                        (25,357)       (13,788)
                                                                                       ----------      ---------
          Total long-term debt                                                         $  827,451      $ 744,154
                                                                                       ==========      =========

         In connection with the financing for the Casino Resort, the Company entered into a series of transactions during 1997 to provide for the development and construction of the Casino Resort. In November 1997, the Company issued $425.0 million aggregate principal amount of Mortgage Notes (the "Mortgage Notes") and $97.5 million aggregate principal amount of Senior Subordinated Notes (the "Senior Subordinated Notes" and, together with the Mortgage Notes, the "Notes") in a private placement. On June 1, 1998, LVSI and Venetian completed an exchange offer to exchange the Notes for Notes with substantially the same terms. In November 1997, LVSI, Venetian and a syndicate of lenders entered into a bank credit facility (the "Bank Credit Facility"). The Bank Credit Facility provides up to $150.0 million in multiple draw term loans to the Company for construction and development of the Casino Resort. Up to $40.0 million of additional credit in the form of revolving loans under the Bank Credit Facility is available generally for working capital. During the construction of the Casino Resort, up to $15.0 million of the revolving loans or letters of credit was available to fund purchases of certain furniture, fixtures and equipment. In November 1997, LVSI, Venetian, Mall Construction and a major non-bank lender entered into a mall construction loan facility to provide up to $140.0 million in financing for the retail mall in the Casino Resort (the "Mall Construction Loan Facility"). In December 1997, the Company entered into an agreement (the "FF&E Credit Facility") with certain lenders to provide for $97.7 million of financing for certain furniture, fixtures and equipment to be secured under the FF&E Credit Facility and an electrical substation.

           During the three months ended March 31, 1999, $30.8 million, $38.8 million and $25.1 million were drawn from the Mall Construction Loan Facility, the Bank Credit Facility and the FF&E Credit Facility, respectively. In addition, at March 31, 1999 the Company had committed to $1.4 million of irrevocable letters of credit drawn on the revolver of the Bank Credit Facility.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 5 Redeemable Preferred Interest in Venetian Casino Resort, LLC

         During 1997, Interface Holding contributed $77.1 million in cash to Venetian in exchange for a Series A preferred interest (the "Series A Preferred Interest") in Venetian. By its terms, the Series A Preferred Interest was convertible at any time into a Series B preferred interest in Venetian (the "Series B Preferred Interest"). In August 1998, the Series A Preferred Interest was converted into the Series B Preferred Interest. The rights of the Series B Preferred Interest include the accrual of a preferred return of 12% from the date of contribution in respect of the Series A Preferred Interest. Until the indebtedness under the Bank Credit Facility is repaid and cash payments are permitted under the restricted payment covenants of the indentures entered into in connection with the Notes (the "Indentures"), the preferred return on the Series B Preferred Interest will accrue and will not be paid in cash. Commencing in November 2009, distributions must be made to the extent of the positive capital account of the holder. During the quarter ended March 31, 1999, $3.6 million was accrued on the Series B Preferred Interest.

Note 6 Commitments and Contingencies

Construction Costs

         Ground breaking for the Casino Resort occurred in April 1997. The redevelopment of the site of the Sands is expected to be completed in two phases (with the first phase being construction of the Casino Resort and the second phase being construction of a second casino resort and referred to herein as the "Phase II Resort"). There can be no assurance, however, as to when, or if, such construction will be completed due to risks and uncertainties inherent in the development process. The cost of the Casino Resort is currently estimated at approximately $1.0 billion. In connection with the construction of the Casino Resort, the Company has signed a construction management agreement (the "Construction Management Agreement") with a major construction management firm (the "Construction Manager"). Such agreement provides for a maximum guaranteed price (the "Final GMP") for certain construction costs set at $624.4 million (the "Final GMP Amendment"), subsequently increased to $643.3 million with approved change orders, and a guaranteed completion period of 24 months from the effective starting date of construction.

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

Note 7 Summarized Financial Information

         Venetian and LVSI are co-obligors of the Notes and certain other indebtedness related to construction of the Casino Resort and are jointly and severally liable for such indebtedness (including the Notes). Venetian and Mall Intermediate, Mall Construction, and Lido Intermediate (collectively, the "Subsidiary Guarantors") are wholly owned subsidiaries of LVSI. The Subsidiary Guarantors have jointly and severally guaranteed (or are co-obligors of) such debt on a full and unconditional basis (other than indebtedness under the Mall Construction Loan Facility, which is guaranteed only by Mall Intermediate and Mall Construction). No other subsidiary of LVSI is an obligor or guarantor of any of the Casino Resort financing.

         Venetian, Mall Construction and the Mall Subsidiary, have entered into a Sale and Contribution Agreement (the "Sale and Contribution Agreement") whereby, upon substantial completion of the Casino Resort, Mall Construction, a guarantor, has agreed to sell and the Mall Subsidiary has agreed to purchase, among other things, (i) all of its right, title and interest (whether in fee or in leasehold) in and to the property and improvements that constitute the Mall in their "as is" condition on the date of Completion (as defined in the funds disbursement and administration agreement among certain lenders of the Company (the "Disbursement Agreement")), (ii) monies deposited in certain reserve accounts relating to the Mall, (iii) all right, title and interest of Mall Construction in and to a lease for an entertainment complex which is adjacent to the casino floor and (iv) all right, title and interest of Mall Construction (a) as landlord under Mall tenant leases, (b) under an Amended and Restated

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 7 Summarized Financial Information (continued)

Reciprocal, Easement, Use and Operating Agreement among Venetian, Mall Construction and Interface Group-Nevada, Inc. (the "Cooperation Agreement"), (c) in and to all other easements, fixtures and improvements appurtenant thereto,
(d) under an Energy Services Agreement, dated as of June 1, 1997, with a heating, ventilating and air conditioning provider (the "HVAC Provider") and any other Mall intangible property rights and (e) in and to all Mall personal property (collectively, the "Mall Assets"). In connection with the sale of the Mall, Mall Construction also will transfer to the Mall Subsidiary the proceeds of the final draw under the Mall Construction Loan Facility (and, under certain circumstances, a specified amount under a guaranty through which the Sole Stockholder has provided a $25.0 million collateralized completion guaranty (the "Completion Guaranty")). As consideration for such transfers, the Mall Subsidiary shall, among other things, repay or assume in full the outstanding balance of the indebtedness under the Mall Construction Loan Facility (or certain refinancings thereof), including the amount of the final draw thereunder.

       Because the Mall Subsidiary will not be a guarantor of any indebtedness of the Company, creditors of the Company (including the holders of the Notes) will not have a direct claim against the assets of the Mall Subsidiary. As a result, indebtedness of the Company (including the Notes) will be effectively subordinated to indebtedness of the Mall Subsidiary. The Mall Subsidiary is not restricted by any of the debt instruments of the Company (including the Indentures) from incurring any indebtedness. Any indebtedness incurred by the Mall Subsidiary may include material restrictions on the ability of the Mall Subsidiary to pay dividends or to make distributions or loans to the Company and its subsidiaries.

       Prior to October 1998, Venetian owned approximately 44 acres of land on or near the Las Vegas Strip, on the site of the former Sands. Such property includes the site on which the Casino Resort is being constructed. Approximately 14 acres of such land was transferred to the Phase II Subsidiary in October 1998. The Phase II Resort is planned to be constructed adjacent to the Casino Resort. Because the Phase II Subsidiary will not be a guarantor of the Company's indebtedness, creditors of the Company (including the holders of the Notes) will not have a direct claim against the assets of the Phase II Subsidiary. As a result, the indebtedness of the Company (including the Notes) will be effectively subordinated to indebtedness of the Phase II Subsidiary. The Phase II Subsidiary is not subject to any of the restrictive covenants of the debt instruments of the Company (including the Notes). Any indebtedness incurred by the Phase II Subsidiary is expected to include material restrictions on the ability of the Phase II Subsidiary to pay dividends or make distributions or loans to the Company and its subsidiaries.

      Separate financial statements and other disclosures concerning each of Venetian and the Subsidiary Guarantors are not presented below because management believes that they are not material to investors. Summarized financial information of LVSI, Venetian, the Subsidiary Guarantors and the non-guarantor subsidiaries on a combined basis as of and for the quarter ended March 31, 1999 is as follows (in thousands):

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)


Note 7 Summarized Financial Information (continued)

                            CONDENSED BALANCE SHEETS
                                 March 31, 1999

                                                                                                              (1)
                                                                          Lido             Mall           Grand Canal
                                                         Venetian      Intermediate    Intermediate        Shops Mall
                                          Las Vegas    Casino Resort     Holding          Holding         Construction
                                          Sands, Inc.       LLC        Company LLC      Company LLC            LLC
                                          -----------  -------------  --------------  -----------------  --------------  -
Cash and cash equivalents                   $  6,376     $  10,044      $       5        $         5        $       5
Restricted cash and investments                             47,095
Amounts due from LVSI                                        4,458
Amounts due from Venetian                                                                                      13,157
Amounts due from Phase II Subsidiary                           170
Other current assets                              22           104
                                            --------     ---------      ---------        -----------        ---------

  Total current assets                         6,398        61,871              5                  5           13,162
                                            --------     ---------      ---------        -----------        ---------

Property and equipment, net                                877,966                                            125,993
Investment in Subsidiaries                   114,225        29,330
Deferred offering costs,net                                 27,248                                              6,381
Other assets                                   1,289            64
                                            --------     ---------      ---------        -----------        ---------

                                            $121,912     $ 996,479      $       5        $         5        $ 145,536
                                            ========     =========      =========        ===========        =========

Accounts payable                            $            $     206      $                $                  $
Construction payable                                        88,467                                             12,003
Amounts due to Mall Construction                            13,157
Amounts due to Venetian                        4,458
Other accrued liabilities                      1,922        26,868
Current maturities of long-term debt                        25,357
                                            --------     ---------      ---------        -----------        ---------

  Total current liabilities                    6,380       154,055                                             12,003

Long-term debt                                             693,923                                            133,528
                                            --------     ---------      ---------        -----------        ---------

                                               6,380       847,978                                            145,531

Redeemable Preferred interest in Venetian                   94,329
                                            --------     ---------      ---------        -----------        ---------

Stockholder's equity                         115,532        54,172              5                  5                5
                                            --------     ---------      ---------        -----------        ---------

                                            $121,912     $ 996,479      $       5        $         5        $ 145,536
                                            ========     =========      =========        ===========        =========



                                                Non-      Consolidating/
                                             Guarantor     Eliminating
                                           Subsidiaries      Entries            Total
                                          -------------  ---------------   ---------------
Cash and cash equivalents                   $      29       $                $   16,464
Restricted cash and investments                                                  47,095
Amounts due from LVSI                                           (4,458)
Amounts due from Venetian                                      (13,157)
Amounts due from Phase II Subsidiary                              (170)
Other current assets                                                                126
                                            ---------      -----------       ----------

  Total current assets                             29          (17,785)          63,685
                                            ---------      -----------       ----------

Property and equipment, net                    29,169                         1,033,128
Investment in Subsidiaries                                    (143,555)
Deferred offering costs,net                                                      33,629
Other assets                                                                      1,353
                                            ---------      -----------       ----------

                                            $  29,198      $  (161,340)      $1,131,795
                                            =========      ===========       ==========

Accounts payable                            $              $                 $      206
Construction payable                                                            100,470
Amounts due to Mall Construction                              (13,157)
Amounts due to Venetian                           170          (4,628)
Other accrued liabilities                                                        28,790
Current maturities of long-term debt                                             25,357
                                            ---------      -----------       ----------

  Total current liabilities                       170          (17,785)         154,823

Long-term debt                                                                  827,451
                                            ---------      -----------       ----------

                                                  170          (17,785)         982,274

Redeemable Preferred interest in Venetian                                        94,329
                                            ---------      -----------       ----------

Stockholder's equity                           29,028         (143,555)          55,192
                                            ---------      -----------       ----------

                                            $  29,198      $  (161,340)      $1,131,795
                                            =========      ===========       ==========

(1) The assets and liabilities of Grand Canal Shops Mall Construction, LLC, a guarantor, will be transferred to Grand Canal Shops Mall, LLC, a non-guarantor subsidiary, upon substantial completion of the Casino Resort.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)


Note 7 Summarized Financial Information (continued)

                       CONDENSED STATEMENTS OF OPERATIONS
                    For the Three Months Ended March 31, 1999

                                                                                        Lido              Mall          Grand Canal
                                                                     Venetian       Intermediate      Intermediate      Shops Mall
                                                      Las Vegas     Casino Resort      Holding          Holding        Construction
                                                     Sands, Inc.         LLC         Company LLC      Company LLC           LLC
                                                   -------------  ---------------  --------------  -----------------  -------------
Revenues                                                 $ 154         $    103    $               $                  $
Operating expenses                                          24            6,779
                                                   ------------  ---------------  --------------  -----------------  --------------
Operating income (loss)                                    130           (6,676)
Other income (expense):
    Interest income                                         29            1,239
    Interest expense, net of amounts capitalized                         (3,838)
                                                   ------------  ---------------  --------------  -----------------  --------------
Net income (loss)                                        $ 159         $ (9,275)   $               $                  $
                                                   ============  ===============  ==============  =================  ==============



                                                          Non-       Consolidating/
                                                       Guarantor      Eliminating
                                                      Subsidiaries      Entries             Total
                                                     -------------  ---------------   ----------------
Revenues                                             $              $                       $    257
Operating expenses                                                                             6,803
                                                    -------------  ---------------   ----------------
Operating income (loss)                                                                       (6,546)
Other income (expense):
    Interest income                                                                            1,268
    Interest expense, net of amounts capitalized                                              (3,838)
                                                    -------------  ---------------   ----------------
Net income (loss)                                    $              $                       $ (9,116)
                                                    =============  ===============   ================

                       CONDENSED STATEMENTS OF CASH FLOWS
                    For the Three Months Ended March 31, 1999

                                                                                       Lido              Mall          Grand Canal
                                                                     Venetian      Intermediate      Intermediate      Shops Mall
                                                      Las Vegas   Casino Resort       Holding          Holding        Construction
                                                     Sands, Inc.       LLC          Company LLC      Company LLC           LLC
                                                    ------------  ---------------  --------------  -----------------  -------------
Net cash provided by operating
  activities                                           $ 5,160        $  7,506      $                $                 $
                                                     ----------    ------------    --------------  -----------------  -------------

Cash flows from investing activities:
  Proceeds from purchases of investments                                81,804
  Construction of Casino Resort                                       (174,938)
                                                     ----------    ------------    --------------  -----------------  -------------

Net cash used in investing activities                                  (93,134)

Cash flows from financing activities:
  Proceeds from Mall Construction Loan Facility                         30,815
  Proceeds from Bank Credit Facility-term loan                          34,000
  Proceeds from Bank Credit Facility-revolver                            4,763
  Proceeds from FF&E Credit Facility                                    25,069
                                                     ----------    ------------    --------------  -----------------  -------------

Net cash provided by financing activities                               94,647
                                                     ----------    ------------    --------------  -----------------  -------------

Increase in cash and cash equivalents                    5,160           9,019
Cash and cash equivalents at beginning of period         1,216           1,025                 5                  5               5
                                                     ----------    ------------    --------------  -----------------  -------------

Cash and cash equivalents at end of period             $ 6,376        $ 10,044      $          5     $            5    $          5
                                                     ==========    ============    ==============  =================  =============



                                                        Non-       Consolidating/
                                                     Guarantor      Eliminating
                                                    Subsidiaries      Entries           Total
                                                    -------------  ---------------   -----------
Net cash provided by operating
  activities                                         $              $                  $ 12,666
                                                    -------------  ---------------   -----------

Cash flows from investing activities:
  Proceeds from purchases of investments                                                 81,804
  Construction of Casino Resort                                                        (174,938)
                                                    -------------  ---------------   -----------

Net cash used in investing activities                                                   (93,134)

Cash flows from financing activities:
  Proceeds from Mall Construction Loan Facility                                          30,815
  Proceeds from Bank Credit Facility-term loan                                           34,000
  Proceeds from Bank Credit Facility-revolver                                             4,763
  Proceeds from FF&E Credit Facility                                                     25,069
                                                    -------------  ---------------   -----------

Net cash provided by financing activities                                                94,647
                                                    -------------  ---------------   -----------

Increase in cash and cash equivalents                                                    14,179
Cash and cash equivalents at beginning of period              29                          2,285
                                                    -------------  ---------------   -----------

Cash and cash equivalents at end of period           $        29    $                  $ 16,464
                                                    =============  ===============   ===========


LAS VEGAS SANDS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto and other financial information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. See "-Special Note Regarding Forward-Looking Statements."

General

         The Company is constructing and will own and operate the Casino Resort, a large-scale Venetian-themed hotel, casino, retail, meeting and entertainment complex in Las Vegas, Nevada. The Casino Resort opened on May 4, 1999 and, after receipt of certain temporary certificates of occupancy on May 8, 1999, had approximately 2400 hotel rooms and 2000 restaurant seats available for use. Subject to the receipt of certain additional temporary certificates of occupancy the Company expects to open the Mall and the remaining standard suites on or prior to May 24, 1999. Three additional restaurants in the Casino Resort are expected to open by July 22, 1999.

         The construction of the principal components of the Casino Resort was undertaken under the Construction Management Agreement. The Construction Management Agreement provided that the Company and the Construction Manager would establish the Final GMP. The Final GMP Amendment provided for a Final GMP for work included within the scope of work of the Construction Manager of $624.4 million. Since then, the Final GMP has increased to $643.3 million with approved scope changes. Included within the scope of the Final GMP amount is up to $70.0 million to construct and install certain heating, ventilating and air conditioning equipment (the "HVAC Equipment"). Subject to certain exceptions, if the cost of the work covered by the Construction Management Agreement exceeds the amount of the Final GMP plus approved change orders, the Construction Manager is responsible for such excess costs. As contemplated by the project documents, certain funds, such as the original $40.0 million general project contingency, realized cost savings and other available funds have been reallocated to this Final GMP amount. The Sole Stockholder's Completion Guaranty is available for additional cost overruns or change orders.

         The Construction Management Agreement provided that the date of substantial completion for the Casino Resort was April 21, 1999. The Construction Manager requested that this date be extended to June 20, 1999. The Company does not believe that the requested extension is warranted, has rejected the Construction Manager's request and has advised it to proceed with the construction of the Casino Resort. The Company believes that this request by the Construction Manager was intended to preserve the Construction Manager's claims for overtime and delay relating to the project, which claims the Company believes are unfounded and has contested. The Construction Manager has recently formally asserted scope change claims aggregating $27.3 million which are currently under review by the Company. The Construction Manager has also advised the Company that it may assert additional claims in the future.

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

First Quarter Ended 1999 compared to First Quarter Ended 1998

         Operating Revenues. Revenues for the first quarter of 1999 were $257,000, compared with $149,000 during the same period last year, and consisted primarily of rental and royalty income.

         Operating Expenses. Pre-opening expenses of $6.8 million were incurred during the first quarter of 1999. No pre-opening expenses were incurred during the same period of 1998. Pre-opening expenses included payroll,

LAS VEGAS SANDS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations (continued)

advertising, professional services and other general and administrative expenses related to the opening of the Casino Resort. Amortization expense was $25,000 in both quarters.

         Interest Income (Expense). Interest income decreased to $1.3 million during the first quarter of 1999, from $5.7 million during the same period last year, as a result of expending proceeds received from the sale of the Notes. The decrease in interest expense to $3.8 million for the quarter ended March 31, 1999 from $12.6 million during the same period in 1998 represents the capitalized interest expense resulting from debt incurred related to the financing of the Casino Resort.

Liquidity and Capital Resources

         Venetian Casino Resort

         As of March 31, 1999 and December 31, 1998, the Company held cash and cash equivalents of $16.5 million and $2.3 million, respectively. As of March 31, 1999 and December 31, 1998, the Company held restricted cash and cash equivalents of $47.1 million and $133.9 million, respectively. Net cash provided by operating activities for the first three months of 1999 was $12.7 million, compared with $7.1 million for the same period in 1998.

         Capital expenditures during the first three months of 1999 were $174.9 million, consisting of construction of the Casino Resort. Of the cost expended or incurred during the first three months of 1999, $38.8 million, $30.8 million and $25.1 million were drawn from the Bank Credit Facility (including $4.8 million under the revolving credit facility), the Mall Construction Loan Facility and the FF&E Credit Facility, respectively. The balance of the capital expenditures represents proceeds from the Notes and period end accruals for construction payables and contractor retention amounts. As of March 31, 1999, approximately $970.0 million of the total project cost had been expended or incurred to fund construction and development of the Casino Resort. Any remaining estimated construction and development costs for the Casino Resort as of March 31, 1999 were expected to be funded from a combination of (i) remaining proceeds from the offering of the Mortgage Notes, (ii) continued borrowings under the Mall Construction Loan Facility, (iii) borrowings under the FF&E Credit Facility, (iv) amounts received from the Phase II Subsidiary for shared facilities designed and constructed to accommodate the operations of the Casino Resort and the Phase II Resort and (v) borrowings under the Bank Credit Facility Revolving Credit Facility. Subsequent to March 31, 1999, the Company received $21.0 million from the Phase II Subsidiary (which was funded from indirect equity contributions by the Sole Stockholder through Venetian) for a portion of such shared facilities costs. In addition, the HVAC Provider will separately contribute up to $70.0 million (of which $58.0 million has been expended) for the purchase and installation of the HVAC Equipment, which the HVAC Provider will own and operate.

         The funds provided by the above sources (together with amounts to be provided by the HVAC Provider) are expected to be sufficient to complete construction of the Casino Resort, assuming there are no additional delay costs or construction cost overruns. If there are any additional delay costs and construction cost overruns, the Company may use cash received from the following sources to fund such delay costs and cost overruns: (i) a liquidated damages insurance policy for costs of certain construction delays and the proceeds of other (e.g., casualty) insurance policies, (ii) the Construction Manager, the Construction Manager's indirect parent, Bovis, Inc. ("Bovis"), and its ultimate parent corporation, Peninsular and Oriental Steam Navigation Company ("P & O"), pursuant to the Construction Management Agreement, a guaranty of the Construction Management Agreement by Bovis and a guaranty of Bovis's obligation under such guaranty by P & O, respectively, (iii) other third parties, pursuant to their liability to the Company under their agreements with the Company, and
(iv) the Sole Stockholder, pursuant to his liability under the Completion Guaranty. The Completion Guaranty provides that, subject to certain conditions and limitations, if available funds are not sufficient to fund all construction and development costs, the Sole Stockholder is obligated to fund excess costs up to a maximum aggregate amount of $25.0 million. The Sole Stockholder's obligation to fund such excess construction and development costs is collateralized by $25.0 million of cash or cash equivalents pledged to the Bank of Nova Scotia, as disbursement agent under the Disbursement Agreement. If the Sole Stockholder provides funds under the Completion Guaranty, the amount of such funds will be treated as a junior subordinated loan from the Sole Stockholder to Venetian.

LAS VEGAS SANDS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         After opening, the Company expects to fund its operations and capital requirements from (i) operating cash flow and (ii) additional indebtedness of up to $40.0 million of revolving loans under the Bank Credit Facility (net of $1.4 and $2.2 million drawn to fund FF&E deposits and undrawn letters of credit, respectively, such amounts will be repaid from the FF&E Credit Facility and the Bank Credit Facility, respectively). As of March 31, 1999, approximately $13.6 million of indebtedness was outstanding under such revolving loans.

         Although no additional financing for the Casino Resort is currently contemplated (other than that described above), the Company will seek, if necessary and to the extent permitted under the Indentures and the terms of the Bank Credit Facility and the Mall Construction Loan Facility, additional financing through additional or replacement bank borrowings or debt or equity financings. There can be no assurance that additional or replacement financing, if needed, will be available to the Company, and, if available, that the financing will be on terms favorable to the Company, or that the Sole Stockholder or any of his affiliates will provide any such financing. Finally, there can be no assurance that new business developments or other unforeseen events will not occur resulting in the need to raise additional funds.

      Mall Subsidiary and Transfer of Mall Assets

         Upon the completion of the Casino Resort and the satisfaction of certain other conditions, Mall Construction will transfer the Mall Assets to the Mall Subsidiary pursuant to the Sale and Contribution Agreement. Upon such transfer, (i) the Mall Assets will be released by the trustee under the Mortgage Notes and the agent under the Bank Credit Facility and will not be available as security to the holders of the Mortgage Notes or for the indebtedness under the Bank Credit Facility, and (ii) the indebtedness under the Mall Construction Loan Facility will either be repaid or assumed by the Mall Subsidiary (and the Company and its subsidiary guarantors will be released from all obligations under such indebtedness).

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

         The Company has requested that the lender under the Mall Construction Loan Facility permit its debt to be assumed by the Mall Subsidiary and to remain outstanding for a period of six months following the transfer of the Mall Assets to the Mall Subsidiary. During such period, the Company expects to explore or examine refinancing alternatives to the Mall Take-out Financing. No assurance can be given that any such alternative financing will be completed.

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

         However, such debt instruments of the Company limit the ability of LVSI, Venetian or any of their subsidiaries to guarantee or otherwise become liable for any indebtedness of the Phase II Subsidiary. Such debt instruments also restrict the sale or other disposition by the Company and its subsidiaries of capital stock of the Phase II Subsidiary, including the sale of any such capital stock to the Sole Stockholder or any affiliate of the Sole Stockholder. In addition, prior to commencement of construction of the Phase II Resort, Venetian has the right to approve the plans and specifications for the Phase II Resort.

Risk Related to the Subordination Structure Of the Mortgage Notes

         The Mortgage Notes represent senior secured debt obligations of LVSI and Venetian, secured by second priority liens on the collateral securing the Mortgage Notes (the "Note Collateral") and third priority liens on the Mall Assets. The Mortgage Notes are also guaranteed on a senior secured basis by Mall Construction and are secured by third priority liens on the Mall Assets held by such subsidiary. However, the guarantees of the Mortgage Notes by its subsidiaries, Mall Intermediate and Lido Intermediate (collectively, the "Subordinated Guarantors") are unsecured, subordinated debt obligations of the guarantors. The structure of these guarantees present certain risks for holders of the Mortgage Notes. For example, if the Note Collateral and the Mall Assets were insufficient to pay the debt secured by such liens, or such liens were found to be invalid, then holders of the Mortgage Notes would have a senior claim against any remaining assets of the Company, Venetian and Mall Construction. In contrast, because of the subordination provision with respect to the Subordinated Guarantors, holders of the Mortgage Notes will always be fully subordinated to the claims of holders of senior indebtedness of the Subordinated Guarantors.

Year 2000

         The Company is in the process of purchasing and installing new computer hardware and software to operate the Casino Resort. The Company is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the years 1900 and 2000. The Company has established an internal review system to ensure that all new systems purchased and installed to operate the Casino Resort are year 2000 compliant. The new systems are being implemented in connection with the opening of the Casino Resort. The review system includes requiring all computer software vendors to certify in writing that the software being acquired is year 2000 compliant and testing all new systems for year 2000 compliance by the Company prior to opening the Casino Resort. The review system is under the direction of the Casino Resort's Vice President of Information Systems.

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

      Risks

         Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third party suppliers and customers, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company believes that with the screening process in place the possibility of significant interruptions of normal operations should be reduced. The Company is presently making inquiries to determine whether the year 2000 issue will have any effect on its suppliers and business partners. The Company has not, however, determined the adequacy of year 2000 compliance for other industries that the Casino Resort will rely upon, including but not limited to, the airline industry and telephone service suppliers.

Special Note Regarding Forward-Looking Statements

         Certain statements in this section and elsewhere in this Quarterly Report on Form 10-Q (as well as information included in oral statements or other written statement made or to be made by the Company) constitute "forward-looking statements." Such forward-looking statements include the discussions of the business strategies of the Company and expectations concerning future operations, margins, profitability, liquidity and capital resources. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks associated with entering into a new venture and new construction, competition and other planned construction in Las Vegas, year 2000 risks, government regulation related to the casino industry (including the legalization of gaming in certain jurisdictions, such as Native American reservations in the state of California), leverage and debt service (including sensitivity to fluctuations in interest rates), uncertainty of casino spending and vacationing in casino resorts in Las Vegas, occupancy rates and average daily room rates in Las Vegas, demand for all-suites rooms, the popularity of Las Vegas as a convention and trade show destination, the completion of infrastructure improvements in Las Vegas, including the recent expansion of McCarran International Airport, and general economic and business conditions which may impact levels of disposable income of consumers and pricing of hotel rooms.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)


ITEM 3.--Quantitative and Qualitative Disclosures about Market Risk

         Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company's primary exposure to market risk is interest rate risk associated with its long-term debt. The Company attempts to manage its interest rate risk by managing the mix of its long-term fixed-rate borrowings and variable rate borrowings under the Bank Credit Facility, the Mall Construction Loan Facility and the FF&E Credit Facility, and by use of interest rate cap and floor agreements. The ability to enter into interest rate cap and floor agreements will allow the Company to manage its interest rate risk associated with its variable rate debt. See "Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

                                     Part II

                                OTHER INFORMATION

Items 1 through 5 of Part II are not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      List of Exhibits

                  Exhibit No.       Description of Document
                  -----------       -----------------------

                  10.1 Amendment to Bank Credit Agreement, dated as of May 10, 1999, among Las Vegas Sands, Inc., Venetian Casino Resort, LLC., and the lender parties thereto, Goldman Sachs Credit Partners, as arranger and syndication agent, and The Bank of Nova Scotia, as administrative agent

                  27.1              Financial Data Schedule



         (b)      Reports on Form 8-K

                  No report on Form 8-K was filed during the quarter ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              LAS VEGAS SANDS, INC.



         May  14, 1999        By: /s/ Sheldon G. Adelson
                                  --------------------------------
                                  Sheldon G. Adelson
                                  Chairman of the Board, Chief
                                  Executive Officer and Director


         May 14, 1999         By: /s/ Harry D. Miltenberger
                                  --------------------------------
                                  Harry D. Miltenberger
                                  Vice President-Finance
                                  (principal financial and accounting officer)