Form 10-Q
period 1999-06-30
LAS VEGAS SANDS INC
filed 1999-08-16
CIK 850994

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                            ------------------------

                        COMMISSION FILE NUMBER 333-42147

                            ------------------------

                             LAS VEGAS SANDS, INC.

            (Exact name of registration as specified in its charter)

                   NEVADA                              04-3010100
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

  3355 LAS VEGAS BOULEVARD SOUTH, ROOM 1A                 89109
             LAS VEGAS, NEVADA                         (Zip Code)
  (Address of principal executive offices)

                                 (702) 414-1000
              (Registrant's telephone number, including area code)

   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 16, 1999.

                    CLASS                             OUTSTANDING AT AUGUST 16, 1999
        Common Stock, $.10 par value                          925,000 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             LAS VEGAS SANDS, INC.
                               TABLE OF CONTENTS

                                              PART I
                                      FINANCIAL INFORMATION

Item 1.    Consolidated Balance Sheets at June 30, 1999 and December 31, 1998..........          1

           Consolidated Statements of Operations for the Three and Six Months Ended
           June 30, 1999 and June 30, 1998.............................................          2

           Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999
           and June 30, 1998...........................................................          3

           Notes to Consolidated Financial Statements..................................       4-11

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations..................................................................      12-19

Item 3.    Quantitative and Qualitative Disclosures About Market Risk..................         20

                                             PART II
                                        OTHER INFORMATION

Item 1.    Legal Proceedings...........................................................      21-22

Item 6.    Exhibits and Reports on Form 8-K............................................         23

           Signatures..................................................................         24

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             LAS VEGAS SANDS, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           1999          1998
                                                                                       ------------  ------------
                                                                                       (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents..........................................................  $     19,953   $    2,285
  Restricted cash and investments....................................................        26,501      133,936
  Accounts receivable, net...........................................................        13,762          112
  Inventories........................................................................         3,105           73
  Prepaid expenses...................................................................         3,590            2
                                                                                       ------------  ------------
Total current assets.................................................................        66,911      136,408

  Property and equipment, net........................................................     1,076,946      833,054
  Deferred offering costs, net.......................................................        32,542       35,101
  Other assets.......................................................................        27,294        1,381
                                                                                       ------------  ------------
                                                                                       $  1,203,693   $1,005,944
                                                                                       ------------  ------------
                                                                                       ------------  ------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable...................................................................  $     23,475   $      265
  Construction payables..............................................................        54,376       77,025
  Other accrued liabilities..........................................................        33,369       12,074
  Current maturities of long-term debt...............................................        34,224       13,788
                                                                                       ------------  ------------
Total current liabilities............................................................       145,444      103,152

Other long-term liabilities..........................................................         2,517
Long-term debt.......................................................................       899,843      744,154
                                                                                       ------------  ------------
                                                                                          1,047,804      847,306
                                                                                       ------------  ------------
Redeemable Preferred Interest in Venetian Casino Resort, LLC, a wholly owned
  subsidiary.........................................................................       134,031       90,701
                                                                                       ------------  ------------

Commitments and contingencies

Stockholder's equity:
  Common stock, $.10 par value, 3,000,000 shares authorized, 925,000 shares issued
    and outstanding..................................................................            92           92
  Capital in excess of par value.....................................................        93,261       99,330
  Accumulated deficit................................................................       (71,495)     (31,485)
                                                                                       ------------  ------------
                                                                                             21,858       67,937
                                                                                       ------------  ------------
                                                                                       $  1,203,693   $1,005,944
                                                                                       ------------  ------------
                                                                                       ------------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                             LAS VEGAS SANDS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                           JUNE 30,                JUNE 30,
                                                                     ---------------------  ----------------------
                                                                        1999       1998        1999        1998
                                                                     ----------  ---------  ----------  ----------
Revenues:
  Casino...........................................................  $   24,644  $      --  $   24,644  $       --
  Room.............................................................      13,428                 13,428
  Food and beverage................................................       5,869                  5,869
  Retail and other.................................................       3,467        298       3,724         447
                                                                     ----------  ---------  ----------  ----------
  Total revenue....................................................      47,408        298      47,665         447
  Less: promotional allowances.....................................       4,691                  4,691
                                                                     ----------  ---------  ----------  ----------
  Net revenue......................................................      42,717        298      42,974         447
                                                                     ----------  ---------  ----------  ----------
Operating expenses:
  Casino...........................................................      18,772                 18,772
  Room.............................................................       4,331                  4,331
  Food and beverage................................................       4,225                  4,225
  Retail and other.................................................       1,298                  1,298
  Provision for doubtful accounts and discounts....................       1,092                  1,092
  Selling, general and administrative..............................      12,271                 12,271
  Depreciation and amortization....................................       4,538         25       4,563          50
                                                                     ----------  ---------  ----------  ----------
                                                                         46,527         25      46,552          50
                                                                     ----------  ---------  ----------  ----------
Operating profit (loss) before pre-opening expenses................      (3,810)       273      (3,578)        397
  Pre-opening expenses.............................................      14,706      1,873      21,484       1,873
                                                                     ----------  ---------  ----------  ----------
Operating loss.....................................................     (18,516)    (1,600)    (25,062)     (1,476)
                                                                     ----------  ---------  ----------  ----------
Other income (expense):
  Interest income..................................................         530      4,994       1,798      10,693
  Interest expense, net of amounts capitalized.....................     (12,908)   (11,018)    (16,746)    (23,620)
                                                                     ----------  ---------  ----------  ----------
Net loss...........................................................  $  (30,894) $  (7,624) $  (40,010) $  (14,403)
                                                                     ----------  ---------  ----------  ----------
                                                                     ----------  ---------  ----------  ----------
Basic and diluted loss per share...................................  $   (36.04) $   (8.24) $   (49.81) $   (15.57)
                                                                     ----------  ---------  ----------  ----------
                                                                     ----------  ---------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                             LAS VEGAS SANDS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                            ----------------------
                                                                                               1999        1998
                                                                                            ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..................................................................................  $  (40,010) $  (14,403)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization...........................................................       4,563          50
  Amortization of debt offering costs.....................................................       2,559
  Interest earned on restricted investments...............................................                  (6,358)
  Provision for doubtful accounts and discounts...........................................       1,092
  Changes in assets and liabilities:
    Accounts receivable...................................................................     (14,742)
    Inventories...........................................................................      (3,032)         11
    Prepaid expenses......................................................................      (3,588)
    Other assets..........................................................................     (25,963)        (26)
    Accounts payable......................................................................      23,210      (1,701)
    Other accrued liabilities.............................................................      23,812        (369)
                                                                                            ----------  ----------
Net cash used in operating activities.....................................................     (32,099)    (22,796)
                                                                                            ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments.........................................................     107,435     116,844
Construction of Casino Resort.............................................................    (270,617)   (186,037)
                                                                                            ----------  ----------
Net cash used in investing activities.....................................................    (163,182)    (69,193)
                                                                                            ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from preferred interest in Venetian Casino Resort, LLC...........................      37,262
Proceeds from Mall Construction Loan Facility.............................................      37,287      38,292
Proceeds from Bank Credit Facility-term loan..............................................      34,000      46,000
Proceeds from Bank Credit Facility-revolver...............................................      20,558       8,025
Proceeds from FF&E Credit Facility........................................................      83,842
                                                                                            ----------  ----------
Net cash provided by financing activities.................................................     212,949      92,317
                                                                                            ----------  ----------
Increase in cash and cash equivalents.....................................................      17,668         328
  Cash and cash equivalents at beginning of period........................................       2,285         857
                                                                                            ----------  ----------
  Cash and cash equivalents at end of period..............................................  $   19,953  $    1,185
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Supplemental disclosure of cash flow information:
  Cash payments for interest..............................................................  $   42,803  $   33,114
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                             LAS VEGAS SANDS, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION

    The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The year end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation of the results for the interim period have been included. The interim results reflected in the unaudited financial statements are not necessarily indicative of expected results for the full year.

    Las Vegas Sands, Inc. ("LVSI") is a Nevada corporation. On April 28, 1989, LVSI commenced gaming operations in Las Vegas, Nevada, by acquiring the Sands Hotel and Casino (the "Sands"). On June 30, 1996, LVSI closed the Sands and subsequently demolished the facility to make way for a planned two phase hotel-casino resort. The first phase of the hotel-casino resort (the "Casino Resort") includes 3,036 suites, casino space approximating 116,000 square feet, approximately 500,000 square feet of convention space, and approximately 445,000 gross leasable square feet of retail shops and restaurants (the "Mall").

    The consolidated financial statements as of June 30, 1999, June 30, 1998 and December 31, 1998 include the accounts of LVSI and its wholly owned subsidiaries (the "Subsidiaries"), including Venetian Casino Resort, LLC ("Venetian"), Grand Canal Shops Mall, LLC (the "Mall Subsidiary"), Lido Casino Resort, LLC (the "Phase II Subsidiary"), Mall Intermediate Holding Company, LLC ("Mall Intermediate"), Grand Canal Shops Mall Construction, LLC ("Mall Construction"), Lido Intermediate Holding Company, LLC ("Lido Intermediate"), Grand Canal Shops Mall Holding Company, LLC, Lido Casino Resort Holding Company, LLC, Grand Canal Shops Mall MM, Inc. and Lido Casino Resort MM, Inc. (collectively, the "Company"). Each of LVSI and the Subsidiaries is a separate legal entity and the assets of each such entity are intended to be available only to the creditors of such entity.

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

    Construction of the Casino Resort commenced in April 1997. The casino space and certain suites and facilities at the Casino Resort opened on May 4, 1999 and the Mall opened on June 19, 1999.

NOTE 2 PER SHARE DATA

    Basic and diluted loss per share are calculated based upon the weighted average number of shares outstanding. The weighed average number of shares outstanding used in the computation of loss per share of common stock was 925,000 for all periods presented. The net loss available to common stockholders used in computing the basic and diluted loss per share includes accrued preferred dividends of approximately $2.5 million and $6.1 million for the three and six month periods ended June 30, 1999.

                             LAS VEGAS SANDS, INC.

NOTE 3 PROPERTY AND EQUIPMENT

    Property and equipment includes costs incurred to construct the Casino Resort and consists of the following (in thousands):

                                                                     JUNE 30,    DECEMBER 31,
                                                                       1999          1998
                                                                   ------------  ------------
Land and land improvements.......................................  $     93,634   $   93,634
Building.........................................................       803,197
Equipment, furniture and fixtures................................       139,286          392
Construction in progress.........................................        45,342      739,028
Less: accumulated depreciation...................................        (4,513)
                                                                   ------------  ------------
                                                                   $  1,076,946   $  833,054
                                                                   ------------  ------------
                                                                   ------------  ------------

    The amounts of interest capitalized as of June 30, 1999 and December 31, 1998 were $73.1 million and $41.9 million, respectively.

NOTE 4 LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

                                                                                          JUNE 30,   DECEMBER 31,
                                                                                            1999         1998
                                                                                         ----------  ------------
12 1/4% Mortgage Notes, due November 15, 2004                                            $  425,000   $  425,000
14 1/4% Senior Subordinated Notes, due November 15, 2005 (Net of unamortized discount
  of $5,576 and $6,014)................................................................      91,924       91,486
Mall Construction Loan Facility........................................................     140,000      102,713
Bank Credit Facility-revolver..........................................................      29,443        8,885
Bank Credit Facility-term loan.........................................................     150,000      116,000
FF&E Credit Facility...................................................................      97,700       13,858
Less: current maturities...............................................................     (34,224)     (13,788)
                                                                                         ----------  ------------
Total long-term debt                                                                     $  899,843   $  744,154
                                                                                         ----------  ------------
                                                                                         ----------  ------------

    In connection with the financing for the Casino Resort, the Company entered into a series of transactions during 1997 to provide for the development and construction of the Casino Resort. In November 1997, the Company issued $425.0 million aggregate principal amount of Mortgage Notes (the "Mortgage Notes") and $97.5 million aggregate principal amount of Senior Subordinated Notes (the "Senior Subordinated Notes" and, together with the Mortgage Notes, the "Notes") in a private placement. On June 1, 1998, LVSI and Venetian completed an exchange offer to exchange the Notes for Notes with substantially the same terms. In November 1997, LVSI, Venetian and a syndicate of lenders entered into a bank credit facility (the "Bank Credit Facility"). The Bank Credit Facility provides up to $150.0 million in multiple draw term loans to the Company for construction and development of the Casino Resort. Up to $40.0 million of additional credit in the form of revolving loans under the Bank Credit Facility is available generally for working capital. In November 1997, LVSI, Venetian, Mall Construction and a major non-bank lender entered into a mall construction loan facility to provide up to $140.0 million in financing for the retail mall in the Casino Resort (the "Mall Construction Loan Facility"). In December 1997, the Company entered into an agreement (the "FF&E Credit Facility") with certain lenders to provide for

                             LAS VEGAS SANDS, INC.

NOTE 4 LONG-TERM DEBT (CONTINUED)

$97.7 million of financing for certain furniture, fixtures and equipment to be secured under the FF&E Credit Facility and an electrical substation.

    During the six months ended June 30, 1999, $37.3 million, $54.6 million and $83.8 million were drawn from the Mall Construction Loan Facility, the Bank Credit Facility (including $20.6 million under its revolver) and the FF&E Credit Facility, respectively. In addition, at June 30, 1999 the Company had committed to $1.1 million of irrevocable letters of credit drawn on the revolver of the Bank Credit Facility.

    No additional borrowings from the Bank Credit Facility can be obtained until the liens (as further described in Note 6) are bonded or released. The Company has significant debt service payments due during the remainder of 1999, including principal repayments on its Bank Credit Facility and FF&E Credit Facility aggregating $8.6 million on September 30, 1999 and an interest payment of $30.9 million for the Notes on November 15, 1999. To fund these payments from operating cash flow, the Company must achieve improved operating results for its next fiscal quarter.

NOTE 5 REDEEMABLE PREFERRED INTEREST IN VENETIAN CASINO RESORT, LLC

    During 1997, Interface Holding contributed $77.1 million in cash to Venetian in exchange for a Series A preferred interest (the "Series A Preferred Interest") in Venetian. By its terms, the Series A Preferred Interest was convertible at any time into a Series B preferred interest in Venetian (the "Series B Preferred Interest"). In August 1998, the Series A Preferred Interest was converted into the Series B Preferred Interest. During the second quarter of 1999, Interface Holding contributed $37.3 million in cash in exchange for additional Series B Preferred Interest. The rights of the Series B Preferred Interest include the accrual of a preferred return of 12% from the date of contribution in respect of the applicable Series A Preferred Interest or Series B Preferred Interest. Until the indebtedness under the Bank Credit Facility is repaid and cash payments are permitted under the restricted payment covenants of the indentures entered into in connection with the Notes (the "Indentures"), the preferred return on the Series B Preferred Interest will accrue and will not be paid in cash. Commencing in November 2009, distributions must be made to the extent of the positive capital account of the holder. During the six months ended June 30, 1999, $6.1 million was accrued on the Series B Preferred Interest.

NOTE 6 COMMITMENTS AND CONTINGENCIES

CONSTRUCTION COSTS

    Ground breaking for the Casino Resort occurred in April 1997. The redevelopment of the site of the Sands is expected to be completed in two phases (with the first phase being construction of the Casino Resort and the second phase being construction of a second casino resort and referred to herein as the "Phase II Resort"). There can be no assurance, however, as to when, or if, construction of the Phase II Resort will be commenced or completed due to risks and uncertainties inherent in the development process.

    The total construction cost of the Casino Resort is currently estimated at approximately $1.04 billion (excluding certain heating, ventilating, air conditioning equipment and land acquisition costs). In connection with the construction of the principal components of the Casino Resort, the Company entered into a construction management agreement (the "Construction Management Agreement") with Lehrer McGovern Bovis, Inc. (the "Construction Manager"). Such agreement (after taking into account amendments thereto and approved change orders through June 30, 1999) provides for a guaranteed maximum price (the

                             LAS VEGAS SANDS, INC.

NOTE 6 COMMITMENTS AND CONTINGENCIES (CONTINUED)

"Final GMP") for construction costs covered by the Construction Management Agreement of $642.0 million, and a guaranteed completion date of April 21, 1999. After June 30, 1999, the Final GMP was subsequently increased to $652.0 million with additional approved change orders. As noted below, the Company is currently engaged in a dispute with the Construction Manager with respect to both the Final GMP and the guaranteed completion date.

LITIGATION

    The Company is party to litigation matters and claims related to its operations and the construction of the Casino Resort. Except as described below, the Company does not expect that the final resolution of these matters will have a material impact on the financial position, results of operation and cash flows of the Company.

    On July 30, 1999, Venetian filed a complaint against the Construction Manager and its parent, Bovis, Inc. ("Bovis"), in United States District Court for the District of Nevada. The action alleges breach of contract by the Construction Manager of its obligations under the Construction Management Agreement and a breach of contract by Bovis of its obligations under a guaranty of the Construction Management Agreement, including failure to fully pay trade contractors and vendors. The suit is intended to ask the courts to require the Construction Manager to pay its contractors and to compensate Venetian for the Construction Manager's failure to perform its other duties under the Construction Management Agreement. Venetian seeks total damages in excess of $50.0 million.

    In response to Venetian's breach of contract claims against the Construction Manager and Bovis, the Construction Manager filed a complaint on August 3, 1999 against Venetian in the District Court of Clark County, Nevada. The action alleges a breach of contract and QUANTUM MERUIT under the Construction Management Agreement and also alleges that Venetian defrauded the Construction Manager in connection with the construction of the Casino Resort. The Construction Manager seeks damages, attorney's fees and costs and punitive damages. In the lawsuit, the Construction Manager claims that it is owed $145.6 million from Venetian and its affiliates. Based upon its preliminary review of the complaint and the fact that the Construction Manager has not provided Venetian with reasonable documentation to support such claims, the Company believes that the Construction Manager's claims are without merit and intends to vigorously defend itself in any litigation.

    In connection with these disputes, the Construction Manager and its subcontractors have also filed mechanics liens against the Casino Resort for $145.6 million and $65.7 million, respectively. The Construction Manager has already bonded or provided indemnification to the Company's title company with respect to $15.9 million of the subcontractors' mechanics liens. The Company intends to bond all liens that the court determines are not defective. Although bonding these liens will prevent any foreclosure of the Casino Resort in connection with the claims of Bovis and its subcontractors, the Company will be required to pay or immediately reimburse the bonding company if and to the extent that the claims underlying such liens are judicially determined to be valid. If such claims are not settled, it is likely to take a significant amount of time for their validity to be judicially determined.

    Although neither the Construction Manager nor the subcontractors have provided the Company with any detailed description of their lien claims, the Company believes that a substantial portion of these claims are unsubstantiated, without merit, overstated and/or duplicative. The Construction Manager itself has publicly acknowledged that at least some of the claims of its subcontractors are without merit. In addition, the Company believes that pursuant to the Construction Management Agreement and the Final GMP,

                             LAS VEGAS SANDS, INC.

NOTE 6 COMMITMENTS AND CONTINGENCIES (CONTINUED)

the Construction Manager is responsible for payment of any subcontractors' claims to the extent they are determined to be valid. The Company may also have and is in the process of investigating a variety of other defenses to the liens that have been filed, including, for example, the fact that the Construction Manager and its subcontractors previously waived or partially released their right to file liens against the Casino Resort. The Company intends to vigorously defend itself in the event of any lien proceedings.

    On August 11, 1999, the Company, the Construction Manager and Bovis agreed to (i) return to negotiations in a good faith effort to resolve all issues relating to the construction of the Casino Resort, (ii) stay the litigations pending among the Construction Manager, Bovis and the Company for a reasonable period in order to allow negotiations to take place and (iii) cooperate with each other and the subcontractors to complete construction of the Casino Resort.

    All of the pending litigation described above is in preliminary stages and it is not yet possible to determine the ultimate outcome of the lawsuits, lien proceedings or the pending settlement talks. If any litigation or other proceedings concerning the claims of the Construction Manager or subcontractors were decided adversely to the Company, such litigation or other lien proceedings could have a material effect on the financial position, results of operations or cash flows of the Company.

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

    Venetian, Mall Construction and the Mall Subsidiary, have entered into a Sale and Contribution Agreement (the "Sale and Contribution Agreement") whereby, upon substantial completion of the Casino Resort and the satisfaction of certain other conditions, Mall Construction, a guarantor, has agreed to sell and the Mall Subsidiary has agreed to purchase, among other things, (i) all of its right, title and interest (whether in fee or in leasehold) in and to the property and improvements that constitute the Mall in their "as is" condition on the date of Completion (as defined in the funds disbursement and administration agreement among certain lenders of the Company (the "Disbursement Agreement"),
(ii) monies deposited in certain reserve accounts relating to the Mall, (iii) all right, title and interest of Mall Construction and to a lease for an entertainment complex which is adjacent to the casino floor and (iv) all right, title and interest of Mall Construction (a) as landlord under Mall tenant leases, (b) under an Amended and Restated Reciprocal, Easement, Use and Operating Agreement among Venetian, Mall Construction and Interface Group-Nevada, Inc. (the "Cooperation Agreement"), (c) in and to all other easements, fixtures and improvements appurtenant thereto, (d) under an Energy Services Agreement, dated as of June 1, 1997, with a heating, ventilating and air conditioning provider (the "HVAC Provider") and any other Mall intangible property rights and (e) in and to all Mall personal property (collectively the "Mall Assets"). In connection with the sale of the Mall, Mall Construction also will transfer to the Mall Subsidiary, under certain circumstances, a specified amount of the proceeds from the Sole Stockholder's $25.0 million collateralized completion guaranty (the "Completion Guaranty"). As consideration for such transfers, the

                             LAS VEGAS SANDS, INC.

NOTE 7 SUMMARIZED FINANCIAL INFORMATION (CONTINUED)

Mall Subsidiary shall, among other things, repay or assume in full the outstanding balance of the indebtedness under the Mall Construction Loan Facility (or certain refinancings thereof).

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

    Prior to October 1998, Venetian owned approximately 44 acres of land on or near the Las Vegas Strip, on the site of the former Sands. Such property includes the site on which the Casino Resort was constructed. Approximately 14 acres of such land was transferred to the Phase II Subsidiary in October 1998. The Phase II Resort is planned to be constructed adjacent to the Casino Resort. Because the Phase II Subsidiary will not be a guarantor of the Company's indebtedness, creditors of the Company (including the holders of the Notes) will not have a direct claim against the assets of the Phase II Subsidiary. As a result, the indebtedness of the Company (including the Notes) will be effectively subordinated to indebtedness of the Phase II Subsidiary. The Phase II Subsidiary is not subject to any of the restrictive covenants of the debt instruments of the Company (including the Notes). Any indebtedness incurred by the Phase II Subsidiary is expected to include material restrictions on the ability of the Phase II Subsidiary to pay dividends or make distributions or loans to the Company and its subsidiaries.

    Separate financial statements and other disclosures concerning each of Venetian and the Subsidiary Guarantors are not presented below because management believes that they are not material to investors. Summarized financial information of LVSI, Venetian, the Subsidiary Guarantors and the non-guarantor subsidiaries on a combined basis as of and for the six months ended June 30, 1999 is as follows (in thousands):

                             LAS VEGAS SANDS, INC.

NOTE 7 SUMMARIZED FINANCIAL INFORMATION (CONTINUED)

                            CONDENSED BALANCE SHEETS
                                 JUNE 30, 1999

                                                                                              (1)
                                                                  LIDO          MALL      GRAND CANAL
                                                 VENETIAN     INTERMEDIATE  INTERMEDIATE   SHOPS MALL      NON-      CONSOLIDATING/
                                   LAS VEGAS   CASINO RESORT    HOLDING       HOLDING     CONSTRUCTION   GUARANTOR    ELIMINATING
                                  SANDS, INC.       LLC       COMPANY LLC   COMPANY LLC       LLC       SUBSIDIARIES    ENTRIES
                                  -----------  -------------  ------------  ------------  ------------  -----------  -------------
Cash and cash equivalents.......   $  16,157    $     2,308    $        5    $        5    $      454    $   1,024    $
Restricted cash and
  investments...................                     26,501
Intercompany receivable.........                     40,926                                                               (40,926)
Accounts receivable, net........       7,553          5,853                                       356
Inventories.....................                      3,105
Prepaid expenses................       1,114          2,414                                        62
                                  -----------  -------------  ------------  ------------  ------------  -----------  -------------
    Total current assets........      24,824         81,107             5             5           872        1,024        (40,926)
                                  -----------  -------------  ------------  ------------  ------------  -----------  -------------
Property and equipment, net.....                    864,960                                   138,033       73,953
Investment in Subsidiaries......     114,225         66,593                                                              (180,818)
Deferred offering costs, net....                     26,500                                     6,042
Other assets....................       1,807         11,108                                    14,379
                                  -----------  -------------  ------------  ------------  ------------  -----------  -------------
                                   $ 140,856    $ 1,050,268    $        5    $        5    $  159,326    $  74,977    $  (221,744)
                                  -----------  -------------  ------------  ------------  ------------  -----------  -------------
                                  -----------  -------------  ------------  ------------  ------------  -----------  -------------
Accounts payable................   $     506    $    14,401    $             $             $       71    $   8,497    $
Construction payables...........                     54,376
Intercompany payables...........      21,864                                                   18,868          194        (40,926)
Other accrued liabilities.......       6,523         25,752                                     1,094
Current maturities of long-term
  debt..........................                     34,224
                                  -----------  -------------  ------------  ------------  ------------  -----------  -------------
    Total current liabilities...      28,893        128,753                                    20,033        8,691        (40,926)
Other long-term liabilities.....                      2,517
Long-term debt..................                    759,843                                   140,000
                                  -----------  -------------  ------------  ------------  ------------  -----------  -------------
                                      28,893        891,113                                   160,033        8,691        (40,926)
                                  -----------  -------------  ------------  ------------  ------------  -----------  -------------
Redeemable Preferred interest in
  Venetian......................                    134,031
                                  -----------  -------------  ------------  ------------  ------------  -----------  -------------
Stockholder's equity............     111,963         25,124             5             5          (707)      66,286       (180,818)
                                  -----------  -------------  ------------  ------------  ------------  -----------  -------------
                                   $ 140,856    $ 1,050,268    $        5    $        5    $  159,326    $  74,977    $  (221,744)
                                  -----------  -------------  ------------  ------------  ------------  -----------  -------------
                                  -----------  -------------  ------------  ------------  ------------  -----------  -------------


                                     TOTAL
                                  -----------
Cash and cash equivalents.......  $    19,953
Restricted cash and
  investments...................       26,501
Intercompany receivable.........
Accounts receivable, net........       13,762
Inventories.....................        3,105
Prepaid expenses................        3,590
                                  -----------
    Total current assets........       66,911
                                  -----------
Property and equipment, net.....    1,076,946
Investment in Subsidiaries......
Deferred offering costs, net....       32,542
Other assets....................       27,294
                                  -----------
                                  $ 1,203,693
                                  -----------
                                  -----------
Accounts payable................  $    23,475
Construction payables...........       54,376
Intercompany payables...........
Other accrued liabilities.......       33,369
Current maturities of long-term
  debt..........................       34,224
                                  -----------
    Total current liabilities...      145,444
Other long-term liabilities.....        2,517
Long-term debt..................      899,843
                                  -----------
                                    1,047,804
                                  -----------
Redeemable Preferred interest in
  Venetian......................      134,031
                                  -----------
Stockholder's equity............       21,858
                                  -----------
                                  $ 1,203,693
                                  -----------
                                  -----------

(1) The assets and liabilities of Grand Canal Shops Mall Construction, LLC, a guarantor, will be transferred to Grand Canal Shops Mall, LLC, a non-guarantor subsidiary, upon substantial completion of the Casino Resort and satisfaction of certain other conditions.

                             LAS VEGAS SANDS, INC.

NOTE 7 SUMMARIZED FINANCIAL INFORMATION (CONTINUED)

                       CONDENSED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                                                                LIDO           MALL         GRAND CANAL
                                                               VENETIAN     INTERMEDIATE   INTERMEDIATE     SHOPS MALL
                                                 LAS VEGAS   CASINO RESORT     HOLDING        HOLDING      CONSTRUCTION
                                                SANDS, INC.       LLC        COMPANY LLC    COMPANY LLC         LLC
                                                -----------  -------------  -------------  -------------  ---------------
Revenues:
Casino........................................   $  24,644     $            $              $                 $
Room..........................................                    13,428
Food and beverage.............................                     5,869
Retail and other..............................         758         9,966                                           149
                                                -----------  -------------  -------------  -------------         -----
Total revenue.................................      25,402        29,263                                           149
Less: promotional allowance...................                     4,691
                                                -----------  -------------  -------------  -------------         -----
Net revenue...................................      25,402        24,572                                           149
                                                -----------  -------------  -------------  -------------         -----
Operating expenses:
Casino........................................      25,921
Room..........................................                     4,331
Food and beverage.............................                     4,225
Retail and other..............................                     1,298
Provision for doubtful accounts and
  discounts...................................         862           230
Selling, general and administrative...........         725        11,332                                           214
Depreciation and amortization.................          50         4,369                                           144
                                                -----------  -------------  -------------  -------------         -----
                                                    27,558        25,785                                           358
                                                -----------  -------------  -------------  -------------         -----
Operating profit (loss) before pre-opening
  expenses....................................      (2,156)       (1,213)                                         (209)
Pre-opening expenses..........................         145        21,339
                                                -----------  -------------  -------------  -------------         -----
Operating loss................................      (2,301)      (22,552)                                         (209)
                                                -----------  -------------  -------------  -------------         -----
Other income (expense):
  Interest income.............................          88         1,710
  Interest expense, net of amounts
    capitalized...............................                   (16,237)                                         (509)
                                                -----------  -------------  -------------  -------------         -----
Net loss......................................   $  (2,213)    $ (37,079)   $              $                 $    (718)
                                                -----------  -------------  -------------  -------------         -----
                                                -----------  -------------  -------------  -------------         -----


                                                   NON-      CONSOLIDATING/
                                                 GUARANTOR     ELIMINATING
                                                SUBSIDIARIES     ENTRIES        TOTAL
                                                -----------  ---------------  ---------
Revenues:
Casino........................................   $              $             $  24,644
Room..........................................                                   13,428
Food and beverage.............................                                    5,869
Retail and other..............................                     (7,149)        3,724
                                                -----------       -------     ---------
Total revenue.................................                     (7,149)       47,665
Less: promotional allowance...................                                    4,691
                                                -----------       -------     ---------
Net revenue...................................                     (7,149)       42,974
                                                -----------       -------     ---------
Operating expenses:
Casino........................................                     (7,149)       18,772
Room..........................................                                    4,331
Food and beverage.............................                                    4,225
Retail and other..............................                                    1,298
Provision for doubtful accounts and
  discounts...................................                                    1,092
Selling, general and administrative...........                                   12,271
Depreciation and amortization.................                                    4,563
                                                -----------       -------     ---------
                                                                   (7,149)       46,552
                                                -----------       -------     ---------
Operating profit (loss) before pre-opening
  expenses....................................                                   (3,578)
Pre-opening expenses..........................                                   21,484
                                                -----------       -------     ---------
Operating loss................................                                  (25,062)
                                                -----------       -------     ---------
Other income (expense):
  Interest income.............................                                    1,798
  Interest expense, net of amounts
    capitalized...............................                                  (16,746)
                                                -----------       -------     ---------
Net loss......................................   $              $             $ (40,010)
                                                -----------       -------     ---------
                                                -----------       -------     ---------

                       CONDENSED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                                                              LIDO           MALL        GRAND CANAL
                                                             VENETIAN     INTERMEDIATE   INTERMEDIATE    SHOPS MALL       NON-
                                               LAS VEGAS   CASINO RESORT     HOLDING        HOLDING     CONSTRUCTION    GUARANTOR
                                              SANDS, INC.       LLC        COMPANY LLC    COMPANY LLC        LLC       SUBSIDIARIES
                                              -----------  -------------  -------------  -------------  -------------  -----------
Net cash provided by (used in) operating
  activities................................   $  (7,486)    $ (19,582)   $              $                $ (13,524)    $   8,493
                                              -----------  -------------  -------------  -------------  -------------  -----------
Cash flows from investing activities:
  Proceeds from sale of investments.........                   107,435
  Construction of Casino Resort.............                  (180,426)                                     (45,407)      (44,784)
  Investments in subsidiaries...............                   (37,262)
                                              -----------  -------------  -------------  -------------  -------------  -----------
Net cash used in investing activities.......                  (110,253)                                     (45,407)      (44,784)
                                              -----------  -------------  -------------  -------------  -------------  -----------
Cash flows from financing activities:
  Proceeds from preferred interest in
    Venetian................................                    37,262
  Proceeds from Mall Construction Loan
    Facility................................                                                                 37,287
  Proceeds from Bank Credit Facility-term
    loan....................................                    34,000
  Proceeds from Bank Credit
    Facility-revolver.......................                    20,558
  Proceeds from FF&E Credit Facility........                    83,842
  Net increase (decrease) in intercompany
    accounts................................      22,427       (44,544)                                      22,093            24
  Proceeds from investment by parent
    company.................................                                                                               37,262
                                              -----------  -------------  -------------  -------------  -------------  -----------
Net cash provided by financing activities...      22,427       131,118                                       59,380        37,286
                                              -----------  -------------  -------------  -------------  -------------  -----------
Increase in cash and cash equivalents.......      14,941         1,283                                          449           995
Cash and cash equivalents at beginning of
  period....................................       1,216         1,025                5              5            5            29
                                              -----------  -------------  -------------  -------------  -------------  -----------
Cash and cash equivalents at end of
  period....................................   $  16,157     $   2,308    $           5  $           5    $     454     $   1,024
                                              -----------  -------------  -------------  -------------  -------------  -----------
                                              -----------  -------------  -------------  -------------  -------------  -----------


                                              CONSOLIDATING/
                                               ELIMINATING
                                                 ENTRIES       TOTAL
                                              -------------  ---------
Net cash provided by (used in) operating
  activities................................    $      --    $ (32,099)
                                              -------------  ---------
Cash flows from investing activities:
  Proceeds from sale of investments.........                   107,435
  Construction of Casino Resort.............                  (270,617)
  Investments in subsidiaries...............       37,262
                                              -------------  ---------
Net cash used in investing activities.......       37,262     (163,182)
                                              -------------  ---------
Cash flows from financing activities:
  Proceeds from preferred interest in
    Venetian................................                    37,262
  Proceeds from Mall Construction Loan
    Facility................................                    37,287
  Proceeds from Bank Credit Facility-term
    loan....................................                    34,000
  Proceeds from Bank Credit
    Facility-revolver.......................                    20,558
  Proceeds from FF&E Credit Facility........                    83,842
  Net increase (decrease) in intercompany
    accounts................................
  Proceeds from investment by parent
    company.................................      (37,262)
                                              -------------  ---------
Net cash provided by financing activities...      (37,262)     212,949
                                              -------------  ---------
Increase in cash and cash equivalents.......                    17,668
Cash and cash equivalents at beginning of
  period....................................                     2,285
                                              -------------  ---------
Cash and cash equivalents at end of
  period....................................    $            $  19,953
                                              -------------  ---------
                                              -------------  ---------

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

GENERAL

    The Company owns and operates the Casino Resort, a large-scale Venetian-themed hotel, casino, retail, meeting and entertainment complex in Las Vegas, Nevada.

    The Company's first two months of operations were negatively impacted by significant construction delays. As a result, the entire Casino Resort did not open simultaneously. These delays in turn caused delays in openings by restaurants and Mall tenants. The Casino Resort opened to the public on May 4, 1999 rather than the Construction Manager's guaranteed completion date of April 21, 1999. On May 4, 1999, neither the Mall nor 2,700 of the 3,036 rooms in the Casino Resort were open to the public. The daily weighted average number of rooms available during May and June were 1,990 and 2,766, respectively. The Mall opened on June 19, 1999 with 15 of the 65 leased Mall tenant spaces occupied. Moving sidewalks from the Las Vegas Strip to the Casino Resort opened on July 15, 1999. The failure to open the entire Casino Resort on the guaranteed completion date and the lack of major conventions in the Sands Expo and Convention Center during the operating period adversely affected the Company's operating results. In May and June, the occupancy rate for available rooms was 63% and the average room rate was $152.

    The Company expects significantly improved operating results for its next fiscal quarter. Currently, 3,000 of the Casino Resort's rooms are available for use. The Company anticipates that 60 of the 65 leased Mall tenant spaces will be occupied by the end of September 1999. In July, a traditionally slow month in Las Vegas, the Company's daily average number of rooms available was 2,963, the occupancy rate for these rooms was 85% and the average room rate was $127. From August 1 through August 11, 1999, occupancy increased to 90% and the average daily room rate was $144.

CONSTRUCTION COSTS

    The Company currently estimates that the construction costs for the Casino Resort will be approximately $1.04 billion (excluding the HVAC Equipment (as defined) and land acquisition costs). The construction of the principal components of the Casino Resort was undertaken by the Construction Manager under the Construction Management Agreement. Under the Construction Management Agreement, the Construction Manager agreed to substantially complete the Casino Resort by April 21, 1999. The Construction Management Agreement also provided that the Company and the Construction Manager would establish the Final GMP. The Company and the Construction Manager agreed on a Final GMP for work included within the scope of work of the Construction Manager of $652.0 million. Included within the Final GMP is up to $70.0 million to construct and install certain heating, ventilating and air conditioning equipment (the "HVAC Equipment") (as defined). Subject to certain exceptions, under the Construction Management Agreement if the cost of the work covered by such agreement exceeded the amount of the Final GMP plus approved change orders, the Construction Manager agreed to be responsible for such excess costs. As contemplated by the project agreements, certain funds, such as the original $40.0 million general project contingency, realized cost savings, other available funds and the Sole Stockholder's $25.0 million Completion Guaranty have been reallocated, applied or are available to pay for the Final GMP.

                             LAS VEGAS SANDS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    Through July 12, 1999, the Company had paid all construction amounts for which the Construction Manager had submitted proper payment requisitions within the Final GMP. The Construction Manager has asserted that it is entitled to substantial amounts in excess of the Final GMP and that it is entitled to an extension of the guaranteed completion date of April 21, 1999. The Company believes that the Construction Manager's claims are unfounded.

    Since May 1999, the Company has negotiated with the Construction Manager in an effort to resolve their dispute. Venetian commenced a lawsuit on July 30, 1999 against the Construction Manager and its parent, Bovis, for breach of contract by the Construction Manager of its obligations under the Construction Management Agreement and a breach of contract by Bovis of its obligations under a guaranty of the Construction Management Agreement, including failure to fully pay trade contractors and vendors. The suit is intended to ask the court to require the Construction Manager to pay its contractors and to compensate Venetian for the Construction Manager's failure to perform its other duties under the Construction Management Agreement. The suit seeks total damages in excess of $50.0 million.

    On August 3, 1999, the Construction Manager filed a complaint in state court in Nevada against the Company, alleging breach of contract, QUANTUM MERUIT and fraud. The Construction Manager claims damages, attorney fees and punitive damages. Among other things, the Construction Manager claims it is owed $145.6 million by Venetian and its affiliates. Except in connection with prior claims by the Construction Manager that it was entitled to increases in the Final GMP totaling $48.7 million, which claims the Company rejected, the Construction Manager has provided no data or reasonable documentation to support such claim.

    On August 2, 1999, in connection with the disputes described above, the Construction Manager filed mechanics liens against the Casino Resort for $145.6 million. Subcontractors which performed work at, or furnished labor, materials or equipment to the project have also filed mechanics liens against the Casino Resort for $65.7 million. The Construction Manager has already bonded or provided indemnification to the Company's title company with respect to $15.9 million of the subcontractors' mechanics liens. The Company intends to bond all liens that the court determines are not defective. Although bonding these liens will prevent any foreclosure of the Casino Resort in connection with the claims of Bovis and its subcontractors, the Company will be required to pay or immediately reimburse the bonding company if and to the extent that the claims underlying such liens are judicially determined to be valid. If such claims are not settled, it is likely to take a significant amount of time for their validity to be judicially determined. The Company intends to vigorously defend itself and the Casino Resort in any litigation and lien proceedings.

    On August 11, 1999, the Company, the Construction Manager and Bovis agreed to (i) return to negotiations in a good faith effort to resolve all issues relating to the construction of the Casino Resort, (ii) stay the litigations pending among the Construction Manager, Bovis and Venetian for a reasonable period in order to allow negotiations to take place and (iii) cooperate with each other and the subcontractors to complete construction of the Casino Resort.

    On August 9, 1999, the Company notified the insurance companies providing coverage under the Construction Manager's liquidated damages insurance policy (the "LD Policy") that it has a claim under the LD Policy. The LD Policy provides insurance coverage for the failure of the Construction Manager to achieve substantial completion of the portions of the Casino Resort covered by the Construction Management Agreement within 30 days of the April 21, 1999 deadline, with a maximum liability under the LD Policy of $24,062,000 and with coverage being provided for days 31-120 of the delay in the achievement of

                             LAS VEGAS SANDS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) substantial completion. The Company is in the process of determining when and whether substantial completion, as defined in the LD Policy, has occurred so that it can determine the exact amount of its claim under the LD Policy. The Company expects the LD Policy insurers to assert many of the same claims and defenses that the Construction Manager has or will assert in the above-described litigations. Liability under the LD Policy may ultimately be determined by binding arbitration.

    All of the pending litigation described above is in preliminary stages and it is not yet possible to determine the ultimate outcome of the lawsuits, lien proceedings or the pending settlement talks. If any litigation or other proceedings concerning the claims of the Construction Manager or subcontractors were decided adversely to the Company, such litigation could have a material effect on the financial position, results of operations or cash flows of the Company.

    For more information, see "--Liquidity and Capital Resources" and "Part II,
Item 1. Legal Proceedings."

OPERATING RESULTS

    For the six month period ended June 30, 1999, net revenues totaled $43.0 million of which $24.6 million and $13.4 million represented casino and gross hotel revenues, respectively. During this period revenues from table games and slots were $12.2 million and $12.4 million, respectively. Operating profit before interest, depreciation, amortization and pre-opening expenses was $1.0 million for the six month period ended June 30, 1999 and $0.7 million for the three month period ended June 30, 1999.

    The Company incurred pre-opening expenses of $14.7 million and $21.5 million for the three-month and six month periods ended June 30, 1999, respectively. From the inception of the project through June 30, 1999, the Company expensed $30.2 million for pre-opening activities. Pre-opening expenses included payroll, advertising, professional services and other general and administrative expenses related to the opening of the Casino Resort.

    Other factors affecting earnings included interest income that decreased by $4.5 million and $8.9 million for the three-month and six month periods ended June 30, 1999, respectively versus the same periods of 1998 as a result of expending the proceeds from the sale of the Notes to fund construction expenses of the Casino Resort. Construction of the Casino Resort continued during the second quarter of 1999 and the Company capitalized interest of $11.9 million and $31.2 million for the three-month and six month periods ended June 30, 1999, respectively. During the same periods of 1998, the Company capitalized interest of $10.1 million and $15.2 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1999 and December 31, 1998, the Company held cash and cash equivalents of $20.0 million and $2.3 million, respectively. On such dates, the Company also held restricted cash and investments of $26.5 million and $133.9 million, respectively. Net cash used in operating activities for the first six months of 1999 was $32.1 million, compared with $22.8 million for the same period in 1998.

    Capital expenditures during the first six months of 1999 were $270.6 million, consisting of construction of the Casino Resort. Of the cost expended or incurred during the first six months of 1999, $54.6 million, $37.3 million and $83.8 million were drawn from the Bank Credit Facility (including $20.6 million under the revolving credit facility), the Mall Construction Loan Facility and the FF&E Credit Facility, respectively. The balance of the capital expenditures represents proceeds from the Notes and reduction of

                             LAS VEGAS SANDS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

accruals for construction payables. During the second quarter of 1999, the Company received $37.3 million from the Phase II Subsidiary (which was funded from indirect equity contributions by the Sole Stockholder through Venetian) to reimburse it for a portion of the shared facilities costs between the Casino Resort and the Phase II Resort.

    As of June 30, 1999, $991.9 million of the total project cost of approximately $1.04 billion (excluding the HVAC Equipment and land acquisition costs) had been expended to fund construction and development of the Casino Resort. The remaining estimated construction and development costs for the Casino Resort are expected to be funded from a combination of (i) use of restricted cash and investments held pursuant to the Disbursement Agreement,
(ii) amounts received from the Phase II Subsidiary for shared facilities designed and constructed to accommodate the operations of the Casino Resort and the Phase II Resort, (iii) borrowings under the revolving credit facility of the Bank Credit Facility and (iv) other third parties (including the Construction Manager and Bovis), pursuant to their liability to the Company under their agreements with the Company.

    Assuming there are no additional delay costs or construction cost overruns and the Company is not obligated to pay for the Construction Manager's or its subcontractors' asserted claims in excess of the Final GMP amount, the funds provided by the above sources are expected to be sufficient to complete construction of the Casino Resort. If there are any additional delay costs and construction cost overruns, or if the Company is required to pay any of the asserted claims of the Construction Manager and its subcontractors, the Company may use cash received from the following sources to fund such costs, cost overruns and claims: (i) the LD Policy for costs of certain construction delays and the proceeds of other (e.g., casualty) insurance policies, (ii) the Construction Manager, Bovis and its ultimate parent corporation, Peninsular and Oriental Steam Navigation Company ("P & O"), pursuant to the Construction Management Agreement, a guaranty of the Construction Management Agreement by Bovis and a guaranty of Bovis's obligation under such guaranty by P & O, respectively, (iii) other third parties, pursuant to their liability to the Company under their agreements with the Company, (iv) other amounts received from the Phase II Subsidiary for shared facilities designed and constructed to accommodate the operations of the Casino Resort and the Phase II Resort, (v) the Sole Stockholder, pursuant to his liability under the Completion Guaranty and
(vi) additional debt or equity financings as described below. The Completion Guaranty provides that, subject to certain conditions and limitations, if available funds are not sufficient to fund all construction and development costs, the Sole Stockholder is obligated to fund excess costs up to a maximum aggregate amount of $25.0 million. The Sole Stockholder's obligation to fund such excess construction and development costs is collateralized by $25.0 million of cash or cash equivalents pledged to the Bank of Nova Scotia, as disbursement agent under the Disbursement Agreement. If the Sole Stockholder provides funds under the Completion Guaranty, the amount of such funds will be treated as a junior subordinated loan from the Sole Stockholder to Venetian. If the Company were required to pay additional construction costs, cost overruns and claims and if it were unable to raise the funds from the sources described above, there could be a material adverse effect on the Company.

    Under the Disbursement Agreement, the Company cannot access the restricted cash and investments thereunder, the borrowings under the revolving credit facility of the Bank Credit Facility, the Completion Guaranty or other project funds described above until the mechanics liens filed by the Construction Manager and its subcontractors described in "--Construction Costs" are bonded or released. Although the Company currently expects to bond these liens, there can be no assurance that the liens will be bonded or released in a timely manner or at all.

                             LAS VEGAS SANDS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    For the remainder of 1999, the Company expects to fund its operations and debt service requirements from (i) operating cash flow and (ii) borrowings under the Bank Credit Facility. As of June 30, 1999, $29.4 million of the $40.0 million revolving credit facility under the Bank Credit Facility was drawn. As described above, no additional borrowings from the revolving credit facility can be obtained until the mechanics liens described above are bonded or released. Prior to the end of 1999, the Company expects to refinance the Mall Construction Loan Facility as described under "--Mall Subsidiary and Transfer of Mall Assets." Also, the Company has significant debt service payments due during the remainder of 1999, including principal payments on its Bank Credit Facility and FF&E Credit Facility aggregating $8.6 million on September 30, 1999 and interest payments of $30.9 million for the Notes on November 15, 1999. To fund these payments from operating cash flow will require the Company to achieve substantially improved operating results for its next fiscal quarter. No assurance can be given that the Company will achieve such improved operating results.

    If the Company is required to pay additional construction costs or any of the Construction Manager's or its subcontractors' claims, or if the Company is unable to meet its debt service requirements, the Company will seek, if necessary and to the extent permitted under the Indentures and the terms of the Bank Credit Facility and the Mall Construction Loan Facility, additional financing through bank borrowings or debt or equity financings. Also, there can be no assurance that new business developments or other unforeseen events will not occur resulting in the need to raise additional funds. There can be no assurance that additional or replacement financing, if needed, will be available to the Company, and, if available, that the financing will be on terms favorable to the Company, or that the Sole Stockholder or any of his affiliates will provide any such financing.

    MALL SUBSIDIARY AND TRANSFER OF MALL ASSETS

    Upon the substantial completion of the Casino Resort and the satisfaction of certain other conditions, Mall Construction will transfer the substantial Mall Assets to the Mall Subsidiary pursuant to the Sale and Contribution Agreement. Upon such transfer, (i) the Mall Assets will be released by the trustee under the Mortgage Notes and the agent under the Bank Credit Facility and will not be available as security to the holders of the Mortgage Notes or for the indebtedness under the Bank Credit Facility, and (ii) the indebtedness under the Mall Construction Loan Facility will either be repaid or assumed by the Mall Subsidiary (and the Company and its subsidiary guarantors will be released from all obligations under such indebtedness).

    To finance the obligations of the Mall Subsidiary under the Sale and Contribution Agreement, Goldman Sachs Mortgage Company ("GSMC") and an entity wholly owned by the Sole Stockholder (the "Tranche B Take-out Lender") separately have entered into commitment agreements with the Mall Subsidiary whereby GSMC has agreed to provide debt financing to the Mall Subsidiary of up to $105.0 million (the "Tranche A Take-out Financing") and the Tranche B Take-out Lender has agreed to provide debt financing to the Mall Subsidiary of up to $35.0 million (the "Tranche B Take-out Financing" and, together with the Tranche A Take-out Financing, the "Mall Take-out Financing"). The consummation of the Tranche A Take-out Financing is subject to certain conditions, including substantial completion of the Casino Resort and delivery of legal opinions (including certain substantive non-consolidation opinions).

    Until the above described transfer of the Mall Assets is consummated, the Company expects to explore or examine refinancing alternatives to the Mall Take-out Financing. No assurance can be given that

                             LAS VEGAS SANDS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

any such alternative financing will be completed. Pending the closing of the Mall Take-out Financing or an alternative financing, the Company has increased the margin for the interest rate under the Mall Construction Loan Facility by 0.5% per annum.

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

    The development, construction and opening of the Casino Resort is not dependent on the construction and opening of the Phase II Resort. The development of the Phase II Resort may require obtaining additional regulatory approvals. The Company does not expect to begin construction on the Phase II Resort until at least next year.

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

Mall Construction and are secured by third priority liens on the Mall Assets held by such subsidiary. However, the guarantees of the Mortgage Notes by its subsidiaries, Mall Intermediate and Lido Intermediate (collectively, the "Subordinated Guarantors") are unsecured, subordinated debt obligations of the guarantors. The structure of these guarantees present certain risks for holders of the Mortgage Notes. For example, if the Note Collateral and the Mall Assets were insufficient to pay the debt secured by such liens, or such liens were found to be invalid, then holders of the Mortgage Notes would have a senior claim against any remaining assets of LVSI, Venetian and Mall Construction. In contrast, because of the subordination provision with respect to the Subordinated Guarantors, holders of the Mortgage Notes will always be fully subordinated to the claims of holders of senior indebtedness of the Subordinated Guarantors.

YEAR 2000

    The Company has purchased and installed new computer hardware and software to operate the Casino Resort. The Company is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the years 1900 and 2000. The Company has established an internal review system to ensure that all new systems purchased and installed to operate the Casino Resort are year 2000 compliant. The new systems have been implemented in connection with the opening of the Casino Resort. The review system includes requiring all computer software vendors to certify in writing that software acquired is year 2000 compliant and testing all new systems for year 2000 compliance. The review system is under the direction of the Casino Resort's Vice President of Information Systems.

    COST

    The total cost associated with required testing of systems to become year 2000 compliant is not expected to be material to the Company's financial position. Funds for the screening and testing of the new systems are included in the project budget for the purchase of computer systems.

    RISKS

    Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third party suppliers and customers, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company believes that with the screening process in place the possibility of significant interruptions of normal operations should be reduced. The Company has made inquiries to determine whether the year 2000 issue will have any effect on its suppliers and business partners. The Company has not, however, determined the adequacy of year 2000 compliance for other industries that the Casino Resort will rely upon, including but not limited to, the airline industry and telephone service suppliers.

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

reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks associated with entering into a new venture and new construction, competition and other planned construction in Las Vegas, year 2000 risks, government regulation related to the casino industry (including the legalization of gaming in certain jurisdictions, such as Native American reservations in the state of California), leverage and debt service (including sensitivity to fluctuations in interest rates), uncertainty of casino spending and vacationing in casino resorts in Las Vegas, occupancy rates and average daily room rates in Las Vegas, demand for all-suites rooms, the popularity of Las Vegas as a convention and trade show destination, the completion of infrastructure improvements in Las Vegas, including the current expansion of the Las Vegas Convention Center and the recent expansion of McCarran International Airport, litigation risks, including the outcome of the pending disputes with the Construction Manager and subcontractors, successful and timely completion of the remaining construction for the Casino Resort, and general economic and business conditions which may impact levels of disposable income of consumers and pricing of hotel rooms.

                             LAS VEGAS SANDS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company's primary exposure to market risk is interest rate risk associated with its long-term debt. The Company attempts to manage its interest rate risk by managing the mix of its long-term fixed-rate borrowings and variable rate borrowings under the Bank Credit Facility, the Mall Construction Loan Facility and the FF&E Credit Facility, and by use of interest rate cap and floor agreements. The ability to enter into interest rate cap and floor agreements will allow the Company to manage its interest rate risk associated with its variable rate debt. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

                             LAS VEGAS SANDS, INC.

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company is party to litigation matters and claims related to its operations and the construction of the Casino Resort. Except as described below, the Company does not expect that the final resolution of these matters will have a material impact on the financial position, results of operation and cash flows of the Company.

    On July 30, 1999, Venetian filed a complaint against the Construction Manager and its parent, Bovis, in United States District Court for the District of Nevada. The action alleges breach of contract by the Construction Manager of its obligations under the Construction Management Agreement and a breach of contract by Bovis of its obligations under a guaranty of the Construction Management Agreement, including failure to fully pay trade contractors and vendors. The suit is intended to ask the courts to require the Construction Manager to pay its contractors and to compensate Venetian for the Construction Manager's failure to perform its other duties under the Construction Management Agreement. Venetian seeks total damages in excess of $50.0 million.

    In response to Venetian's breach of contract claims against the Construction Manager and Bovis, the Construction Manager filed a complaint on August 3, 1999 against Venetian in the District Court of Clark County, Nevada. The action alleges a breach of contract and QUANTUM MERUIT under the Construction Management Agreement and also alleges that Venetian defrauded the Construction Manager in connection with the construction of the Casino Resort. The Construction Manager seeks damages, attorney's fees and costs and punitive damages. In the lawsuit, the Construction Manager claims that it is owed $145.6 million from Venetian and its affiliates. Based upon its preliminary review of the complaint and the fact that the Construction Manager has not provided Venetian with reasonable documentation to support such claims, the Company believes that the Construction Manager's claims are without merit and intends to vigorously defend itself in any litigation.

    In connection with these disputes, the Construction Manager and its subcontractors have also filed mechanics liens against the Casino Resort for $145.6 million and $65.7 million, respectively. The Construction Manager has already bonded or provided idemnification to the Company's title company with respect to $15.9 million of the subcontractors' mechanics liens. The Company intends to bond all liens that the court determines are not defective. Although bonding these liens will prevent any foreclosure of the Casino Resort in connection with the claims of Bovis and its subcontractors, the Company will be required to pay or immediately reimburse the bonding company if and to the extent that the claims underlying such liens are judicially determined to be valid. If such claims are not settled, it is likely to take a significant amount of time for their validity to be judicially determined.

    Although neither the Construction Manager nor the subcontractors have provided the Company with any detailed description of their lien claims, the Company believes that a substantial portion of these claims are unsubstantiated, without merit, overstated and/or duplicative. The Construction Manager itself has publicly acknowledged that at least some of the claims of its subcontractors are without merit. In addition, the Company believes that pursuant to the Construction Management Agreement and the Final GMP, the Construction Manager is responsible for payment of any subcontractors' claims to the extent they are determined to be valid. The Company may also have and is in the process of investigating a variety of other defenses to the liens that have been filed, including, for example, the fact that the Construction Manager and its subcontractors previously waived or partially released their right to file liens against the Casino Resort. The Company intends to vigorously defend itself in any lien proceedings.

    On August 11, 1999, the Company, the Construction Manager and Bovis agreed to (i) return to negotiations in a good faith effort to resolve all issues relating to the construction of the Casino Resort, (ii) stay the litigations pending among the Construction Manager, Bovis and Venetian for a reasonable period in order to allow negotiations to take place and (iii) cooperate with each other and the subcontractors to complete construction of the Casino Resort.

                             LAS VEGAS SANDS, INC.

    All of the pending litigation described above is in preliminary stages and it is not yet possible to determine the ultimate outcome of the lawsuits, lien proceedings or the pending settlement talks. If any litigation or other proceedings concerning the claims of the Construction Manager or subcontractors were decided adversely to the Company, such litigation or other lien proceedings could have a material effect on the financial position, results of operations or cash flows of the Company.

    For additional information, see "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Construction Costs."

                             LAS VEGAS SANDS, INC.
                                    PART II
                               OTHER INFORMATION

ITEMS 2 THROUGH 5 OF PART II ARE NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) List of Exhibits

EXHIBIT NO.  DESCRIPTION OF DOCUMENT
-----------  ------------------------------------------------------------------------------------------------
27.1         Financial Data Schedule

    (b) Reports on Form 8-K

    No report on Form 8-K was filed during the quarter ended June 30, 1999.

                             LAS VEGAS SANDS, INC.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                LAS VEGAS SANDS, INC.

       AUGUST 16, 1999          By:  /s/ SHELDON G. ADELSON
                                     ------------------------------------------
                                     Sheldon G. Adelson
                                     Chairman of the Board, Chief
                                     Executive Officer and Director

       August 16, 1999          By:  /s/ HARRY D. MILTENBERGER
                                     ------------------------------------------
                                     Harry D. Miltenberger
                                     Vice President-Finance
                                     (principal financial and accounting
                                     officer)