Form 10-Q
period 1999-09-30
LAS VEGAS SANDS INC
filed 1999-11-15
CIK 850994

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                            ------------------------

                        COMMISSION FILE NUMBER 333-42147

                            ------------------------

                             LAS VEGAS SANDS, INC.

             (Exact name of registrant as specified in its charter)

                NEVADA                                      04-3010100
    (State or other jurisdiction of
    incorporation or organization)             (I.R.S. Employer Identification No.)

3355 LAS VEGAS BOULEVARD SOUTH, ROOM 1A
           LAS VEGAS, NEVADA                                  89109
    (Address of principal executive
               offices)                                     (zip code)

                                 (702) 414-1000
              (Registrant's telephone number, including area code)

   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 15, 1999.

                    CLASS                            OUTSTANDING AT NOVEMBER 15, 1999
        Common Stock, $.10 par value                          925,000 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             LAS VEGAS SANDS, INC.
                               TABLE OF CONTENTS

                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets at September 30, 1999 and
         December 31, 1998...........................................        1

         Consolidated Statements of Operations for the Three and Nine
         Months Ended September 30, 1999 and September 30, 1998......        2

         Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 1999 and September 30, 1998.............        3

         Notes to Consolidated Financial Statements..................     4-14

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    15-22

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................       22

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings...........................................       23

Item 6.  Exhibits and Reports on Form 8-K............................       24

         Signatures..................................................       25

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             LAS VEGAS SANDS, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................   $   27,659      $    2,285
  Restricted cash and investments...........................       18,389         133,936
  Accounts receivable, net..................................       33,139             112
  Inventories...............................................        3,845              73
  Prepaid expenses..........................................        5,285               2
                                                               ----------      ----------
Total current assets........................................       88,317         136,408

  Property and equipment, net...............................    1,070,733         833,054
  Deferred offering costs, net..............................       30,773          35,101
  Other assets..............................................       23,631           1,381
                                                               ----------      ----------
                                                               $1,213,454      $1,005,944
                                                               ==========      ==========
                           LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable..........................................   $   26,862      $      265
  Construction payables.....................................       46,098          77,025
  Accrued interest payable..................................       26,497           9,069
  Other accrued liabilities.................................       39,009           3,005
  Current maturities of long-term debt......................       38,542          13,788
                                                               ----------      ----------
Total current liabilities...................................      177,008         103,152

Other long-term liabilities.................................        2,551
Long-term debt..............................................      889,027         744,154
                                                               ----------      ----------
                                                                1,068,586         847,306
                                                               ----------      ----------
Redeemable Preferred Interest in Venetian Casino Resort,
  LLC, a wholly owned subsidiary............................      145,273          90,701
                                                               ----------      ----------
Commitments and contingencies

Stockholder's equity (deficit)
  Common stock, $.10 par value, 3,000,000 shares authorized,
    925,000 shares issued and outstanding...................           92              92
  Capital in excess of par value............................       89,188          99,330
  Accumulated deficit.......................................      (89,685)        (31,485)
                                                               ----------      ----------
                                                                     (405)         67,937
                                                               ----------      ----------
                                                               $1,213,454      $1,005,944
                                                               ==========      ==========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                             LAS VEGAS SANDS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          1999       1998       1999       1998
                                                        --------   --------   --------   --------
Revenues:
  Casino..............................................  $ 52,718   $    --    $ 77,362   $     --
  Room................................................    35,541                48,969
  Food and beverage...................................    12,007                17,876
  Retail and other....................................    10,718       182      14,442        629
                                                        --------   -------    --------   --------
  Total revenue.......................................   110,984       182     158,649        629
  Less: promotional allowances........................    10,646                15,337
                                                        --------   -------    --------   --------
  Net revenue.........................................   100,338       182     143,312        629
                                                        --------   -------    --------   --------
Operating expenses:
  Casino..............................................    33,281                51,876
  Room................................................     9,301                13,632
  Food and beverage...................................     7,381                11,606
  Retail and other....................................     5,533                 6,746
  Provision for doubtful accounts and discounts.......     3,502                 4,594
  Selling, general and administrative.................    20,271                32,031
  Rental expense......................................     2,744                 3,517
  Depreciation and amortization.......................    10,290        25      14,853         75
                                                        --------   -------    --------   --------
                                                          92,303        25     138,855         75
                                                        --------   -------    --------   --------
Operating profit before pre-opening expenses..........     8,035       157       4,457        554
  Pre-opening expenses................................               2,896      21,484      4,768
                                                        --------   -------    --------   --------
Operating income (loss)...............................     8,035    (2,739)    (17,027)    (4,214)
                                                        --------   -------    --------   --------
Other income (expense):
  Interest income.....................................       371     3,929       2,169     14,621
  Interest expense, net of amounts capitalized........   (26,596)   (8,913)    (43,342)   (32,533)
                                                        --------   -------    --------   --------
Net loss..............................................  $(18,190)  $(7,723)   $(58,200)  $(22,126)
                                                        ========   =======    ========   ========
Basic and diluted loss per share......................  $ (24.07)  $(20.33)   $ (73.88)  $ (35.90)
                                                        ========   =======    ========   ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                             LAS VEGAS SANDS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                  (UNAUDITED)
Cash flows from operating activities:
Net loss....................................................  $(58,200)  $(22,126)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................    14,853         75
  Amortization of debt offering costs.......................     4,985      3,824
  Interest earned on restricted investments.................               (6,388)
  Provision for doubtful accounts and discounts.............     4,594
  Changes in assets and liabilities:
    Accounts receivable.....................................   (37,621)       (37)
    Inventories.............................................    (3,772)       (34)
    Prepaid expenses........................................    (5,283)        45
    Other assets............................................   (22,690)       (83)
    Accounts payable........................................    26,597     (1,701)
    Accrued interest payable................................    17,428     16,194
    Other accrued liabilities...............................    38,555        424
                                                              --------   --------
Net cash used in operating activities.......................   (20,554)    (9,807)
                                                              --------   --------
Cash flows from investing activities:
Proceeds from sale of investments...........................   115,547    195,100
Construction of Casino Resort...............................  (283,020)  (342,357)
                                                              --------   --------
Net cash used in investing activities.......................  (167,473)  (147,257)
                                                              --------   --------
Cash flows from financing activities:
Proceeds from preferred interest in Venetian................    44,431
Proceeds from Mall Construction Loan Facility...............    37,287     66,688
Repayments on Bank Credit Facility-term loan................    (5,625)
Proceeds from Bank Credit Facility-term loan................    34,000     77,000
Repayments on Bank Credit Facility-revolver.................    (9,609)    (2,036)
Proceeds from Bank Credit Facility-revolver.................    32,006     10,321
Repayments on FF&E Credit Facility..........................    (2,931)
Proceeds from FF&E Credit Facility..........................    83,842      5,669
                                                              --------   --------
Net cash provided by financing activities...................   213,401    157,642
                                                              --------   --------
Increase in cash and cash equivalents.......................    25,374        578
Cash and cash equivalents at beginning of period............     2,285        857
                                                              --------   --------
Cash and cash equivalents at end of period..................  $ 27,659   $  1,435
                                                              ========   ========
Supplemental disclosure of cash flow information:
Cash payments for interest..................................  $ 51,509   $ 35,486
                                                              ========   ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                             LAS VEGAS SANDS, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1  ORGANIZATION AND BASIS OF PRESENTATION

    The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended
December 31, 1998. The year end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In addition, certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 presentation. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation of the results for the interim period have been included. The interim results reflected in the unaudited financial statements are not necessarily indicative of expected results for the full year.

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

    The consolidated financial statements as of September 30, 1999, September 30, 1998 and December 31, 1998 include the accounts of LVSI and its wholly owned subsidiaries (the "Subsidiaries"), including Venetian Casino Resort, LLC ("Venetian"), Grand Canal Shops Mall, LLC (the "Mall Subsidiary"), Lido Casino Resort, LLC (the "Phase II Subsidiary"), Mall Intermediate Holding Company, LLC ("Mall Intermediate"), Grand Canal Shops Mall Construction, LLC ("Mall Construction"), Lido Intermediate Holding Company, LLC ("Lido Intermediate"), Grand Canal Shops Mall Holding Company, LLC, Lido Casino Resort Holding Company, LLC, Grand Canal Shops Mall MM, Inc. and Lido Casino Resort MM, Inc. (collectively, the "Company"). Each of LVSI and the Subsidiaries is a separate legal entity and the assets of each such entity are intended to be available only to the creditors of such entity.

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

NOTE 2  PER SHARE DATA

    Basic and diluted loss per share are calculated based upon the weighted average number of shares outstanding. The weighed average number of shares outstanding used in the computation of loss per share of common stock was 925,000 for all periods presented. The net loss available to common

                             LAS VEGAS SANDS, INC.

NOTE 2  PER SHARE DATA (CONTINUED)

stockholders used in computing the basic and diluted loss per share includes accrued preferred dividends of approximately $4.0 million and $10.1 million, respectively, for the three and nine month periods ended September 30, 1999.

NOTE 3  PROPERTY AND EQUIPMENT

    Property and equipment includes costs incurred to construct the Casino Resort and consists of the following (in thousands):

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          1999            1998
                                                      -------------   ------------
Land and land improvements..........................   $   93,634       $ 93,634
Building............................................      801,393
Equipment, furniture and fixtures...................      140,074            392
Construction in progress............................       50,048        739,028
Less: accumulated depreciation......................      (14,416)
                                                       ----------       --------
                                                       $1,070,733       $833,054
                                                       ==========       ========

    The amounts of interest capitalized as of September 30, 1999 and December 31, 1998 were $73.1 million and $41.9 million, respectively. The Company has not capitalized interest expense in the third quarter of 1999. As of September 30, 1999, construction in progress represents project design and shared facilities costs for the Phase II Subsidiary.

NOTE 4  LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
12 1/4% Mortgage Notes, due November 15, 2004...............    $425,000        $425,000
14 1/4% Senior Subordinated Notes, due November 15, 2005....
(Net of unamortized discount of $5,357 and $6,014)..........      92,143          91,486
Mall Construction Loan Facility.............................     140,000         102,713
Bank Credit Facility-Revolver...............................      31,282           8,885
Bank Credit Facility-Term Loan..............................     144,375         116,000
FF&E Credit Facility........................................      94,769          13,858
Less: current maturities....................................     (38,542)        (13,788)
                                                                --------        --------
Total long-term debt........................................    $889,027        $744,154
                                                                ========        ========

    In connection with the financing for the Casino Resort, the Company entered into a series of transactions during 1997 to provide for the development and construction of the Casino Resort. In November 1997, the Company issued $425.0 million aggregate principal amount of Mortgage Notes (the "Mortgage Notes") and $97.5 million aggregate principal amount of Senior Subordinated Notes (the "Senior Subordinated Notes" and, together with the Mortgage Notes, the "Notes") in a private placement. On June 1, 1998, LVSI and Venetian completed an exchange offer to exchange the Notes for Notes with substantially the same terms. In November 1997, LVSI, Venetian and a syndicate of

                             LAS VEGAS SANDS, INC.

NOTE 4  LONG-TERM DEBT (CONTINUED)

lenders entered into a Bank Credit Facility (the "Bank Credit Facility"). The Bank Credit Facility provides up to $150.0 million in multiple draw term loans to the Company for construction and development of the Casino Resort. Up to $40.0 million of additional credit in the form of revolving loans under the Bank Credit Facility (the "Revolver") is available generally for working capital. In November 1997, LVSI, Venetian, Mall Construction and a major non-bank lender entered into a Mall Construction Loan Facility to provide up to $140.0 million in financing for the retail mall in the Casino Resort (the "Mall Construction Loan Facility"). In December 1997, the Company entered into an agreement (the "FF&E Credit Facility") with certain lenders to provide for $97.7 million of financing for certain furniture, fixtures and equipment to be secured under the FF&E Credit Facility and an electrical substation.

    During the nine months ended September 30, 1999, $37.3 million, $66.0 million and $83.8 million, respectively, were drawn from the Mall Construction Loan Facility, the Bank Credit Facility (including $32.0 million under its Revolver) and the FF&E Credit Facility, respectively. In addition, at September 30, 1999 the Company had committed to approximately $600,000 of irrevocable letters of credit drawn on the Revolver. Also during September 1999, the Company paid scheduled principal repayments of $5.6 million and $2.9 million under the Bank Credit Facility and the FF&E Credit Facility, respectively. During the nine months ending September 30, 1999, the Company repaid $9.6 million under its Revolver. SEE ALSO "NOTE 8 SUBSEQUENT EVENTS."

    The Company has substantial debt service payments due during the next twelve months, including quarterly principal repayments on its Bank Credit Facility and FF&E Credit Facility, aggregating $38.5 million, and interest payments of $33.0 million due for the Notes on May 15 and November 15, 2000. To fund these payments from operating cash flow, the Company must achieve improved operating results for its next four fiscal quarters.

NOTE 5  REDEEMABLE PREFERRED INTEREST IN VENETIAN CASINO RESORT, LLC

    During 1997, Interface Holding contributed $77.1 million in cash to Venetian in exchange for a Series A preferred interest (the "Series A Preferred Interest") in Venetian. By its terms, the Series A Preferred Interest was convertible at any time into a Series B Preferred Interest in Venetian (the "Series B Preferred Interest"). In August 1998, the Series A Preferred Interest was converted into the Series B Preferred Interest. During the second and third quarters of 1999, Interface Holding contributed $37.3 million and $7.1 million, respectively, in cash in exchange for an additional Series B Preferred Interest. The rights of the Series B Preferred Interest include the accrual of a preferred return of 12% from the date of contribution in respect of the applicable
Series A Preferred Interest or Series B Preferred Interest. Until the indebtedness under the Bank Credit Facility is repaid and cash payments are permitted under the restricted payment covenants of the indentures entered into in connection with the Notes (the "Indentures"), the preferred return on the Series B Preferred Interest will accrue and will not be paid in cash. Commencing in November 2009, distributions must be made to the extent of the positive capital account of the holder. During the nine months ended September 30, 1999, $10.1 million was accrued on the Series B Preferred Interest.

                             LAS VEGAS SANDS, INC.

NOTE 6  COMMITMENTS AND CONTINGENCIES

CONSTRUCTION COSTS

    Ground breaking for the Casino Resort occurred in April 1997 and substantial completion was achieved on November 12, 1999 as more fully described in Note 8--"Subsequent Events". The redevelopment of the site of the Sands is expected to be completed in two phases (with the first phase being construction of the Casino Resort and the second phase being construction of a second casino resort and referred to herein as the "Phase II Resort"). There can be no assurance, however, as to when, or if, construction of the Phase II Resort will be commenced or completed due to risks and uncertainties inherent in the development process.

    The Company currently estimates that the total construction cost of the Casino Resort will be approximately $1.04 billion (excluding certain heating, ventilating, air conditioning equipment and land acquisition costs), of which virtually all has been paid to date. In connection with the construction of the principal components of the Casino Resort, the Company entered into a construction management agreement (the "Construction Management Agreement") with Lehrer McGovern Bovis, Inc. (the "Construction Manager"). Such agreement (after taking into account amendments thereto and approved change orders through September 30, 1999) provides for a guaranteed maximum price (the "Final GMP") for construction costs covered by the Construction Management Agreement of $645.0 million, and a guaranteed completion date of April 21, 1999. As noted below, the Company is currently engaged in a dispute with the Construction Manager with respect to both the Final GMP and the guaranteed completion date.

LITIGATION

    The Company is party to litigation matters and claims related to its operations and the construction of the Casino Resort. Except as described below, the Company does not expect that the final resolution of these matters will have a material impact on the financial position, results of operation and cash flows of the Company.

    On July 30, 1999, Venetian filed a complaint against the Construction Manager and its parent, Bovis, Inc. ("Bovis"), in United States District Court for the District of Nevada. The action alleges breach of contract by the Construction Manager of its obligations under the Construction Management Agreement and a breach of contract by Bovis of its obligations under a guaranty of the Construction Management Agreement, including failure to fully pay trade contractors and vendors and failure to meet the April 21, 1999 guaranteed completion date. The suit is intended to ask the courts to require the Construction Manager to pay its contractors, to compensate Venetian for the Construction Manager's failure to perform its duties under the Construction Management Agreement and to pay the Company the agreed upon per-day liquidated damages penalty for failure to meet the guaranteed completion date. Venetian seeks total damages in excess of $50.0 million.

    In response to Venetian's breach of contract claims against the Construction Manager and Bovis, the Construction Manager filed a complaint on August 3, 1999 against Venetian in the District Court of Clark County, Nevada. The action alleges a breach of contract and QUANTUM MERUIT under the Construction Management Agreement and also alleges that the Venetian defrauded the Construction Manager in connection with the construction of the Casino Resort. The Construction Manager seeks damages, attorney's fees and costs and punitive damages. In the lawsuit, the Construction Manager

                             LAS VEGAS SANDS, INC.

NOTE 6  COMMITMENTS AND CONTINGENCIES (CONTINUED)

claims that it is owed $145.6 million from Venetian and its affiliates. Based upon its preliminary review of the complaint and the fact that the Construction Manager has not provided Venetian with reasonable documentation to support such claims, the Company believes that the Construction Manager's claims are without merit and intends to vigorously defend itself in any litigation.

    In connection with these disputes, the Construction Manager and its subcontractors filed mechanics liens against the Casino Resort for $145.6 million and $138.7 million, respectively. By early November 1999, the Company had purchased surety bonds for all of the claims underlying these liens (other than approximately $15.0 million of claims with respect to which the Construction Manager purchased bonds). Consequently, virtually all of these liens have been discharged of record, and the remaining liens (less than $1.0 million) should be discharged of record once the required statutory notice period has passed. As a result, there can be no foreclosure of the Casino Resort in connection with the claims of Bovis and its subcontractors. However, the Company will be required to pay or immediately reimburse the bonding company if and to the extent that the underlying claims are judicially determined to be valid. If such claims are not settled, it is likely to take a significant amount of time for their validity to be judicially determined.

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

    All of the pending litigation described above is in preliminary stages and it is not yet possible to determine its ultimate outcome. If any litigation or other proceedings concerning the claims of the Construction Manager or subcontractors were decided adversely to the Company, such litigation or other lien proceedings could have a material effect on the financial position, results of operations or cash flows of the Company.

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

    Venetian, Mall Construction and the Mall Subsidiary, have entered into a Sale and Contribution Agreement (the "Sale and Contribution Agreement") whereby, upon substantial completion of the Casino Resort and the satisfaction of certain other conditions, Mall Construction has agreed to sell,

                             LAS VEGAS SANDS, INC.

NOTE 7  SUMMARIZED FINANCIAL INFORMATION (CONTINUED)

and the Mall Subsidiary has agreed to purchase, among other things, (i) all of its right, title and interest (whether in fee or in leasehold) in and to the property and improvements that constitute the Mall in their "as is" condition on the date of Completion (as defined in the funds disbursement and administration agreement among certain lenders of the Company (the "Disbursement Agreement")),
(ii) monies deposited in certain reserve accounts relating to the Mall,
(iii) all right, title and interest of Mall Construction and to a lease for an entertainment complex which is adjacent to the casino floor, and (iv) all right, title and interest of Mall Construction: (a) as landlord under Mall tenant leases, (b) under an Amended and Restated Reciprocal, Easement, Use and Operating Agreement among Venetian, Mall Construction and Interface Group-Nevada, Inc. (the "Cooperation Agreement"), (c) in and to all other easements, fixtures and improvements appurtenant thereto, (d) under an Energy Services Agreement, dated as of June 1, 1997, with a heating, ventilating and air conditioning provider (the "HVAC Provider") and any other Mall intangible property rights and (e) in and to all Mall personal property (collectively the "Mall Assets"). In connection with the sale of the Mall, Mall Construction will transfer to the Mall Subsidiary, under certain circumstances, a specified amount of the proceeds from the Sole Stockholder's $25.0 million collateralized completion guaranty (the "Completion Guaranty"). As consideration for such transfers, the Mall Subsidiary shall, among other things, repay or assume in full the outstanding balance of the indebtedness under the Mall Construction Loan Facility. As discussed in Note 8 below, the above-described transactions were consumated on November 12, 1999.

    Because the Mall Subsidiary is not a guarantor of any indebtedness of the Company, creditors of the Company (including the holders of the Notes) do not have a direct claim against the assets of the Mall Subsidiary. As a result, indebtedness of the Company (including the Notes) will be effectively subordinated to indebtedness of the Mall Subsidiary. The Mall Subsidiary is not restricted by any of the debt instruments of the Company (including the Indentures) from incurring any indebtedness. Any indebtedness incurred by the Mall Subsidiary may include material restrictions on the ability of the Mall Subsidiary to pay dividends or to make distributions or loans to the Company and its subsidiaries.

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

    Separate financial statements and other disclosures concerning each of Venetian and the Subsidiary Guarantors are not presented below because management believes that they are not material to investors. Summarized financial information of LVSI, Venetian, the Subsidiary Guarantors and the non-guarantor subsidiaries on a combined basis as of and for the nine months ended September 30, 1999 is as follows (in thousands):

                             LAS VEGAS SANDS, INC.

NOTE 7  SUMMARIZED FINANCIAL INFORMATION (CONTINUED)

                            CONDENSED BALANCE SHEETS
                               SEPTEMBER 30, 1999

                                                                                              (1)
                                                                LIDO           MALL          GRAND
                                                            INTERMEDIATE   INTERMEDIATE      CANAL
                                              VENETIAN        HOLDING        HOLDING       SHOPS MALL        NON-
                               LAS VEGAS    CASINO RESORT     COMPANY        COMPANY      CONSTRUCTION    GUARANTOR
                              SANDS, INC.        LLC            LLC            LLC            LLC        SUBSIDIARIES
                              -----------   -------------   ------------   ------------   ------------   ------------
Cash and cash equivalents...    $ 17,526      $    9,554         $5             $5          $    407        $   162
Restricted cash and
  investments...............                      18,389
Intercompany receivable.....                      40,001
Accounts receivable, net....      16,195          15,723                                       1,221
Inventories.................                       3,845
Prepaid expenses............       1,270           3,700                                         315
                                --------      ----------         --             --          --------        -------
  Total current assets......      34,991          91,212          5              5             1,943            162
Property and equipment,
  net.......................                     855,252                                     137,187         78,294
Investment in
  Subsidiaries..............     114,225          66,593
Deferred offering costs,
  net.......................                      25,095                                       5,678
Other assets................       2,356          11,704                                       9,571
                                --------      ----------         --             --          --------        -------
                                $151,572      $1,049,856         $5             $5          $154,379        $78,456
                                ========      ==========         ==             ==          ========        =======
Accounts payable............    $  2,273      $   15,630         $              $           $    462        $ 8,497
Construction payables.......                      42,683                                                      3,415
Intercompany payables.......      21,864                                                      17,877            260
Accrued interest payable....                      26,318                                         179
Other accrued liabilities...      10,627          27,715                                         667
Current maturities of
  long-term debt............                      38,542
                                --------      ----------         --             --          --------        -------
  Total current
    liabilities.............      34,764         150,888                                      19,185         12,172
Other long-term
  liabilities...............                       2,551
Long-term debt..............                     749,027                                     140,000
                                --------      ----------         --             --          --------        -------
                                  34,764         902,466                                     159,185         12,172
Redeemable Preferred
  interest in Venetian......                     145,273
                                --------      ----------         --             --          --------        -------
Stockholder's equity
  (deficit).................     116,808           2,117          5              5            (4,806)        66,284
                                --------      ----------         --             --          --------        -------
                                $151,572      $1,049,856         $5             $5          $154,379        $78,456
                                ========      ==========         ==             ==          ========        =======


                              CONSOLIDATING/
                               ELIMINATING
                                 ENTRIES         TOTAL
                              --------------   ----------
Cash and cash equivalents...     $             $   27,659
Restricted cash and
  investments...............                       18,389
Intercompany receivable.....       (40,001)
Accounts receivable, net....                       33,139
Inventories.................                        3,845
Prepaid expenses............                        5,285
                                 ---------     ----------
  Total current assets......       (40,001)        88,317
Property and equipment,
  net.......................                    1,070,733
Investment in
  Subsidiaries..............      (180,818)
Deferred offering costs,
  net.......................                       30,773
Other assets................                       23,631
                                 ---------     ----------
                                 $(220,819)    $1,213,454
                                 =========     ==========
Accounts payable............     $             $   26,862
Construction payables.......                       46,098
Intercompany payables.......       (40,001)
Accrued interest payable....                       26,497
Other accrued liabilities...                       39,009
Current maturities of
  long-term debt............                       38,542
                                 ---------     ----------
  Total current
    liabilities.............       (40,001)       177,008
Other long-term
  liabilities...............                        2,551
Long-term debt..............                      889,027
                                 ---------     ----------
                                   (40,001)     1,068,586
Redeemable Preferred
  interest in Venetian......                      145,273
                                 ---------     ----------
Stockholder's equity
  (deficit).................      (180,818)          (405)
                                 ---------     ----------
                                 $(220,819)    $1,213,454
                                 =========     ==========

------------------------------

(1) The assets and liabilities of Grand Canal Shops Mall Construction, LLC, a guarantor, will be transferred to Grand Canal Shops Mall, LLC, a non-guarantor subsidiary, upon substantial completion of the Casino Resort and satisfaction of certain other conditions. See Note 8--"Subsequent Events."

                             LAS VEGAS SANDS, INC.

NOTE 7  SUMMARIZED FINANCIAL INFORMATION (CONTINUED)

                       CONDENSED STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                    LIDO           MALL          GRAND
                                                                INTERMEDIATE   INTERMEDIATE      CANAL
                                                  VENETIAN        HOLDING        HOLDING       SHOPS MALL        NON-
                                   LAS VEGAS    CASINO RESORT     COMPANY        COMPANY      CONSTRUCTION    GUARANTOR
                                  SANDS, INC.        LLC            LLC            LLC            LLC        SUBSIDIARIES
                                  -----------   -------------   ------------   ------------   ------------   ------------
Revenues:
Casino..........................    $77,362        $               $              $              $               $
Room............................                     48,969
Food and beverage...............                     17,876
Retail and other................        968          28,419                                        3,363
                                    -------        --------        -------        -------        -------         -----
Total revenue...................     78,330          95,264                                        3,363
Less: promotional allowance.....                     15,337
                                    -------        --------        -------        -------        -------         -----
Net revenue.....................     78,330          79,927                                        3,363
                                    -------        --------        -------        -------        -------         -----
Operating expenses:
Casino..........................     70,184
Room............................                     13,632
Food and beverage...............                     11,606
Retail and other................                      4,238                                        2,508
Provision for doubtful accounts
  and discounts.................      3,764             830
Selling, general and
  administrative................      2,168          29,863
Rental expense..................        725           2,239                                          553
Depreciation and amortization...         52          13,588                                        1,213
                                    -------        --------        -------        -------        -------         -----
                                     76,893          75,996                                        4,274
                                    -------        --------        -------        -------        -------         -----
Operating profit (loss) before
  pre-opening expenses..........      1,437           3,931                                         (911)
Pre-opening expenses............        143          21,341
                                    -------        --------        -------        -------        -------         -----
Operating income (loss).........      1,294         (17,410)                                        (911)
                                    -------        --------        -------        -------        -------         -----
Other income (expense):
  Interest income...............        141           2,028
  Interest expense, net of
    amounts capitalized.........                    (39,438)                                      (3,904)
                                    -------        --------        -------        -------        -------         -----
Net income (loss)...............    $ 1,435        $(54,820)       $              $              $(4,815)        $
                                    =======        ========        =======        =======        =======         =====


                                  CONSOLIDATING/
                                   ELIMINATING
                                     ENTRIES        TOTAL
                                  --------------   --------
Revenues:
Casino..........................     $             $ 77,362
Room............................                     48,969
Food and beverage...............                     17,876
Retail and other................      (18,308)       14,442
                                     --------      --------
Total revenue...................      (18,308)      158,649
Less: promotional allowance.....                     15,337
                                     --------      --------
Net revenue.....................      (18,308)      143,312
                                     --------      --------
Operating expenses:
Casino..........................      (18,308)       51,876
Room............................                     13,632
Food and beverage...............                     11,606
Retail and other................                      6,746
Provision for doubtful accounts
  and discounts.................                      4,594
Selling, general and
  administrative................                     32,031
Rental expense..................                      3,517
Depreciation and amortization...                     14,853
                                     --------      --------
                                      (18,308)      138,855
                                     --------      --------
Operating profit (loss) before
  pre-opening expenses..........                      4,457
Pre-opening expenses............                     21,484
                                     --------      --------
Operating income (loss).........                    (17,027)
                                     --------      --------
Other income (expense):
  Interest income...............                      2,169
  Interest expense, net of
    amounts capitalized.........                    (43,342)
                                     --------      --------
Net income (loss)...............     $             $(58,200)
                                     ========      ========

                             LAS VEGAS SANDS, INC.

NOTE 7  SUMMARIZED FINANCIAL INFORMATION (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                   LIDO           MALL          GRAND
                                                               INTERMEDIATE   INTERMEDIATE      CANAL
                                                 VENETIAN        HOLDING        HOLDING       SHOPS MALL        NON-
                                  LAS VEGAS    CASINO RESORT     COMPANY        COMPANY      CONSTRUCTION    GUARANTOR
                                 SANDS, INC.        LLC            LLC            LLC            LLC        SUBSIDIARIES
                                 -----------   -------------   ------------   ------------   ------------   ------------
Net cash provided by (used in)
  operating activities.........    $ (6,119)     $ (10,367)         $             $            $(12,561)      $  8,493
                                   --------      ---------          ---           ----         --------       --------
Cash flows from investing
  activities:
  Proceeds from sale of
    investments................                    115,547
  Construction of Casino
    Resort.....................                   (191,879)                                     (45,431)       (45,710)
  Investments in
    subsidiaries...............                    (37,262)
                                   --------      ---------          ---           ----         --------       --------
Net cash used in investing
  activities...................                   (113,594)                                     (45,431)       (45,710)
Cash flows from financing
  activities:
  Proceeds from preferred
    interest in Venetian.......                     44,431
  Proceeds from Mall
    Construction Loan
    Facility...................                                                                  37,287
  Repayments on Bank Credit
    Facility-term loan.........                     (5,625)
  Proceeds from Bank Credit
    Facility-term loan.........                     34,000
  Repayments on Bank Credit
    Facility-revolver..........                     (9,609)
  Proceeds from Bank Credit
    Facility-revolver..........                     32,006
  Repayments on FF&E Credit
    Facility...................                     (2,931)
  Proceeds from FF&E Credit
    Facility...................                     83,842
  Net increase (decrease) in
    intercompany accounts......      22,429        (43,624)                                      21,107             88
  Proceeds from investment by
    parent company.............
                                   --------      ---------          ---           ----         --------       --------
Net cash provided by financing
  activities...................      22,429        132,490                                       58,394         37,350
                                   --------      ---------          ---           ----         --------       --------
Increase in cash and cash
  equivalents..................      16,310          8,529                                          402            133
Cash and cash equivalents at
  beginning of period..........       1,216          1,025            5              5                5             29
                                   --------      ---------          ---           ----         --------       --------
Cash and cash equivalents at
  end of period................    $ 17,526      $   9,554          $ 5           $  5         $    407       $    162
                                   ========      =========          ===           ====         ========       ========


                                 CONSOLIDATING/
                                  ELIMINATING
                                    ENTRIES         TOTAL
                                 --------------   ---------
Net cash provided by (used in)
  operating activities.........     $      --     $ (20,554)
                                    ---------     ---------
Cash flows from investing
  activities:
  Proceeds from sale of
    investments................                     115,547
  Construction of Casino
    Resort.....................      (283,020)
  Investments in
    subsidiaries...............        37,262
                                    ---------     ---------
Net cash used in investing
  activities...................        37,262      (167,473)
Cash flows from financing
  activities:
  Proceeds from preferred
    interest in Venetian.......        44,431
  Proceeds from Mall
    Construction Loan
    Facility...................                      37,287
  Repayments on Bank Credit
    Facility-term loan.........        (5,625)
  Proceeds from Bank Credit
    Facility-term loan.........                      34,000
  Repayments on Bank Credit
    Facility-revolver..........                      (9,609)
  Proceeds from Bank Credit
    Facility-revolver..........                      32,006
  Repayments on FF&E Credit
    Facility...................                      (2,931)
  Proceeds from FF&E Credit
    Facility...................                      83,842
  Net increase (decrease) in
    intercompany accounts......
  Proceeds from investment by
    parent company.............        37,262       (37,262)
                                    ---------     ---------
Net cash provided by financing
  activities...................       (37,262)      213,401
                                    ---------     ---------
Increase in cash and cash
  equivalents..................                      25,374
Cash and cash equivalents at
  beginning of period..........                       2,285
                                    ---------     ---------
Cash and cash equivalents at
  end of period................     $             $  27,659
                                    =========     =========

                             LAS VEGAS SANDS, INC.

NOTE 8  SUBSEQUENT EVENTS

    Substantial completion of the Casino Resort was achieved on November 12, 1999. This means that as of November 12, 1999, the Casino Resort was fully constructed and operational, with the exception of punchlist items. As required by the Disbursement Agreement and the Sale and Contribution Agreement, on the same day substantial completion was achieved and certain other required conditions were satisfied (all of which were also satisfied on November 12, 1999) (i) LVSI, Venetian and Mall Construction were released from all liability under the Mall Construction Loan Facility, (ii) the Mall Assets were released from the liens under the Bank Credit Facility and the indenture governing the Mortgage Notes, and (iii) the Mall Assets were purchased by the Mall Subsidiary which, as consideration for such purchase, assumed in full the outstanding indebtedness under the Mall Construction Loan Facility.

    On November 12, 1999, the Company entered into various limited waiver agreements (the "Waivers") with the administrative agent and lenders under the Bank Credit Facility, the lender under the Mall Construction Loan Facility, the lender under the FF&E Credit Facility and certain parties to the Disbursement Agreement. Under the Waivers, the various lenders waived certain defaults and events of default (to the extent, if any, they exist or may have existed) arising from the litigation with the Construction Manager, the facts relating to the underlying dispute with the Construction Manager and the mechanics liens that were filed against the Casino Resort. As conditions to the effectiveness of the Waivers, the Company and the Sole Stockholder, among other things
(i) agreed to pay a fee to the lenders under the Bank Credit Facility and the FF&E Credit Facility, (ii) agreed to purchase surety bonds for all of the mechanics liens and cause the title company to provide endorsements ensuring that the deeds of trust under the Bank Credit Facility, the Mall Construction Loan Facility and the Mortgage Notes are free and clear of all mechanics liens, and (iii) agreed that the Sole Stockholder's Completion Guaranty would, notwithstanding the prior agreement of the parties providing for termination of such guaranty upon substantial completion of the Casino Resort, remain in effect until "final completion" (i.e., the completion of all remaining punchlist items and the final resolution or settlement of all disputes with the Construction Manager and subcontractors) and be unlimited in amount with respect to all construction costs arising from scope changes. All of the conditions to the effectiveness of the limited waivers were satisfied on November 12, 1999 and, as a result (i) the Company has access to borrowings under the Revolver, the Completion Guaranty and restricted cash, investments and other project funds held by the disbursement agent under the Disbursement Agreement, (ii) the disbursement agent under the Disbursement Agreement approved and released an advance under the Disbursement Agreement to pay for various project construction costs in the amount of approximately $28.3 million, and (iii) the agent under the FF&E Credit Facility released approximately $6.5 million of lender funds under such facility. The sources of funds for the advance under the Disbursement Agreement included approximately $23.4 million of funds provided by the Sole Stockholder pursuant to his Completion Guaranty (leaving approximately $5.0 million in the cash collateral account that secures the Completion Guaranty) and approximately $4.9 million of restricted cash and investments held by the disbursement agent.

    The Waivers under the Bank Credit Facility and the FF&E Credit Facility also each provide that the Company may incur additional indebtedness up to an aggregate principal amount of $15.0 million, provided that such additional indebtedness (i) may not be secured by any liens on any property or assets owned by the Company or by any other direct or indirect equity interests in the Company, and (ii) will be subordinated to all indebtedness under the Senior Debt (as defined below).

                             LAS VEGAS SANDS, INC.

NOTE 8  SUBSEQUENT EVENTS (CONTINUED)

    In accordance with its terms, advances made under the Completion Guaranty up to $25.0 million are treated as a junior loan from the Sole Stockholder to Venetian (the "Completion Guaranty Loan") that is subordinated in right of payment (except as described below) to the indebtedness under the Bank Credit Facility, the Mall Construction Loan Facility, the FF&E Credit Facility, the Mortgage Notes and the Senior Subordinated Notes. The Completion Guaranty Loan matures on November 16, 2005 and bears interest at a rate of 14 1/4% per annum. Although interest may accrue on the Completion Guaranty Loan, no cash payments with respect to such loan may be made until senior indebtedness is repaid, except for payments made from certain construction-related recoveries. As noted above, on November 12, 1999 an advance of approximately $23.4 million was made under the Completion Guaranty and is being treated as a Completion Guaranty Loan.

    Following the transfer of the Mall Assets to the Mall Subsidiary on November 12, 1999, the Sole Stockholder agreed to provide a working capital facility to LVSI in the form of a subordinated note (the "Subordinated Working Capital Note"). Under the Subordinated Working Capital Note, the Sole Stockholder has agreed to provide $15.0 million to LVSI on a revolving basis. The Subordinated Working Capital Note matures on June 1, 2006 and bears interest at a rate of 12% per annum. The Subordinated Working Capital Note is subordinated to all indebtedness under the terms of each of the Bank Credit Facility, the FF&E Credit Facility, the Mortgage Notes and the Subordinated Notes (collectively, the "Senior Debt"). Under the subordination provisions of the Subordinated Working Capital Note, no cash interest payments may be made while any indebtedness is outstanding under the Bank Credit Facility (instead, interest will accrue and be capitalized), and no cash principal payments may be made while any Senior Debt is outstanding. When the indebtedness under the Bank Credit Facility has been repaid, cash interest may be paid on the Subordinated Working Capital Note if no default or event of default exists, or would result from such payment, under any Senior Debt. On November 12, 1999, the Company borrowed $15.0 million under the Subordinated Working Capital Note to fund its working capital requirements (including interest payments under the Senior
Debt).

    On November 12, 1999, the Company paid $30.9 million of interest on the Notes that was due on November 15, 1999.

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

CONSTRUCTION COSTS

    The Company currently estimates that the aggregate construction costs for the Casino Resort will be approximately $1.04 billion (of which virtually all has been paid to date), excluding the HVAC Equipment (as defined below) and land acquisition costs. The construction of the principal components of the Casino Resort was undertaken by the Construction Manager under the Construction Management Agreement. Under the Construction Management Agreement, the Construction Manager agreed to substantially complete the Casino Resort by April 21, 1999. The Construction Management Agreement also provided that the Company and the Construction Manager would establish the Final GMP. The Company and the Construction Manager agreed on a Final GMP for work included within the scope of work of the Construction Manager of $645.0 million. Included within the Final GMP is up to $70.0 million to construct and install certain heating, ventilating and air conditioning equipment (the "HVAC Equipment"). Subject to certain exceptions, under the Construction Management Agreement if the cost of the work covered by such agreement exceeded the amount of the Final GMP plus approved change orders, the Construction Manager agreed to be responsible for such excess costs. As contemplated by the project agreements, certain funds, such as the original $40.0 million general project contingency, realized cost savings, other available funds and the Sole Stockholder's $25.0 million Completion Guaranty have been reallocated, applied or are available to pay for the Final GMP.

    Through July 12, 1999, the Company had paid all construction amounts for which the Construction Manager had submitted proper payment requisitions within the Final GMP. The Construction Manager has asserted that it is entitled to substantial amounts in excess of the Final GMP and that it is entitled to an extension of the guaranteed completion date of April 21, 1999. The Company believes that the Construction Manager's claims are unfounded and that it is entitled to receive a per-day liquidated damages penalty for the Construction Manager's failure to meet the April 21, 1999 guaranteed completion date. As described in "PART II, ITEM 1. LEGAL PROCEEDINGS," Venetian commenced a lawsuit against the Construction Manager and its parent, Bovis, for breach of contract and the Construction Manager has filed a complaint against the Company.

    On August 2, 1999, in connection with the disputes described above, the Construction Manager filed mechanics liens against the Casino Resort for $145.6 million. Subcontractors which performed work at, or furnished labor, materials or equipment to the project have also filed mechanics liens against the Casino Resort for $138.7 million. By early November 1999, the Company had purchased surety bonds for all of the claims underlying these liens (other than approximately $15.0 million of claims with respect to which the Construction Manager purchased bonds). Consequently, virtually all of these liens have been discharged of record, and the remaining liens (less than $1.0 million) should be discharged of record once the required statutory notice period has passed. As a result, there can be no foreclosure of the Casino Resort in connection with the claims of Bovis and its subcontractors. However, the Company will be required to pay or immediately reimburse the bonding company if and to the extent that the underlying claims are judicially determined to be valid. If such claims are not settled, it is likely to take a significant amount of time for their validity to be judicially determined. The Company intends to vigorously defend itself and the Casino Resort in any litigation and lien proceedings.

    On August 9, 1999, the Company notified the insurance companies providing coverage under the Construction Manager's liquidated damages insurance policy (the "LD Policy") that it has a claim under the LD Policy. The LD Policy provides insurance coverage for the failure of the Construction Manager to achieve substantial completion of the portions of the Casino Resort covered by the Construction Management Agreement within 30 days of the April 21, 1999 deadline, with a maximum liability under the LD Policy of $24,062,000 and with coverage being provided for days 31-120 of the delay in the achievement of substantial completion. The Company is in the process of determining when substantial completion, as defined in the LD Policy, occurred so that it can determine the exact amount of its claim under the LD Policy. The Company expects the LD Policy insurers to assert many of the same claims and defenses that the Construction Manager has or will assert in the above-described litigations. Liability under the LD Policy may ultimately be determined by binding arbitration.

    All of the pending litigation described above is in preliminary stages and it is not yet possible to determine its ultimate outcome. If any litigation or other proceedings concerning the claims of the Construction Manager or subcontractors were decided adversely to the Company, such litigation or other lien proceedings could have a material effect on the financial position, results of operations or cash flows of the Company.

    For more information, See "--LIQUIDITY AND CAPITAL RESOURCES" and "PART II,
ITEM 1. LEGAL PROCEEDINGS."

RECENT EVENTS

    Substantial completion of the Casino Resort was achieved on November 12, 1999. This means that as of November 12, 1999, the Casino Resort was fully constructed and operational, with the exception of punchlist items. As required by the Disbursement Agreement and the Sale and Contribution Agreement, on the same day substantial completion was achieved and certain other required conditions were satisfied (all of which were also satisfied on November 12, 1999) (i) LVSI, Venetian and Mall Construction were released from all liability under the Mall Construction Loan Facility, (ii) the Mall Assets were released from the liens under the Bank Credit Facility and the indenture governing the Mortgage Notes, and (iii) the Mall Assets were purchased by the Mall Subsidiary which, as consideration for such purchase, assumed in full the outstanding indebtedness under the Mall Construction Loan Facility.

    On November 12, 1999, the Company entered into the Waivers under the Bank Credit Facility, the Mall Construction Loan Facility, the FF&E Credit Facility and the Disbursement Agreement. Under the Waivers, the various lenders waived certain defaults and events of default (to the extent, if any, they exist or may have existed) arising from the litigation with the Construction Manager, the facts relating to the underlying dispute with the Construction Manager and the mechanics liens that were filed against the Casino Resort. As conditions to the effectiveness of the Waivers, the Company and the Sole Stockholder, among other things (i) agreed to pay a fee to the lenders under the Bank Credit Facility and the FF&E Credit Facility, (ii) agreed to purchase surety bonds for all of the mechanics liens and cause the title company to provide endorsements ensuring that the deeds of trust under the Bank Credit Facility, the Mall Construction Loan Facility and the Mortgage Notes are free and clear of all mechanics liens, and (iii) agreed that the Sole Stockholder's Completion Guaranty would, notwithstanding the prior agreement of the parties providing for termination of such guaranty upon substantial completion of the Casino Resort, remain in effect until "final completion" (i.e., the completion of all remaining punchlist items and the final resolution or settlement of all disputes with the Construction Manager and subcontractors) and be unlimited in amount with respect to all construction costs arising from scope changes. All of the conditions to the effectiveness of the limited waivers were satisfied on November 12, 1999 and, as a result (i) the Company has access to borrowings under the Revolver, the Completion Guaranty, and restricted cash and investments, and other project funds held by the disbursement agent under the Disbursement Agreement, (ii) the disbursement agent under the Disbursement Agreement approved and released an advance under the Disbursement Agreement to pay for various project construction costs in the amount of approximately $28.3 million, and (iii) the agent under the FF&E Credit Facility released approximately $6.5 million of lender funds under such facility.

    The Waivers under the Bank Credit Facility and the FF&E Credit Facility also each provide that the Company may incur additional indebtedness up to an aggregate principal amount of $15.0 million, provided that such additional indebtedness (i) may not be secured by any liens on any property or assets owned by the Company or by any other direct or indirect equity interests in the Company, and (ii) will be subordinated to all indebtedness under the Senior Debt.

    Following the transfer of the Mall Assets to the Mall Subsidiary on November 12, 1999, the Sole Stockholder agreed to provide a working capital facility to LVSI in the form of the Subordinated Working Capital Note. Under the Subordinated Working Capital Note, the Sole Stockholder has agreed to provide $15.0 million to LVSI on a revolving basis. The Subordinated Working Capital Note matures on June 1, 2006 and bears interest at a rate of 12% per annum. The Subordinated Working Capital Note is subordinated to all of the Senior Debt. Under the subordination provisions of the Subordinated Working Capital Note, no cash interest payments may be made while any indebtedness is outstanding under the Bank Credit Facility (instead, interest will accrue and be capitalized), and no cash principal payments may be made while any Senior Debt is outstanding. When the indebtedness under the Bank Credit Facility has been repaid, cash interest may be paid on the Subordinated Working Capital Note if no default or event of default exists, or would result from such payment, under any Senior Debt. On November 12, 1999, the Company borrowed $15.0 million under the Subordinated Working Capital Note to fund its working capital requirements (including interest payments under the Senior Debt).

    On November 12, 1999, the Company paid $30.9 million of interest on the Notes that was due on November 15, 1999.

OPERATING RESULTS

    NINE MONTHS ENDED SEPTEMBER 30, 1999

    For the nine month period ended September 30, 1999, the Company produced net revenues of $143.3 million of which $77.4 million and $49.0 million represented casino and gross hotel revenues, respectively. Revenues from table games and slots were $41.8 million and $34.9 million, respectively. Operating profit before interest, depreciation, amortization, rental expense and pre-opening expenses was $22.8 million.

    THREE MONTHS ENDED SEPTEMBER 30, 1999

    For the three month period ended September 30, 1999, the Company produced net revenues of $100.3 million. Casino revenues totaled $52.7 million and included table games and slots revenues of $29.6 and $22.5, respectively. Hotel revenues were $35.3 million during the fiscal quarter. Operating profit before interest, depreciation, amortization, rental expense and pre-opening expenses was $21.0 million.

    The Company has improved operating results for its most recent fiscal quarter. Currently 3,030 of the Casino Resort's rooms are available for use. In July, a traditionally slow month in Las Vegas, the Company's occupancy rate was 85% with an average daily room rate of $127. For August and September, occupancy was 92% with average daily room rates of $145 and $162, respectively.

    During each month of its third quarter, the Company experienced increases in slot machine handle and per unit per day win amounts over the previous month. The Company's table games win percentages during the months of July, August and September were 19.1%, 12.9% and 17.3%. The table games win percentage for the months of August and September was significantly lower than the Company's budget and industry averages. In addition to the low table games win percentage, the operating margin was impacted by other factors, including the construction delays described above.

    The Company anticipates that its operating results will improve in the next quarter. In October 1999, the occupancy rate for the Casino Resort was 89% with an average daily room rate of $184. As of November 1, 1999, 59 of the 74 tenant spaces in the Mall were occupied, and the Company anticipates 95% occupancy of the Mall tenant spaces by the end of December 1999.

OTHER FACTORS AFFECTING EARNINGS

    The Company incurred pre-opening expenses of $21.5 million during the six month period ended June 30, 1999. No pre-opening expenses were incurred during the three month period ended September 30, 1999. From the inception of the project through June 30, 1999, the Company expensed $30.2 million for pre-opening activities. Pre-opening expenses included payroll, advertising, professional services and other general and administrative expenses related to the opening of the Casino Resort.

    Interest income decreased by $3.6 million and $12.5 million for the three month and nine month periods ended September 30, 1999 versus the same periods of 1998 as a result of expending the proceeds from the sale of the Notes to fund construction expenses of the Casino Resort. The Company did not capitalize any interest during the three month period ended September 30, 1999, but did capitalize $11.4 million of interest during the same period of 1998.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1999 and December 31, 1998, the Company held cash and cash equivalents of $27.7 million and $2.3 million, respectively. On such dates, the Company also held restricted cash and investments of $18.4 million and $133.9 million, respectively. Net cash used in operating activities for the first nine months of 1999 was $20.6 million, compared with $9.8 million for the same period in 1998.

    Capital expenditures during the first nine months of 1999 were $283.0 million, consisting of construction of the Casino Resort. Of the cost expended or incurred during the first nine months of 1999, $66.0 million, $37.3 million and $83.8 million were drawn from the Bank Credit Facility (including $32.0 million under the Revolver), the Mall Construction Loan Facility and the FF&E Credit Facility, respectively. The balance of the capital expenditures represents proceeds from the Notes and reduction of accruals for construction payables.

    As of September 30, 1999, the Company estimated that approximately $45.0 million of the total project cost of approximately $1.04 billion, excluding the HVAC Equipment and land acquisition costs, remained to be paid. On November 12, 1999, approximately $34.8 million of the outstanding project payables were paid or funded into lender escrow accounts under the Disbursement Agreement and the FF&E Credit Facility. The sources of such payments were $11.4 million of restricted cash and $23.4 million of advances from the owner guaranty account under the Completion Guaranty. The $23.4 million of funds advanced under the Completion Guaranty is treated as a junior subordinated loan from the Sole Stockholder to Venetian. See Note 8. "--Subsequent Events" to the Financial Statements. The remaining project payables for the Casino Resort are expected to be funded from restricted cash and investments available under the Disbursement Agreement and the FF&E Credit Facility.

    Assuming the Company is not obligated to pay for the Construction Manager's or its subcontractors' asserted claims in excess of the Final GMP amount, the funds provided by the above sources are expected to be sufficient to liquidate the remaining project payables. If there are any additional delay costs and construction cost overruns, or if the Company is required to pay any of the asserted claims of the Construction Manager and its subcontractors, the Company may use cash received from the following sources to fund such costs, cost overruns and claims: (i) the LD Policy for costs of certain construction delays and the proceeds of other (e.g., casualty) insurance policies, (ii) the Construction Manager, Bovis and its ultimate parent corporation, Peninsular and Oriental Steam Navigation Company ("P & O"), pursuant to the Construction Management Agreement, a guaranty of the Construction Management Agreement by Bovis and a guaranty of Bovis's obligation under such guaranty by P & O, respectively, (iii) third parties, pursuant to their liability to the Company under their agreements with the Company, (iv) amounts received from the Phase II Subsidiary for shared facilities designed and constructed to accommodate the operations of the Casino Resort and the Phase II Resort, or for the purchase of machinery and equipment that will be used for the construction of the Phase II Resort, (v) the Sole Stockholder, pursuant to his liability under the Completion Guaranty, (vi) borrowings under the Revolver, (vii) additional debt or equity financings as described below, and (viii) operating cash flow. If the Company were required to pay substantial additional construction costs, cost overruns and claims, and if it were unable to raise or obtain the funds from the sources described above, there could be a material adverse effect on the Company.

    The Completion Guaranty provides that, subject to certain conditions and limitations, if available funds are not sufficient to fund all construction and development costs, the Sole Stockholder is obligated to fund excess costs up to a maximum aggregate amount of $5.0 million (after giving effect to the $23.4 million Completion Guaranty payment described above), provided that such maximum aggregate amount does not apply with respect to all excess costs attributable to scope changes. The Sole Stockholder's obligation to fund such excess construction and development costs under the Completion Guaranty is collateralized by the remaining $5.0 million of cash or cash equivalents pledged to and held by the disbursement agent under the Disbursement Agreement.

    Because the Company could not access the Revolver or any project funds from August 3, 1999 to November 12, 1999 while mechanics liens against the Casino Resort were outstanding, the Sole Stockholder contributed $7.1 million to Venetian in return for a Series B Preferred Interest during the third quarter for working capital purposes. Also, during the second quarter of 1999, the Company received $37.3 million from the Phase II Subsidiary (which was funded from indirect equity contributions by the Sole Stockholder through Venetian as a Series B Preferred Interest) to reimburse the Company for a portion of the shared facilities costs between the Casino Resort and the Phase II Resort.

    For the next twelve months, the Company expects to fund its operations and debt service requirements from (i) operating cash flow, (ii) borrowings under the Revolver portion of the Bank Credit Facility, and (iii) proceeds from the Subordinated Working Capital Note. As of September 30, 1999, $31.2 million of the $40.0 million Revolver under the Bank Credit Facility was drawn. Prior to the end of 1999, the Company expects to refinance the Mall Construction Loan Facility as described under "--MALL SUBSIDIARY AND TRANSFER OF MALL ASSETS." The Company has significant debt service for payments due during the next twelve months, including principal quarterly payments on its Bank Credit Facility and FF&E Credit Facility aggregating $38.5 million, and interest payments of $33.0 million on the Notes on May 15 and November 15, 2000. To fund these payments from operating cash flow will require the Company to achieve substantially improved operating results. No assurance can be given that the Company will achieve such improved operating results.

    If the Company is required to pay additional construction costs or any of the Construction Manager's or its subcontractors' claims, or if the Company is unable to meet its debt service requirements, the Company will seek, if necessary and to the extent permitted under the Indentures and the terms of the Bank Credit Facility, additional financing through bank borrowings or debt or equity financings. Also, there can be no assurance that new business developments or other unforeseen events will not occur resulting in the need to raise additional funds. There can be no assurance that additional or replacement financing, if needed, will be available to the Company, and, if available, that the financing will be on terms favorable to the Company, or that the Sole Stockholder or any of his affiliates will provide any such financing.

    MALL SUBSIDIARY AND TRANSFER OF MALL ASSETS

    On November 12, 1999, Mall Construction transferred the Mall Assets to the Mall Subsidiary pursuant to the Sale and Contribution Agreement. Upon such transfer, (i) the Mall Assets were released by the trustee under the Mortgage Notes and the agent under the Bank Credit Facility and so were no longer security for the Mortgage Notes or for the indebtedness under the Bank Credit Facility, and (ii) the indebtedness under the Mall Construction Loan Facility was assumed by the Mall Subsidiary, and the Company and its subsidiary guarantors were released from all obligations under such indebtedness.

    To finance the payment in full of the Mall Construction Loan Facility, Goldman Sachs Mortgage Company ("GSMC") and an entity wholly owned by the Sole Stockholder (the "Tranche B Take-out Lender") separately have entered into commitment agreements with the Mall Subsidiary whereby GSMC has agreed to provide debt financing to the Mall Subsidiary of up to $105.0 million (the "Tranche A Take-out Financing") and the Tranche B Take-out Lender has agreed to provide debt financing to the Mall Subsidiary of up to $35.0 million (the "Tranche B Take-out Financing" and, together with the Tranche A Take-out Financing, the "Mall Take-out Financing"). The consummation of the Tranche A Take-out Financing is subject to certain conditions, including delivery of legal opinions (including certain substantive non-consolidation opinions). On
November 12, 1999, GSMC agreed that the litigation with the Construction Manager, any amounts held to be due and payable to the Construction Manager or any subcontractors, and the potential defaults and events of default waived under the Waivers, will not cause a failure of any of the conditions precedent to the consummation of the Tranche A Take-out Financing. The Tranche A Take-out Financing and the Tranche B Take-out Financing is scheduled to occur in December 1999, at which time the Mall Assets will be transferred to a newly-created subsidiary of Mall Subsidiary.

    Because the Mall Subsidiary is not a guarantor of any indebtedness of the Company (other than the Mall Construction Loan Facility and the Mall Take-out Financing with respect to which it is or will be the obligor), creditors of the Company (including the holders of the Notes but excluding the lenders under the Mall Construction Loan Facility and the Mall Take-out Financing) do not have a direct claim against the assets of the Mall Subsidiary. As a result, indebtedness (including the Notes) of the Company (excluding the Mall Subsidiary) is now effectively subordinated to indebtedness of the Mall Subsidiary (including the Mall Construction Loan Facility and the Mall Take-out Financing). The Mall Subsidiary is not restricted by any of the debt instruments of LVSI, Venetian or the Company's subsidiary guarantors (including the Indentures) from incurring any indebtedness. Any indebtedness incurred by the Mall Subsidiary (including the Tranche A Take-out Financing) may include material restrictions on the ability of the Mall Subsidiary to pay dividends or to make distributions or loans to the Company and its subsidiaries.

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

    Because the Phase II Subsidiary will not be a guarantor of the Company's indebtedness, creditors of the Company (including the holders of the Notes) will not have a direct claim against the assets of the Phase II Subsidiary. As a result, the indebtedness of the Company (including the Notes) will be effectively subordinated to indebtedness of the Phase II Subsidiary. The Phase II Subsidiary is not subject to any of the restrictive covenants of the debt instruments of the Company (including, without limitation, the covenants with respect to the limitations on indebtedness and restrictions on the ability to pay dividends or to make distributions or loans to the Company and its subsidiaries). Any indebtedness incurred by the Phase II Subsidiary may include material restrictions on the ability of the Phase II Subsidiary to pay dividends or make distributions or loans to the Company and its subsidiaries.

    However, the debt instruments of the Company limit the ability of LVSI, Venetian or any of their subsidiaries to guarantee or otherwise become liable for any indebtedness of the Phase II Subsidiary. Such debt instruments also restrict the sale or other disposition by the Company and its subsidiaries of capital stock of the Phase II Subsidiary, including the sale of any such capital stock to the Sole Stockholder or any affiliate of the Sole Stockholder. In addition, prior to commencement of construction of the Phase II Resort, Venetian has the right to approve the plans and specifications for the Phase II Resort.

RISK RELATED TO THE SUBORDINATION STRUCTURE OF THE MORTGAGE NOTES

    The Mortgage Notes represent senior secured debt obligations of LVSI and Venetian, secured by second priority liens on the collateral securing the Mortgage Notes (the "Note Collateral"). However, the guarantees of the Mortgage Notes by its subsidiaries, Mall Intermediate and Lido Intermediate (collectively, the "Subordinated Guarantors"), are unsecured, subordinated debt obligations of the guarantors. The structure of these guarantees present certain risks for holders of the Mortgage Notes. For example, if the Note Collateral were insufficient to pay the debt secured by such liens, or such liens were found to be invalid, then holders of the Mortgage Notes would have a senior claim against any remaining assets of LVSI and Venetian. In contrast, because of the subordination provision with respect to the Subordinated Guarantors, holders of the Mortgage Notes will always be fully subordinated to the claims of holders of senior indebtedness of the Subordinated Guarantors.

YEAR 2000

    The Company has purchased and installed new computer hardware and software to operate the Casino Resort. The Company is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the years 1900 and 2000. The Company has established an internal review system to ensure that all new systems purchased and installed to operate the Casino Resort are year 2000 compliant. The new systems have been implemented in connection with the opening of the Casino Resort. The review system includes requiring all computer software vendors to certify in writing that software acquired is year 2000 compliant and to test all new systems for year 2000 compliance. The review system is under the direction of the Casino Resort's Vice President of Information Systems.

    COST

    The total cost associated with required testing of systems to become year 2000 compliant is not expected to be material to the Company's financial position, results of operations or cash flows. Funds for the screening and testing of the new systems are included in the project budget for the purchase of computer systems.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements in this section and elsewhere in this Quarterly Report on Form 10-Q (as well as information included in oral statements or other written statements made or to be made by the Company) constitute "forward-looking statements." Such forward-looking statements include the discussions of the business strategies of the Company and expectations concerning future operations, margins, profitability, liquidity and capital resources. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks associated with entering into a new venture and new construction, competition and other planned construction in Las Vegas, year 2000 risks, government regulation related to the casino industry (including the legalization of gaming in certain jurisdictions, such as Native American reservations in the State of California), leverage and debt service (including sensitivity to fluctuations in interest rates), uncertainty of casino spending and vacationing in casino resorts in Las Vegas, occupancy rates and average daily room rates in Las Vegas, demand for all-suites rooms, the popularity of Las Vegas as a convention and trade show destination, the completion of infrastructure improvements in Las Vegas, including the current expansion of the Las Vegas Convention Center and the recent expansion of McCarran International Airport, litigation risks, including the outcome of the pending disputes with the Construction Manager and subcontractors and general economic and business conditions which may impact levels of disposable income of consumers and pricing of hotel rooms.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company's primary exposure to market risk is interest rate risk associated with its long-term debt. The Company attempts to manage its interest rate risk by managing the mix of its long-term fixed-rate borrowings and variable rate borrowings under the Bank Credit Facility, the Mall Construction Loan Facility and the FF&E Credit Facility, and by use of interest rate cap and floor agreements. The ability to enter into interest rate cap and floor agreements will allow the Company to manage its interest rate risk associated with its variable rate debt. See "--ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--LIQUIDITY AND CAPITAL RESOURCES."

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

    On July 30, 1999, Venetian filed a complaint against the Construction Manager and Bovis in United States District Court for the District of Nevada. The action alleges breach of contract by the Construction Manager of its obligations under the Construction Management Agreement and a breach of contract by Bovis of its obligations under a guaranty of the Construction Management Agreement, including failure to fully pay trade contractors and vendors and failure to meet the April 21, 1999 guaranteed completion date. The suit is intended to ask the courts to require the Construction Manager to pay its contractors, to compensate Venetian for the Construction Manager's failure to perform its duties under the Construction Management Agreement and to pay the Company the agreed upon per-day liquidated damages penalty for failure to meet the guaranteed completion date. Venetian seeks total damages in excess of $50.0 million.

    In response to Venetian's breach of contract claims against the Construction Manager and Bovis, the Construction Manager filed a complaint on August 3, 1999 against Venetian in the District Court of Clark County, Nevada. The action alleges a breach of contract and QUANTUM MERUIT under the Construction Management Agreement and also alleges that the Venetian defrauded the Construction Manager in connection with the construction of the Casino Resort. The Construction Manager seeks damages, attorney's fees and costs and punitive damages. In the lawsuit, the Construction Manager claims that it is owed $145.6 million from Venetian and its affiliates. Based upon its preliminary review of the complaint and the fact that the Construction Manager has not provided Venetian with reasonable documentation to support such claims, the Company believes that the Construction Manager's claims are without merit and intends to vigorously defend itself in any litigation.

    In connection with these disputes, the Construction Manager and its subcontractors filed mechanics liens against the Casino Resort for $145.6 million and $138.7 million, respectively. By early November 1999, the Company had purchased surety bonds for all of the claims underlying these liens (other than approximately $15.0 million of claims with respect to which the Construction Manager purchased bonds). Consequently, virtually all of these liens have been discharged of record, and the remaining liens (less than $1 million) should be discharged of record once the required statutory notice period has passed. As a result, there can be no foreclosure of the Casino Resort in connection with the claims of Bovis and its subcontractors. However, the Company will be required to pay or immediately reimburse the bonding company if and to the extent that the underlying claims are judicially determined to be valid. If such claims are not settled, it is likely to take a significant amount of time for their validity to be judicially determined.

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

    All of the pending litigation described above is in preliminary stages and it is not yet possible to determine its ultimate outcome. If any litigation or other proceedings concerning the claims of the Construction Manager or subcontractors were decided adversely to the Company, such litigation or other lien proceedings could have a material effect on the financial position, results of operations or cash flows of the Company.

    For additional information, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Construction Costs."

    Items 2 Through 5 of Part II are Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) List of Exhibits

EXHIBIT NO.             DESCRIPTION OF DOCUMENT
-----------             -----------------------
        27.1            Financial Data Schedule

    (b) Reports on Form 8-K

    On August 2, 1999, the Company filed a report on Form 8-K announcing the commencement of a lawsuit against Bovis and the Construction Manager.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       LAS VEGAS SANDS, INC.

                                                       By:  /s/ SHELDON G. ADELSON
                                                            -----------------------------------------
                                                            Sheldon G. Adelson
                                                            Chairman of the Board, Chief
                                                            Executive Officer and Director
November 15, 1999

                                                       By:  /s/ HARRY D. MILTENBERGER
                                                            -----------------------------------------
                                                            Harry D. Miltenberger
                                                            Vice President-Finance
                                                            (principal financial and accounting
                                                            officer)
November 15, 1999