Form 10-Q/A
period 1999-09-30
LAS VEGAS SANDS INC
filed 1999-11-18
CIK 850994

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A

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

                    CLASS                            OUTSTANDING AT NOVEMBER 15, 1999
        Common Stock, $.10 par value                          925,000 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             LAS VEGAS SANDS, INC.

Las Vegas Sands, Inc. hereby amends its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999. The amendment is to correct typographical errors contained in the "Non-Guarantor Subsidiaries", "Consolidating/Eliminating Entries" and "Total" columns of the Condensed Statements of Cash Flows included in Note 7--"Summarized Financial Information" to the Financial Statements. This amendment has no impact on our previously reported financial position, operating results, or cash flows.

                             LAS VEGAS SANDS, INC.
                               TABLE OF CONTENTS

                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets at September 30, 1999 and
         December 31, 1998...........................................        1

         Consolidated Statements of Operations for the Three and Nine
         Months Ended September 30, 1999 and September 30, 1998......        2

         Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 1999 and September 30, 1998.............        3

         Notes to Consolidated Financial Statements..................     4-14

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    15-23

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................       24

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings...........................................    25-26

Item 6.  Exhibits and Reports on Form 8-K............................       27

         Signatures..................................................       28

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

                             LAS VEGAS SANDS, INC.

NOTE 7  SUMMARIZED FINANCIAL INFORMATION (CONTINUED)

                       CONDENSED STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                    LIDO           MALL          GRAND
                                                                INTERMEDIATE   INTERMEDIATE      CANAL
                                                  VENETIAN        HOLDING        HOLDING       SHOPS MALL
                                   LAS VEGAS    CASINO RESORT     COMPANY        COMPANY      CONSTRUCTION
                                  SANDS, INC.        LLC            LLC            LLC            LLC
                                  -----------   -------------   ------------   ------------   ------------
Revenues:
Casino..........................    $77,362        $               $              $              $
Room............................                     48,969
Food and beverage...............                     17,876
Retail and other................        968          28,419                                        3,363
                                    -------        --------        -------        -------        -------
Total revenue...................     78,330          95,264                                        3,363
Less: promotional allowance.....                     15,337
                                    -------        --------        -------        -------        -------
Net revenue.....................     78,330          79,927                                        3,363
                                    -------        --------        -------        -------        -------
Operating expenses:
Casino..........................     70,184
Room............................                     13,632
Food and beverage...............                     11,606
Retail and other................                      4,238                                        2,508
Provision for doubtful accounts
  and discounts.................      3,764             830
Selling, general and
  administrative................      2,168          29,863
Rental expense..................        725           2,239                                          553
Depreciation and amortization...         52          13,588                                        1,213
                                    -------        --------        -------        -------        -------
                                     76,893          75,996                                        4,274
                                    -------        --------        -------        -------        -------
Operating profit (loss) before
  pre-opening expenses..........      1,437           3,931                                         (911)
Pre-opening expenses............        143          21,341
                                    -------        --------        -------        -------        -------
Operating income (loss).........      1,294         (17,410)                                        (911)
                                    -------        --------        -------        -------        -------
Other income (expense):
  Interest income...............        141           2,028
  Interest expense, net of
    amounts capitalized.........                    (39,438)                                      (3,904)
                                    -------        --------        -------        -------        -------
Net income (loss)...............    $ 1,435        $(54,820)       $              $              $(4,815)
                                    =======        ========        =======        =======        =======


                                      NON-       CONSOLIDATING/
                                   GUARANTOR      ELIMINATING
                                  SUBSIDIARIES      ENTRIES        TOTAL
                                  ------------   --------------   --------
Revenues:
Casino..........................      $             $             $ 77,362
Room............................                                    48,969
Food and beverage...............                                    17,876
Retail and other................                     (18,308)       14,442
                                      -----         --------      --------
Total revenue...................                     (18,308)      158,649
Less: promotional allowance.....                                    15,337
                                      -----         --------      --------
Net revenue.....................                     (18,308)      143,312
                                      -----         --------      --------
Operating expenses:
Casino..........................                     (18,308)       51,876
Room............................                                    13,632
Food and beverage...............                                    11,606
Retail and other................                                     6,746
Provision for doubtful accounts
  and discounts.................                                     4,594
Selling, general and
  administrative................                                    32,031
Rental expense..................                                     3,517
Depreciation and amortization...                                    14,853
                                      -----         --------      --------
                                                     (18,308)      138,855
                                      -----         --------      --------
Operating profit (loss) before
  pre-opening expenses..........                                     4,457
Pre-opening expenses............                                    21,484
                                      -----         --------      --------
Operating income (loss).........                                   (17,027)
                                      -----         --------      --------
Other income (expense):
  Interest income...............                                     2,169
  Interest expense, net of
    amounts capitalized.........                                   (43,342)
                                      -----         --------      --------
Net income (loss)...............      $             $             $(58,200)
                                      =====         ========      ========

                             LAS VEGAS SANDS, INC.

NOTE 7  SUMMARIZED FINANCIAL INFORMATION (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                   LIDO           MALL          GRAND
                                                               INTERMEDIATE   INTERMEDIATE      CANAL
                                                 VENETIAN        HOLDING        HOLDING       SHOPS MALL        NON-
                                  LAS VEGAS    CASINO RESORT     COMPANY        COMPANY      CONSTRUCTION    GUARANTOR
                                 SANDS, INC.        LLC            LLC            LLC            LLC        SUBSIDIARIES
                                 -----------   -------------   ------------   ------------   ------------   ------------
Net cash provided by (used in)
  operating activities.........    $ (6,119)     $ (10,367)         $             $            $(12,561)      $  8,493
                                   --------      ---------          ---           ----         --------       --------
Cash flows from investing
  activities:
  Proceeds from sale of
    investments................                    115,547
  Construction of Casino
    Resort.....................                   (191,879)                                     (45,431)       (45,710)
  Investments in
    subsidiaries...............                    (37,262)
                                   --------      ---------          ---           ----         --------       --------
Net cash used in investing
  activities...................                   (113,594)                                     (45,431)       (45,710)
Cash flows from financing
  activities:
  Proceeds from preferred
    interest in Venetian.......                     44,431
  Proceeds from Mall
    Construction Loan
    Facility...................                                                                  37,287
  Repayments on Bank Credit
    Facility-term loan.........                     (5,625)
  Proceeds from Bank Credit
    Facility-term loan.........                     34,000
  Repayments on Bank Credit
    Facility-revolver..........                     (9,609)
  Proceeds from Bank Credit
    Facility-revolver..........                     32,006
  Repayments on FF&E Credit
    Facility...................                     (2,931)
  Proceeds from FF&E Credit
    Facility...................                     83,842
  Net increase (decrease) in
    intercompany accounts......      22,429        (43,624)                                      21,107             88
  Proceeds from investment by
    parent company.............                                                                                 37,262
                                   --------      ---------          ---           ----         --------       --------
Net cash provided by financing
  activities...................      22,429        132,490                                       58,394         37,350
                                   --------      ---------          ---           ----         --------       --------
Increase in cash and cash
  equivalents..................      16,310          8,529                                          402            133
Cash and cash equivalents at
  beginning of period..........       1,216          1,025            5              5                5             29
                                   --------      ---------          ---           ----         --------       --------
Cash and cash equivalents at
  end of period................    $ 17,526      $   9,554          $ 5           $  5         $    407       $    162
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

    THREE MONTHS ENDED SEPTEMBER 30, 1999

    For the three month period ended September 30, 1999, the Company produced net revenues of $100.3 million. Casino revenues totaled $52.7 million and included table games and slots revenues of $29.6 and $22.5, respectively. Hotel revenues were $35.5 million during the fiscal quarter. Operating profit before interest, depreciation, amortization, rental expense and pre-opening expenses was $21.0 million.

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

                             LAS VEGAS SANDS, INC.

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

                             LAS VEGAS SANDS, INC.

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

                             LAS VEGAS SANDS, INC.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       LAS VEGAS SANDS, INC.

                                                       By:  /s/ SHELDON G. ADELSON
                                                            -----------------------------------------
                                                            Sheldon G. Adelson
                                                            Chairman of the Board, Chief
                                                            Executive Officer and Director
November 18, 1999

                                                       By:  /s/ HARRY D. MILTENBERGER
                                                            -----------------------------------------
                                                            Harry D. Miltenberger
                                                            Vice President-Finance
                                                            (principal financial and accounting
                                                            officer)
November 18, 1999