Form 10-K
period 1999-12-31
LAS VEGAS SANDS INC
filed 2000-03-30
CIK 850994

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1999

                                  -----------

                        Commission File Number 333-42147

                              LAS VEGAS SANDS, INC.
               Incorporated pursuant to the Laws of Nevada State

                                   ----------

                 IRS -- Employer Identification No. 04-3010100

        3355 Las Vegas Boulevard South, Room 1A, Las Vegas, Nevada 89109
                                 (702) 414-1000

                                   ----------

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of registrant as of March 30, 2000 was $0.

The Company had 925,000 shares of Common Stock outstanding as of March 30, 2000.

================================================================================

                              Las Vegas Sands, Inc.

                                Table of Contents

                                     Part I

Item 1.      Business ...................................................1
Item 2.      Properties ................................................18
Item 3.      Legal Proceedings .........................................19
Item 4.      Submission of Matters to a Vote of
             Security Holders ..........................................20

                                     Part II

Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters .......................................21
Item 6.      Selected Financial Data ...................................22
Item 7.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations .............23
Item 7A.     Quantitative and Qualitative Disclosures
             About Market Risk .........................................29
Item 8.      Financial Statements and Supplementary Data ...............30
Item 9.      Changes In and Disagreements With Accountants
             On Accounting and Financial Disclosure ....................49

                                    Part III

Item 10.     Directors and Executive Officers of the Registrant ........50
Item 11.     Executive Compensation ....................................51
Item 12.     Security Ownership of Certain Beneficial Owners and
             Management ................................................53
Item 13.     Certain Relationships and Related Transactions ............54

                                     Part IV

Item 14.     Exhibits, Financial Statement Schedules and Reports
             on Form 8-K ...............................................57
             Signatures ................................................61

                                     PART I

ITEM 1. -- BUSINESS

General
-------

      Las Vegas Sands, Inc. ("LVSI") and its subsidiaries (collectively, the "Company") own and operate the Venetian Casino Resort (the "Casino Resort"), a Renaissance Venice-themed resort situated at one of the premier locations on the Las Vegas Strip (the "Strip"). The Casino Resort is located across from The Mirage and the Treasure Island Hotel and Casino at the site of the former Sands Hotel and Casino (the "Sands"). The Casino Resort includes the first all-suites hotel on the Strip with 3,036 suites (the "Hotel"); a gaming facility of approximately 116,000 square feet (the "Casino"); an enclosed retail, dining and entertainment complex of approximately 445,000 net leasable square feet (the "Mall"); and a meeting and conference facility of approximately 500,000 square feet (the "Congress Center"). The Casino Resort is physically connected to the approximately 1.15 million square foot Sands Expo and Convention Center (the "Expo Center"), one of the largest facilities in the United States specifically designed for trade shows and conventions. Management believes that the combined facilities of the Casino Resort and the Expo Center (which is separately owned by an affiliate of the Company) is one of the largest hotel and meeting complexes in the United States. Ground breaking for the Casino Resort occurred in April 1997, the Casino Resort opened on May 4, 1999, the Mall opened on June 19, 1999 and substantial completion was achieved on November 12, 1999.

        LVSI was incorporated in 1988 under the laws of the State of Nevada. In April 1989, LVSI acquired the Sands from MGM Grand. LVSI owned and operated the Sands from April 1989 to June 1996 when operations ceased to begin demolition and construction of the Casino Resort. LVSI is the managing member and owner of 100% of the common equity of Venetian Casino Resort, LLC ("Venetian"). Venetian is the owner and operator of the Hotel and Congress Center, and the owner of the Casino. Under a casino lease (the "Casino Lease"), Venetian leases the Casino to LVSI, which conducts all gaming operations in the Casino Resort. Grand Canal Shops Mall Subsidiary, LLC, an indirect subsidiary of LVSI (the "New Mall Subsidiary"), owns and operates the Mall. The executive offices of LVSI are located at 3355 Las Vegas Boulevard South, Room 1A, Las Vegas, Nevada 89109 and its phone number is (702) 414-1000.

      This Annual Report on Form 10-K contains certain forward-looking statements. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Special Note Regarding Forward-Looking Statements."

The Casino Resort
-----------------
        The Hotel
        ---------

        The Hotel has 3,036 single and multiple bedroom suites situated in a 35-story, three-winged tower rising above the Casino. The lobby features a 65-foot domed ceiling decorated with Venetian-themed fresco-style paintings, a main passageway formed by a barrel-vaulted ceiling carried on ornamental columns, and a replica of the unique three dimensional-style marble floors found in Venetian palaces.

        A typical Hotel suite approximates 655 to 735 square feet, consisting of a raised sleeping area and bathroom and a sunken living/working area. The suite's bi-level configuration creates a multi-function living space in which guests can sleep, work or entertain and includes two queen-size beds or one king-size bed, a writing desk, dual-line speaker phones, a fax machine and a sitting area. Approximately 318 of the suites are of larger size for use by gaming customers.

      The Hotel leases space to eight restaurants that are located adjacent to the Casino and five other food outlets located in a Venetian-style market food court located at the casino level of the Hotel. Live entertainment is offered at the 50,000 square foot entertainment complex, "C2K". In addition, the Hotel provides a variety of amenities for its guests, including a state-of-the-art health spa, operated by Canyon Ranch, with massage and treatment rooms, exercise and fitness areas. The Hotel also features an outdoor swimming complex (including three pools, spas, pool bars and cabanas) surrounded by gardens, waterways, fountains and sculptures. The Hotel has been designed to accommodate future expansion, including a 1,500-seat showcase theater.

       The Casino
       ----------

      The Casino has 116,000 square feet and is situated adjacent to the Hotel lobby. The Casino floor is accessible from each of the Hotel, the Mall, the Congress Center, the Expo Center and the Strip. The Casino is marketed to attract a broad base of patrons, with a specific focus on frequent premium gaming customers. The Company markets the Casino directly to this gaming market segment using database-marketing techniques, slot clubs and traditional incentives, such as reduced room rates and complimentary meals and suites. The Company offers "high roller" gaming customers premium suites and special hotel services.

       The Casino and its adjacent amenities are stylized to resemble a Venetian "palazzo," with architectural and interior design features representative of Venice's Renaissance era. The ceiling in the table games area feature fresco-style paintings of Venetian palaces. The gaming facilities include approximately 2,150 slot machines of various denominations, including popular multi-property, linked progressive games. A high-end slot area, with a private lounge, provides slot customers with premium slot products and services. The Casino's approximately 119 table games (excluding baccarat tables) feature the traditional games of blackjack, craps and roulette, Asian games, such as "Pai Gow" and "Pai Gow Poker," and popular progressive table games, such as "Caribbean Stud Poker" and "Let It Ride." In addition, the Casino offers gaming customers an upscale sportsbook room, a poker area and an upscale baccarat pit with 4 baccarat tables. The baccarat pit is specially designed for premium, "high roller" gaming, with baccarat, blackjack and roulette, direct access to private cash-out windows at the Casino cage and direct access to the Casino's credit department.

       The Mall
       --------

       The Mall offers approximately 445,000 net leasable square feet of shopping, dining and entertainment space located (i) on two levels within the Casino Resort's main structure, between the Casino level and the Hotel tower, and (ii) in a separate approximately 38,000 square foot retail annex adjacent to the Casino Resort's main structure and accessible from the Strip. The Mall includes six dining establishments, five food court outlets and 60 retail stores. Visitors and guests can enter the Mall from several different directions, including from the Strip via a moving sidewalk, from the main gaming area of the Casino via escalators, from the Expo Center through the Congress Center, and directly from the Hotel.

       The Mall offers an array of quality dining experiences, including upscale restaurants that offer international and American regional cuisines. The Mall's retail offerings include exclusive showcase boutiques, popular brand name mid-priced stores and themed entertainment concepts. The restaurants and stores are set along an approximately one-quarter mile Venetian-themed streetscape and front on the Venetian-themed canal running its length and grouped in "piazza"-style settings. Store and restaurant facades are designed to project the Venetian theme.

         Expo Center and the Congress Center
         -----------------------------------

        With over 1.15 million gross square feet of exhibit and meeting space, including four exhibit halls and 20 meeting rooms, the existing separately owned and operated Expo Center is one of the largest trade show and convention facilities in the United States (as measured by net leasable square footage). As part of the Casino Resort, the Company owns and operates the Congress Center, an approximately 500,000 gross square foot meeting and conference facility which links the Expo Center and the rest of the Casino Resort. The Congress Center includes an approximately 80,000 square foot column-free "Venetian Ballroom," an approximately 13,500 square foot "Palazzo Ballroom" and a meeting complex of 42 individual rooms which can be combined to create three additional ballrooms. Together, the Expo Center and the Congress Center offer nearly 1.65 million square feet of state-of-the-art exhibition and meeting facilities, which can be configured to provide 108 meeting rooms or accommodate large-scale multi-media events. Management markets the Congress Center to complement the operations of the Expo Center by target marketing the Congress Center for business conferences and upscale business events typically held during the mid-week period. The Company markets the Congress Center to generate room night demand during the move-in/move-out phases of Expo Center events. The Company's goal is to draw from attendees and exhibitors at Expo Center events and from attendees of Congress Center events to maintain weekday room-night demand at the Hotel from this higher budget market segment, when room demand would otherwise be derived from the lower budget tour and travel group market segment.

       In 1999, approximately 1,168,000 visitors attended trade shows and conventions at the Expo Center during 123 show days. The Expo Center hosted 17 events on the 1999 Trade Show Week 200 list of the largest trade shows in the United States in 1999, including the COMDEX Fall Trade Show, the Spring and Fall Western Shoe Show and JCK Jewelry Show, as well as the convention of National Association of Broadcasters, the Automotive Service Industry Association Week and the International Consumer Electronics Show, each of which were multiple location events.

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

      Venetian, the New Mall Subsidiary and Interface are parties to an Amended and Restated Reciprocal Easement, Use and Operating Agreement (the "Cooperation Agreement") which, among other things, provides for the integrated operation of all the facilities. Under the Cooperation Agreement, Interface, the New Mall Subsidiary and Venetian allocate expenses shared by the Expo Center and the Casino Resort. In addition, the Company and Interface jointly market the Hotel and Casino, the Mall, the Congress Center and the Expo Center. The Cooperation Agreement provides that until December 31, 2010, Interface will use commercially reasonable efforts to have the Hotel designated as the "headquarters hotel" for trade show and convention events at the Expo Center, and the Company will use commercially reasonable efforts to promote the use and occupancy of the Expo Center. In order to obtain the Casino Resort's "headquarters hotel" designation, the Company has agreed with Interface that, except under certain circumstances, trade shows of the type generally held at the Expo Center will not be held in the Congress Center. It should be noted that trade show and convention promoters are under no obligation to select the Casino Resort as the "headquarters hotel" for their events. See "Item 13 - Certain Relationships and Related Transactions
- Cooperation Agreement."

Business and Marketing Strategy
-------------------------------

      The Company's business strategy is to (i) operate a "must-see" destination resort at a premier location at the heart of the Strip, (ii) provide a differentiated superior all-suites product, (iii) capitalize on the link to the Expo Center and the Congress Center, (iv) utilize the Casino Resort's unique assets and facilities to appeal to a higher budget customer mix, (v) use the Casino Resort's themed facilities and location to generate Casino revenues and
(vi) target premium gaming customers.

      Create a "Must-See" Destination Casino Resort at the Heart of the Las
      ---------------------------------------------------------------------
Vegas Strip
-----------

      The Casino Resort, with its extensive theming, dining, shopping and entertainment, is a "must-see" destination resort located at the heart of the Strip. The Casino Resort is operated to provide visitors with the sense of being surrounded by the festivity and splendor of Renaissance Venice's architecture, music, art and history. The Venetian-themed setting along the Casino Resort's frontage on the Strip includes waterways, gondolas, and replicas of Venetian landmarks, such as the Doge's Palace, the Rialto Bridge, the Ca Doro and the Campanile Tower. The Mall features a one-quarter mile Venetian streetscape, with intimate "piazza"-style settings and a 630-foot canal running its length, with gondolas and waterside cafes and crossed by authentically styled Venetian bridges.

       The Casino Resort has approximately 740 feet of frontage on the east side of the Strip and is located next to Harrah's and across from some of the most visited casino resorts and attractions on the Strip, including The Mirage, the Treasure Island Hotel and Casino and The Forum Shops at Caesars Palace Hotel.

        Provide a Differentiated Superior All-Suites Product
        ----------------------------------------------------

      The Hotel offers the only all-suites product with first-class services and facilities on the Strip. In management's experience, business and leisure travelers consider suites desirable, superior accommodations. For business travelers, the Hotel's suites, which accommodate informal business meetings and social gatherings, offer guests a unique, single location in which to work and entertain in close proximity to the Expo Center and the Strip. Leisure travelers appreciate both the Hotel's spacious suites and extensive facilities. The Company believes that the all-suites format, together with the Casino Resort's many other unique attributes, result in a highly differentiated resort product, and provide a competitive advantage over other Strip hotel/casino properties and resorts.

       The typical Hotel suite ranges in size from approximately 655 square feet to 735 square feet (compared to 360 to 400 square feet on average for a standard room in competing facilities on the Strip), and consists of a sunken living/working area and a raised sleeping area with a marble bathroom. The suite living/working areas include a sitting area and a writing desk and offer business amenities such as dual-line speakerphones, a fax machine and dataport access. The bathrooms are oversized, featuring a separate bathtub and shower, dual sinks and a phone. In addition, the Hotel offers larger suites, including the "Presidential" and penthouse suites.

       Capitalize on the Link to the Expo Center and the Congress Center
       -----------------------------------------------------------------

       The Casino Resort is the first themed entertainment resort in Las Vegas designed specifically to accommodate large-scale trade shows, conventions, conferences and meetings. The Expo Center and the Congress Center provide recurring, predictable demand for mid-week room nights from business travelers. During 1999, approximately 1,168,000 visitors attended trade shows and conventions at the Expo Center. Pursuant to the Cooperation Agreement, the owner of the Expo Center markets the Casino Resort to promoters of Expo Center trade show conventions and other events as the "headquarters hotel" for such events. The Casino Resort offers attendees of events at the Expo Center and the Congress Center the most convenient hotel accommodations in Las Vegas.

      Appeal to a Higher Budget Customer Mix
      --------------------------------------

      Management markets the Casino Resort to attract higher budget business travelers and free and independent travelers, resulting in a higher budget customer mix both on weekdays and weekends. By appealing to customers in these market segments, the Company has reduced its reliance on the lower-budget tour and travel market. Management believes that business travelers typically pay more for rooms and spend more on entertainment than weekday customers in other categories, such as tour groups. Management believes that the Casino Resort's central location adjacent to the Expo Center and the Strip and its all-suites hotel product will allow it to compete effectively for the higher budget mid-week trade show, convention and meeting attendees. On both weekdays and weekends, the all-suites product at the Hotel appeals to free and independent leisure travelers and "high-roller" gaming customers, also segments of the travel market that spend more on rooms and entertainment.

      Use the Casino Resort's Themed Facilities and Location to Generate Casino
      -------------------------------------------------------------------------
Revenues
--------

      Management believes the Casino captures gaming revenues from (i) the foot traffic generated by Expo Center and Congress Center events, (ii) Hotel guests,
(iii) the foot traffic generated by shoppers and diners at the Mall and (iv) visitors attracted to the Casino Resort's unique, Venetian-themed facilities. The Casino Resort includes a concentration of some of the finest restaurants in Las Vegas, brand name and exclusive boutique shopping, and themed entertainment concepts. Restaurants are leased and operated by several well-known restaurateurs, such as Wolfgang Puck, to operate their "signature" restaurants at the Casino Resort. In addition, the Casino Resort has leased out a 50,000 square foot entertainment complex, "C2K", located partly in the Mall and partly in the Hotel. The combination of brand name awareness and extensive theming generates significant foot traffic for the Casino Resort. The Casino Resort has been designed so that foot traffic from the Strip, the Expo Center, the Congress Center and the Hotel are funneled through the Casino floor in order to attract and retain a broad base of Casino patrons.

       Target Premium Gaming Customers
       -------------------------------

       Management believes that the Casino Resort's all-suites product, themed atmosphere and amenities offer gaming customers a unique Las Vegas experience. The Company markets the Casino to frequent premium gaming customers. In particular, the Company seeks to attract "high roller" gaming customers by offering premium suites and special hotel services. Because of the all-suites format in the Hotel, the Casino Resort is able to offer many gaming customers complementary suites (considered premium accommodations in Las Vegas) during high occupancy periods such as weekends and holidays when they would not otherwise be offered such suites by the Company's competitors. The Company believes that the premium gaming customer is a significant market segment that has been inadequately addressed by the Casino Resort's competitors. The Casino Resort is the first all-suites resort on the Strip with facilities and amenities designed from inception to attract and serve premium gaming customers.

 The Las Vegas Market
 --------------------

      Las Vegas is one of the fastest growing and largest entertainment markets in the country. Las Vegas hotel occupancy rates are among the highest of any major market in the United States. According to the Las Vegas Convention and Visitors Authority ("LVCVA"), the number of visitors traveling to Las Vegas has increased at a steady and significant rate for the last ten years from 18.1 million visitors in 1989 to 33.8 million visitors in 1999, a compound annual growth rate of 5.3%. In addition, the population of Las Vegas has grown from approximately 863,000 in 1990 to approximately 1,321,319 in 1999, a compound growth rate of 4.8%. Management believes that the growth in the Las Vegas market has been enhanced as a result of a dedicated program by the LVCVA and major Las Vegas hotels to promote Las Vegas as a major vacation and convention site, the increased capacity of McCarran International Airport and the introduction of large, themed destination resorts in Las Vegas.

      Las Vegas as a Trade Show, Convention and Meeting Destination
      -------------------------------------------------------------

      In 1999, Las Vegas was the most popular trade show destination (with a 25% market share of the Trade Show Week 200 Shows in terms of net square footage) and the fourth most popular convention destination in the United States. In 1989, approximately 1.5 million persons attended trade shows and conventions in Las Vegas and spent approximately $1.1 billion. In 1999, the number of trade show and convention attendees had increased to more than 3.8 million and the amount spent by trade show and convention attendees was approximately $4.0 billion.

       Trade shows are held for the purpose of getting sellers and buyers of products or services together for the purpose of conducting business. Trade shows differ from conventions in that trade shows typically require substantial amounts of space for exhibition purposes and circulation. Conventions generally are group gatherings of companies or groups that require less space for breakout meetings and general meetings of the overall group. Las Vegas offers trade shows and conventions a unique infrastructure for handling the world's largest shows, including the concentration of 45,000 hotel rooms located on the Strip, two convention centers (the Las Vegas Convention Center and the Expo Center) with a total of approximately 3.0 million square feet of convention and exhibition space, convenient air service from major cities throughout the United States and other countries and significant entertainment opportunities. Plans have been announced for the addition of 1.0 million square feet of meeting and convention space to the Las Vegas Convention Center. The expansion of the Las Vegas Convention Center is expected to bring convention and exhibit space in Las Vegas to over 4.5 million square feet. In addition, The MGM Grand Hotel and Casino has constructed a conference and meeting facility of approximately 300,000 gross square feet. Management believes that Las Vegas will continue to evolve as the country's preferred trade show and convention destination.

       Expanding Hotel Market
       ----------------------

       During 1999, Las Vegas was among the most popular vacation destinations in the United States. Las Vegas has experienced a period of rapid hotel development with the number of hotel and motel rooms in Las Vegas increasing by 84%, from 67,391 in 1989 to 120,000 in 1999. Other major properties on the Strip opened during 1998 and 1999 include The Bellagio, Paris Casino Resort and
Mandalay Bay Resort. The Company expects that the concentration of quality themed casino hotels and resorts will increase visitor interest in Las Vegas as a business event and vacation destination, and, as a result, increase overall demand for hotel rooms, gaming and entertainment.

      Growth of Las Vegas Retail Sector and Non-Gaming Revenue Expenditures
      ---------------------------------------------------------------------

      An increasing number of destination resorts are developing non-gaming entertainment to complement their gaming activities in order to draw additional visitors. According to the LVCVA, while gaming revenues have increased from $3.4 billion in 1989 to $7.2 billion in 1999, the percentage of an average tourist's budget spent on gaming has declined from 29.0% in 1989 to 26.0% in 1998, with non-gaming tourist revenues increasing from $8.5 billion in 1989 to $18.2 billion in 1998. The newer large themed Las Vegas destination resorts have been designed to capitalize on this development by providing better quality hotel rooms at higher rates and by providing expanded shopping, dining and entertainment opportunities to their patrons in addition to gaming.

       Infrastructure Improvements
       ---------------------------

       Clark County and metropolitan Las Vegas have completed several infrastructure improvements to accommodate the increase in travel to Las Vegas by all modes of transportation. According to the LVCVA, in 1999 visitors to Las Vegas arrived by the following methods of transportation: 44% by air; 41% by auto; 7% by bus; and 8% by recreational vehicle.

       McCarran International Airport Expansion. During the past five years, the facilities of McCarran International Airport have been expanded to accommodate the increased number of airlines and passengers which it services. The number of passengers traveling through McCarran International Airport has increased from
17.1 million in 1989 to 33.7 million in 1999. Long-term expansion plans for McCarran International Airport provide for additional runway and related areas (a new runway was completed in October 1997 and a new terminal and additional gates were completed in 1998).

      Spring  Mountain  Road  Improvements.   A  new  high-speed  off-ramp  from
Interstate 15 (the primary vehicular access from Los Angeles) onto Spring Mountain Road to ease traffic congestion on the Strip was completed in 1999. Spring Mountain Road becomes Sands Avenue and intersects the Strip adjacent to the Venetian's 44-acre site. This major interchange is located approximately one-half mile from the Casino Resort.

Competition
-----------

       The casino/hotel industry is highly competitive. Strip hotels compete with other hotels on the Strip and with other hotels in downtown Las Vegas. The Casino Resort also competes with a large number of hotels and motels in and near Las Vegas. Many of the competitors of the Company are subsidiaries or divisions of large public companies and may have greater financial and other resources than the Company.

       Hotel/Casino Properties
       -----------------------

      Competitors of the Casino Resort include new themed resorts on the Strip, such as The Bellagio, Mandalay Bay Resort and Paris Casino Resort. These projects and others added approximately 11,000 hotel rooms to the Las Vegas inventory in 1998 and 1999. The Casino Resort may also compete with a planned second casino resort to be owned by a subsidiary of the Company (the "Phase II Resort"), to the extent its business is not complementary to that of the Casino Resort. The future operating results of the Company could be adversely affected by excess Las Vegas room, gaming, conference center and trade show capacity.

       The Company believes that themed resorts are generally more successful at generating high volume traffic and higher revenues and operating income when compared with large-scale non-themed properties in Las Vegas.

      The Company also believes that recently developed integrated themed resorts have been more successful than expansions to existing Strip hotels. Themed resorts compete on the basis of the quality of theming, as well as on more traditional bases, such as quality of rooms, pricing and location. Themed resorts tend to be clustered on the Strip, creating a critical mass of entertainment experiences which generate significant traffic for the themed resorts as a group, thereby capturing a larger portion of the Las Vegas hotel and gaming market than non-themed properties. The Company believes that the existence of other competitive themed resorts in close proximity to the Casino Resort directly benefits the Casino Resort. The Casino Resort is part of a cluster of themed properties, which includes The Mirage, the Treasure Island Hotel and Casino, The Bellagio and The Forum Shops at Caesars Palace Hotel. The Company believes that the Casino Resort benefits from the significant traffic drawn to these properties. In addition to the advantages of being a centrally located, themed resort, the Cooperation Agreement and the Casino Resort's direct connection with the Expo Center provides the Casino Resort a unique tie-in with one of the premier trade show and convention facilities in the United States. With these competitive advantages, the Casino Resort is positioned to appeal to the mid-week meeting, trade show, convention and meeting market composed of customers who pay higher average room rates and have higher average travel budgets than other categories of weekday customers, such as tour groups.

      The hotel/casino operation of the Casino Resort also competes, to some extent, with other hotel/casino facilities in Nevada and in Atlantic City, with hotel/casino facilities elsewhere in the world and with state lotteries. In addition, certain states have recently legalized, and others may legalize, casino gaming in specific areas, and passage of the Indian Gaming Regulatory Act in 1988 has led to rapid increases in Native American gaming operations. Such proliferation of gaming venues could significantly and adversely affect the business of the Company. In particular, the legalization of casino gaming in or near metropolitan areas, such as New York, Los Angeles, San Francisco and Boston, from which the Company attracts customers, could have a material adverse effect on the business of the Company. In March 2000, voters in California approved expanded casino gaming on Native American Reservations in that state. The expansion of gaming in California could have a material adverse effect on the business of the Company.

       Trade Show and Convention Facilities
       ------------------------------------

      The Expo Center, the Congress Center and Las Vegas generally compete with trade show and convention facilities located in and around major cities, including Atlanta, Chicago, New York and Orlando. Within Las Vegas, the Expo Center and the Congress Center compete with the Las Vegas Convention Center (the "LVCC") which is located off the Strip and currently has 1.3 million gross square feet of convention and exhibit facilities. An additional expansion of over 1.0 million square feet of meeting and exhibition space is planned for the Las Vegas Convention Center in 2001 (the "LVCC Expansion"). In addition, The MGM Grand Hotel and Casino has opened a new conference and meeting facility of approximately 300,000 square feet and several other existing or planned major Strip hotel/casino properties are intending to expand or construct conference facilities. The conference and meeting facilities at these hotel/resorts are the Congress Center's primary competition. However, because none of these hotel/resorts plan to offer convention and trade show facilities on the same relative size as the Expo Center (over 1.15 million gross square feet), the LVCC is expected to remain the primary competitor of the Expo Center. See "Item 3-Legal Proceedings". To the extent that any of the competitors of the Casino Resort can offer substantial integrated hotel/casino and trade show and convention or conference and meeting facilities, the Casino Resort's competitive advantage in attracting trade show and convention meeting and conference attendees could be adversely affected.

      If the LVCC Expansion is successful, the LVCC will be a much more formidable competitor of the Expo Center and will be able to solely host many large trade shows which had split space between the LVCC and the Expo Center. To the extent that the LVCC is able to capture a substantially larger portion of the trade show and convention business in Las Vegas, there could be a materially adverse impact on the Company's financial position, results of operations or cash flows. The Company is currently challenging the legality of the LVCC Expansion. See "Item 3-Legal Proceedings".

       Mall
       ----

      The Mall competes with both themed resorts, which offer shopping, dining and entertainment opportunities to their patrons and other retail malls in or near Las Vegas. The Mall's direct competition includes The Forum Shops at
Caesars Palace Hotel and other similar themed mall attractions under construction, such as the mall under construction on the site of the Aladdin Hotel and Casino. The Forum Shops at Caesars Palace Hotel may undergo additional expansions in the future. The Mall also competes with The Fashion Show Mall, a more traditional mall located near the Casino Resort which currently plans to undergo expansions which will almost double such facility's size, and the planned retail, dining and entertainment mall in the Phase II Resort. Mandalay Group has also announced the development of a retail center near its new Mandalay Bay Resort.

Advertising and Marketing
-------------------------

      The Company advertises in many types of media, including television, radio, newspapers, magazines and billboards to promote general market awareness of the Casino Resort as a unique vacation, business and convention destination for its first-class hotel, casino, retail stores and restaurants. The Mall tenants also pursue their own general advertising and promotional activity, which benefits the Mall. The Company actively engages in direct marketing which is targeted at specific market segments, such as the meeting, convention and trade show market and the premium gaming market, and database marketing which focuses on high frequency, high-margin market segments such as the "high-roller" gaming market. The Company continues to use a preview center featuring a full-scale model suite in the Expo Center to market Casino Resort and Expo Center events.

Agreements Relating to the Casino Resort
----------------------------------------

      Portions of the Casino Resort (excluding the Mall) first opened to the general public on May 4, 1999, and the Mall opened to the general public on June 19, 1999. Substantial completion of the Casino Resort was achieved on November 12, 1999, and as of December 31, 1999, construction of the Casino Resort and the Mall was virtually complete (with only minor punchlist items remaining) and virtually all construction costs had been paid for. The Company is currently involved in various lawsuits, has asserted various claims against various parties, and has had various claims asserted against it by various parties, in connection with the construction of the Casino Resort. The Company is vigorously pursuing these claims and vigorously defending itself in all relevant legal proceedings. See "Item 3 - Legal Proceedings."

      Construction Management Contract and Construction Manager's Contract
      --------------------------------------------------------------------
Guaranty
--------

      The construction of the principal components of the Casino Resort was undertaken by Lehrer McGovern Bovis, Inc. (the "Construction Manager") pursuant to a construction management agreement and certain amendments thereto (as so amended, the "Construction Management Contract"). The Construction Management Contract established a final guaranteed maximum price (the "Final GMP") of $645.0 million, so that, subject to certain exceptions (including an exception for cost overruns due to "scope changes"), the Construction Manager was responsible for any costs of the work covered by the Construction Management Contract in excess of $645.0 million. The Construction Management Contract also established a required "substantial completion" date (the date on which the construction of the Casino Resort was sufficiently complete, including the receipt of necessary permits, licenses and approvals, so that all are components of the Casino Resort could be open to the general public) of April 21, 1999 (subject to extensions on account of scope changes and force majeure events), with a per-day liquidated damages penalty for failure to meet such deadline.

      The Company paid the Construction Manager a construction management fee of 1 1/2% of the Final GMP, payable in monthly installments.

       The obligations of the Construction Manager under the Construction Management Contract are guaranteed by Bovis, Inc. ("Bovis"), the Construction Manager's direct parent at the time the Construction Management Contract was entered into (such guaranty, the "Bovis Guaranty") . Bovis's obligations under the Bovis Guaranty are guaranteed by The Peninsula and Oriental Steam Navigation Company ("P&O"), a British public company and the Constructor Manager's ultimate parent at the time the Construction Management Contract was entered into (such guaranty, the "P&O Guaranty"). With respect to the Construction Manager's obligation to complete construction on schedule: (i) for the first 30 days of any delay in such scheduled completion, the Construction Manager solely (and not Bovis or P&O) is liable for liquidated damages, (ii) for the 90-day period thereafter and subject to certain conditions and exceptions, only the insurers under the LD Policy described below (and not the Construction Manager, Bovis or P&O), are liable for liquidated damages, and (iii) the Construction Manager, Bovis and P&O are liable for liquidated damages to the extent, if any, that the Construction Manager misses the required deadline by more than 120 days.

      Liquidated Damages Insurance
      ----------------------------

       The Construction Manager obtained on behalf of the Company (and at the Company's expense) a liquidated damage insurance policy (the "LD Policy"). The LD Policy covers (with certain exceptions) liquidated damages for delays of not less than one month and not more than four months in achieving substantial completion beyond the date substantial completion is required to be achieved under the Construction Management Contract.

      Cooperation Agreement
      ---------------------

      The Hotel, the Casino and Congress Center, the Mall and the Expo Center, respectively, though separately owned, are part of an integrally related project. In order to establish terms for the integrated operation of these facilities, Venetian (as owner of the Hotel, Casino and Congress Center), the New Mall Subsidiary (as owner of the Mall ) and Interface (as owner of the Expo Center) are parties to the Cooperation Agreement. See "Item 13 - Certain Relationships and Related Transactions - Cooperation Agreement."

      Mall Management Contract
      ------------------------

      The New Mall Subsidiary has entered into an agreement with Forest City Enterprises ("Forest City"), a subsidiary of Forest City Ratner Enterprises, a leading developer and manager of retail and commercial real estate developments, whereby Forest City manages the Mall and supervises and assists in the creation of an advertising and promotional program and a marketing plan for the Mall. Forest City is also responsible for, among other things, preparation of a detailed plan for the routine operation of the Mall, collection and deposit procedures for rents and other tenant charges, supervision of maintenance and repairs and, on an annual basis, preparation of a detailed budget (including any anticipated extraordinary expenses and capital expenditures) for the Mall. The term of the management contract is five years from June 19, 1999, the date the Mall opened to the public. Forest City receives a management fee of 2% of all gross rents received from the operation of the Mall; provided that Forest City will receive a minimum fee of $450,000 per year. Forest City is not affiliated with the Sole Stockholder or any of his affiliates.

HVAC Services Agreement and Related Documents
---------------------------------------------

       Atlantic Pacific Las Vegas, LLC (the "HVAC Provider") is a Delaware limited liability company whose members are (a) an indirect subsidiary of Atlantic Energy, Inc., a utility holding company and (b) an indirect subsidiary of Pacific Enterprises, a utility holding company.

       Thermal energy (i.e., heating and air conditioning) is provided to the Casino Resort and the Expo Center by the HVAC Provider using certain heating and air conditioning- related and other equipment (the "HVAC Equipment"). In addition, the HVAC Provider provides other energy-related services. Pursuant to the Construction Management Contract, the central HVAC facility (the "HVAC Plant") was constructed by the Construction Manager on land owned by Venetian, which land and HVAC Plant has been leased to the HVAC Provider for a nominal annual rent. The HVAC Equipment is owned by the HVAC Provider, and the HVAC Provider has been granted appropriate easements and other rights so as to be able to use the HVAC Plant and the HVAC Equipment to supply thermal energy to the Casino Resort and the Expo Center (and, potentially, other buildings), so long as such easements do not materially interfere with the operations of the Casino Resort and the Expo Center. The HVAC Provider paid all costs ("HVAC Costs") in connection with the purchase and installation of the HVAC Equipment, which costs totaled $70 million. Venetian acted as the HVAC Provider's agent to cause such purchase and installation to be accomplished. The HVAC Provider has entered into separate service contracts (collectively, the "HVAC Service
Agreements") with (i) Venetian; (ii) Interface; and (iii) the New Mall Subsidiary, for the provision of heat and cooling requirements at agreed-to rates. The charges payable by all users include a fixed component derived using a fixed annual interest rate of 7.1% applied to the HVAC Costs paid by the HVAC Provider to recover a portion of the fair value of the HVAC Equipment over the initial term of the service contracts and leave an agreed-upon residual value. In addition, the users reimburse the HVAC Provider for the annual cost of operating and maintaining the HVAC Equipment and providing certain other energy related services, and pay the HVAC Provider a management fee of $500,000 per year. Each user is allocated a portion of the total agreed-to charges and fees through its service contract, which portion includes paying 100% of the cost of services in connection with the HVAC Equipment relating solely to such user. Each user is not liable for the obligations of the other users; provided, however, that the New Mall Subsidiary is liable for the obligations of each Mall tenant. The HVAC Service Agreements have an initial term of ten years, and provide that upon expiration of such term users will have the right, but not the obligation, to collectively either extend the term of their agreements for two consecutive periods of five years each or purchase the HVAC Equipment in accordance with purchase provisions set forth in the service contracts.

Agreements Relating to the Phase II Resort
------------------------------------------

      The Casino Resort was developed on a stand-alone basis as the first phase of the planned two-phase redevelopment at the site of the demolished Sands. In the planned second phase of the redevelopment, it is contemplated that a wholly-owned, indirect subsidiary of Venetian (the "Phase II Subsidiary") will construct and develop the Phase II Resort, which also is planned to be a themed resort. In the event the Phase II Resort is not constructed, the Casino Resort has all the attributes and facilities to operate as a stand-alone resort. See "Item 13 - Certain Relationships and Related Transactions - Possible Conflicts of Interest."

      If the Phase II Resort is constructed, the following agreements may be entered into by the Phase II Subsidiary and its subsidiaries, on the one hand, and the Company, Venetian and the New Mall Subsidiary, on the other hand:

      Casino Lease
      ------------

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

       Phase II HVAC Services Agreement
       --------------------------------

       The Cooperation Agreement permits the owner of the land on which the Phase II Resort will be built (the "Phase II Land") to enter into an HVAC Services Agreement to receive HVAC services from the HVAC Plant. Any such agreement would have to be on terms satisfactory to the HVAC Provider. See "Item 13 - Certain Relationships and Related Transactions - Cooperation Agreement."

       Phase I - Phase II Joint Operation Arrangements
       -----------------------------------------------

       With respect to the future development of the Phase II Resort, the Cooperation Agreement provides that, prior to the commencement of construction of the Phase II Resort, Venetian may approve the plans and specifications for the Phase II Resort, subject to the rights of certain lenders of the Company to approve any construction or operation of a restaurant or retail mall complex located in the Phase II Resort and connected to the Mall. Additionally, Venetian and the Phase II Subsidiary will agree in good faith, and upon commercially reasonable terms, on: (i) appropriate mutual operating covenants for the Hotel and the Casino and the Phase II Resort other than the mall in the Phase II Casino Resort (the "Phase II Mall"), (ii) joint marketing and advertising of the Hotel and the Casino and the Phase II Resort other than the Phase II Mall, (iii) certain shared casino operations at the Hotel and the Casino and the Phase II Resort other than the Phase II Mall, (iv) the sharing of customer information with respect to the Hotel and the Casino and the Phase II Resort other than the Phase II Mall, (v) the joint purchasing of insurance for the Hotel and the Casino and the Phase II Resort other than the Phase II Mall, (vi) shared security operations for the Hotel and the Casino and the Phase II Resort other than the Phase II Mall and (vii) any other matters that would be of mutual benefit in owning and operating the Hotel and the Casino and the Phase II Resort other than the Phase II Mall.

Regulation and Licensing
------------------------

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

     The Company is required to be licensed by the Nevada Gaming Authorities to operate a casino, and is currently so licensed. The gaming license requires the periodic payment of fees and taxes and is not transferable. The Company was registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, must periodically to submit detailed financial and operating reports to the Nevada Gaming Authorities and furnish any other information that the Nevada Gaming Authorities may require. No person may become a stockholder of, or receive any percentage of profits from, the Company without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company operates the Casino pursuant to the Casino Lease between LVSI and Venetian, which provides for a fixed monthly rental payment. The Company possesses all state and local government registrations, approvals, permits and licenses required in order for the Company to engage in gaming activities at the Casino Resort.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or Venetian to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Company have been licensed by the Nevada Gaming Authorities.

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

     The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file an application, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

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

     LVSI and Venetian may not make a public offering of any securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. The hypothecation of the Company's assets and restrictions on stock in connection with any public offering will require the prior approval of the Nevada Commission. In addition, the hypothecation of Venetian's assets and restrictions on stock in respect of any public offering will require the approval of the Nevada Commission to remain effective.

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

     The sale of alcoholic beverages by the Company on the premises of the Casino Resort is subject to licensing, control and regulation by the applicable local authorities. The Company has obtained a Clark County gaming license. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect upon the operations of the Company.

     Employees
     ---------

     The Company directly employs approximately 4,000 employees in connection with the Casino Resort. The Casino Resort's employees are not covered by collective bargaining agreements. Most, but not all major casino resorts situated on the Strip have collective bargaining contracts covering at least some of the labor force at such sites. The unions currently on the Strip include the Local 226 of the Hotel Employees and Restaurant Employees International Union (the "Local"), the Operating Engineers Union and the Teamsters Union. Although no assurances can be given, if employees decided to be represented by labor unions, management does not believe that such representation would have a material impact upon the Company's results of operations, cash flows or financial position.

     The Local has requested the Company to recognize it as the bargaining agent for employees of the Casino Resort. The Company has declined to do so, believing that the future employees are entitled to select their own bargaining agent, if any. In the past, when other hotel/casino operators have taken a similar position, the Local has engaged in certain confrontational and obstructive tactics, including contacting potential customers, tenants and investors, objecting to various administrative approvals and picketing. The Local has engaged in such tactics with respect to the Casino Resort and may continue to do so. Although the Company believes it will be able to operate despite such dispute, no assurance can be given that it will be able to do so and that such failure would not result in a material adverse effect on the Company's result of operations, cash flows or financial position.

ITEM 2. --PROPERTIES
--------------------

     Prior to October 1998, Venetian owned approximately 44 acres of land on or near the Strip on the site of the former Sands. Such property includes the site on which the Casino Resort was constructed. Approximately 14 acres of such land was transferred to the Phase II Subsidiary in October 1998. On December 31, 1999, the Sole Stockholder indirectly contributed an additional 1.75 acres of land located on the Strip to the Phase II Subsidiary (at its historical cost of $11.8 million) as a common equity capital contribution. The Phase II Resort is planned to be constructed adjacent to the Casino Resort.

ITEM 3. --LEGAL PROCEEDINGS
---------------------------

     The Company is party to litigation matters and claims related to its operations and the construction of the Casino Resort. Except as described below, the Company does not expect that the final resolution of these matters will have a material impact on the financial position, results of operation and cash flows of the Company.

     On July 30, 1999, Venetian filed a complaint against the Construction Manager and Bovis in United States District Court for the District of Nevada. The action alleges breach of contract by the Construction Manager of its obligations under the Construction Management Contract and a breach of contract by Bovis of its obligations under the Bovis Guaranty, including failure to fully pay trade contractors and vendors and failure to meet the April 21, 1999 guaranteed completion date. This complaint was amended by the Company on November 23, 1999 to add Bovis' guarantor, P&O, as an additional defendant. The suit is intended to ask the courts, among other remedies, to require the Construction Manager and its guarantors to pay its contractors, to compensate Venetian for the Construction Manager's failure to perform its duties under the Construction Management Contract and to pay the Company the agreed upon liquidated damages penalty for failure to meet the guaranteed substantial completion date. Venetian seeks total damages in excess of $50.0 million. The Construction Manager subsequently filed motions to dismiss the Company's complaint on various grounds, which the Company opposed. The Construction
Manager's principal motions to date have either been denied by the court or voluntarily withdrawn.

     In response to Venetian's breach of contract claims against the Construction Manager, Bovis and P&O, the Construction Manager filed a complaint on August 3, 1999 against Venetian in the District Court of Clark County, Nevada. The action alleges a breach of contract and quantum meruit claim under the Construction Management Contract and also alleges that Venetian defrauded the Construction Manager in connection with the construction of the Casino Resort. The Construction Manager seeks damages, attorney's fees and costs and punitive damages. In the lawsuit, the Construction Manager claims that it is owed $145.6 million from Venetian and its affiliates. This complaint was subsequently amended by the Construction Manager , which also filed an additional complaint against the Company relating to work done and funds advanced with respect to the contemplated development of the Phase II Resort. Based upon its preliminary review of the complaints, the fact that the Construction Manager has not provided Venetian with reasonable documentation to support such claims, and the Company's belief that the Construction Manager has materially breached its agreements with the Company, the Company believes that the Construction Manager's claims are without merit and intends to vigorously defend itself and pursue its claims against the Construction Manager in any litigation.

     In connection with these disputes, as of December 31, 1999 the Construction Manager and its subcontractors filed mechanics liens against the Casino Resort for $145.6 million and $182.2 million, respectively. As of December 31, 1999, the Company had purchased surety bonds for virtually all of the claims underlying these liens (other than approximately $15.0 million of claims with respect to which the Construction Manager purchased bonds). As a result, there can be no foreclosure of the Casino Resort in connection with the claims of Construction Manager and its subcontractors. However, the Company will be required to pay or immediately reimburse the bonding company if and to the extent that the underlying claims are judicially determined to be valid. If such claims are not settled, it is likely to take a significant amount of time for their validity to be judicially determined.

     The Company believes that these claims are, in general, unsubstantiated, without merit, overstated and/or duplicative. The Construction Manager itself has publicly acknowledged that at least some of the claims of its subcontractors are without merit. In addition, the Company believes that pursuant to the Construction Management Contract and the Final GMP, the Construction Manager is responsible for payment of any subcontractors' claims to the extent they are determined to be valid. The Company may also have and is in the process of investigating a variety of other defenses to the liens that have been filed, including, for example, the fact that the Construction Manager and its subcontractors previously waived or released their right to file liens against the Casino Resort. The Company intends to vigorously defend itself in any lien proceedings.

      On August 9, 1999, the Company notified the insurance companies providing coverage under the LD Policy that it has a claim under the LD Policy. The LD Policy provides insurance coverage for the failure of the Construction Manager to achieve substantial completion of the portions of the Casino Resort covered by the Construction Management Contract within 30 days of the April 21, 1999 deadline, with a maximum liability under the LD Policy of approximately $24.1 million and with coverage being provided, on a per-day basis, for days 31-120 of the delay in the achievement of substantial completion. Because the Company believes that substantial completion was not achieved until November 12, 1999, the Company's claim under the LD Policy is likely to be for the above-described maximum liability of $24.1 million. The Company expects the LD Policy insurers to assert many of the same claims and defenses that the Construction Manager has or will assert in the above-described litigations. Liability under the LD Policy may ultimately be determined by binding arbitration.

      On July 8, 1999, the Company and other competitors filed an action in the Eighth Judicial District Court for the State of Nevada challenging the actions of the Board of the LVCVA with respect to the LVCC Expansion, as well as the LVCVA's financing through proposed sale of "revenue bonds". In that litigation, the Company and others alleged inter alia that the LVCVA engaged in violations of Nevada's Open Meeting Law, and further alleged that the proposed bonds were not "revenue" bonds and thus could not be issued without prior approval of the voters of Clark County, Nevada. After a trail on the merits of that case, the Court rendered a decision in favor of the LVCVA and against the plaintiffs. On December 22, 1999, the Company filed a Notice of Appeal of the State Court Action to the Supreme Court of the State of Nevada. For more information on the LVCC as a competitor, see "Item 1-Business - Competition - Trade Show and Convention Facilities".

      All of the pending litigation described above is in preliminary stages and it is not yet possible to determine its ultimate outcome. If any litigation or other proceedings concerning the claims of the Construction Manager or its subcontractors were decided adversely to the Company, such litigation or other lien proceedings could have a material effect on the financial position, results of operations or cash flows of the Company.

ITEM 4. --SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------

Not applicable.

                                     PART II

ITEM 5.--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

Market Information
------------------

      There is no established trading market for the common stock of LVSI and the Company is not aware of any bid quotations for the common stock of LVSI.

Holders

      As of March 30, 2000, the Sole Stockholder was the only holder of record of the common stock of LVSI.

Dividends
---------

      LVSI did not pay any dividends in 1999 or 1998. The Company's current long-term debt arrangements prohibit or restrict the payment of cash dividends. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Item 8 -Financial Statements and Supplementary Data - Notes to Financial Statements - Note 8 Long-Term Debt."

ITEM 6. --SELECTED FINANCIAL DATA
---------------------------------

      The historical selected financial data set forth below should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 1999, 1998 and 1997, and the balance sheet data at December 31, 1999 and 1998 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 1996 and 1995 and the balance sheet data at December 31, 1997, 1996 and 1995 are derived from the Company's audited financial statements that do not appear herein. The historical results are not necessarily indicative of the results of operations to be expected in the future.

================================================================================
                          STATEMENT OF OPERATIONS DATA

                     (In thousands, except per share data)
================================================================================

                                                   Year-Ended December 31,
                                                   -----------------------

                                               1999(1)     1998       1997
                                             ---------   ---------  ---------

Gross revenues                               $ 283,919   $     937  $     895
Promotional allowance                          (25,045)         --         --
                                             ---------   ---------  ---------
Net revenues                                   258,874         937        895
Operating expenses                             255,061       8,822    (1,727)
                                             ---------   ---------  ---------
Operating income

  (loss)                                         3,813     (7,885)      2,622
Interest expense, net                          (68,847)    (21,878)    (3,142)
                                             ---------   ---------  ---------
  Net loss before

    extraordinary item                         (65,034)    (29,763)      (520)
                                             ---------   ---------  ---------
  Loss on early

    retirement of debt                            (589)
 Net Loss                                    $ (65,623)  $ (29,763) $    (520)
                                             =========   =========  =========
Per Share Data

   Basic and diluted
     loss per share
     before extra-
     ordinary item                           $  (85.87)  $  (46.93) $  (0.56)
                                             =========   =========  =========
   Basic and diluted
     loss per share
     before extra-
     ordinary item                           $  (86.51)  $  (46.93) $  (0.56)
                                             =========   =========  =========

OTHER DATA
   Capital expenditures                      $  319,106  $  508,399 $  130,827
   Cash dividends per
     common share                            $       --  $       -- $    29.84

                                                      As of December 31
                                                      -----------------

                                                1999       1998        1997
                                                ----       ----        ----
BALANCE SHEET DATA
   Total assets                             $1,209,602  $1,005,944  $ 747,767
   Long-term debt                              907,754     744,154    515,612
   Stockholders' equity                         15,706      67,937    111,347

----------
(1) Operations of the Sands ceased in June 1996 to accommodate demolition of the facility and the construction of the Casino Resort. The Casino Resort opened May 4, 1999.


================================================================================
                          STATEMENT OF OPERATIONS DATA

                     (In thousands, except per share data)
================================================================================

                                             Year-Ended December 31,
                                             -----------------------

                                              1996(1)(2)  1995(3)
Gross revenues                                $  44,044   $  95,469
Promotional allowance                            (3,483)     (7,046)
                                              ---------   ---------
Net revenues                                     40,561      88,423
Operating expenses                               99,890      84,449
                                              ---------   ---------
Operating income

  (loss)                                        (59,329)      3,974
Interest expense, net                            (3,666)     (7,352)
                                              ---------   ---------
  Net loss before

    extraordinary item                          (62,995)     (3,378)
                                              ---------   ---------
  Loss on early
    retirement of debt
 Net Loss                                     $ (62,995)  $  (3,378)
                                              =========   =========
Per Share Data

   Basic and diluted
     loss per share
     before extra-
     ordinary item                            $  (68.10)  $  (2.54)
                                              =========   =========
   Basic and diluted
     loss per share
     after extra-
     ordinary item                            $  (68.10)  $  (2.54)
                                              =========   =========


OTHER DATA
   Capital expenditures                       $  18,829    $  1,661
   Cash dividends per
     common share                             $      --    $     --

                                                 As of December 31
                                                 -----------------

                                                 1996        1995
                                                 ----        ----
BALANCE SHEET DATA
   Total assets                               $114,109     $178,099
   Long-term debt                                   --      120,066
   Stockholders' equity                        106,335       45,989

----------
(1) Operations of the Sands ceased in June 1996 to accommodate demolition of the facility and the construction of the Casino Resort. The Casino Resort opened May 4, 1999.
(2) Results of operations include a charge for the write-down of property and equipment of $45,042 resulting from a revaluation of the Company's assets as of June 30, 1996, the date the Company approved a quasi-reorganization.

(3) Financial data has been restated to reflect the December 1995 merger of LVSI and Nevada Funding Group, Inc. ("NFG"), the common stock of which was owned entirely by the Sole Stockholder (the "NFG Merger").


ITEM 7.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

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

General
-------

      The  Company  owns  and  operates  the  Casino   Resort,   a   large-scale
Venetian-themed hotel, casino, retail, meeting and entertainment complex in Las Vegas, Nevada.

      Construction and Construction Costs
      -----------------------------------

      Substantial completion of the construction of the Casino Resort was achieved on November 12, 1999. This means that on November 12, 1999, all components of the Casino Resort were fully constructed and operational, with the exception of "punchlist" items. As of December 31, 1999, most of these punchlist items had been completed and the construction of the Casino Resort was virtually complete. All remaining construction tasks are not expected to interfere with the day-to-day use and operation of the Casino Resort.

      The aggregate project and construction costs for the Casino Resort is estimated to be approximately $1.05 billion, excluding the costs of acquiring and installing the HVAC Equipment and land acquisition costs. Virtually all project and construction costs had been paid as of December 31, 1999. Such costs were paid from various sources, including (a) loan proceeds under the Notes, the Bank Credit Facility and the Mall Construction Loan Facility (as such terms are defined below) and (b) the Sole Stockholder's $25.0 million Completion Guaranty. See "Item 8--Financial Statements and Supplementary Data - Notes to Financial Statements - Note 8 Long-Term Debt".

      The construction of the principal components of the Casino Resort was undertaken by the Construction Manager under the Construction Management Contract. Under the Construction Management Contract, the Construction Manager agreed to substantially complete the Casino Resort by April 21, 1999. The Construction Management Contract also established a Final GMP for work included within the scope of work of the Construction Manager of $645.0 million. Subject to certain exceptions, if the cost of the work covered by the Construction Management Contract exceeded the amount of the Final GMP plus the cost of scope changes, the Construction Manager must pay such excess costs.

      The Company believes that substantial completion of the Casino Resort was not achieved until November 12, 1999, and that the total cost of the work covered by the Construction Management Contract was approximately $60.0 million in excess of the Final GMP. The Company believes that it is entitled to receive a per-day liquidated damages penalty for the Construction Manager's failure to meet the April 21, 1999 deadline, and that the Construction Manager is responsible for paying the above-described excess costs. The Construction Manager has asserted that it was entitled to an extension of the April 21, 1999 deadline and that such excess costs were due to scope changes that the Company is obligated to pay for, but the Company believes that these claims are unfounded. The Construction Manger has also made other claims against the Company. As a result of this dispute, the Company and the Construction Manager have filed lawsuits against each other and the Construction Manager and its subcontractors filed mechanics liens against the Casino Resort. For a description of the construction litigation, see "Item 3 -Legal Proceedings".

      On August 9, 1999, the Company notified the insurance companies providing coverage under the LD Policy that it has a claim under the LD Policy. The LD Policy provides insurance coverage for the failure of the Construction Manager to achieve substantial completion of the portions of the Casino Resort covered by the Construction Management Contract within 30 days of the April 21, 1999 deadline, with a maximum liability under the LD Policy of approximately $24.1 million and with coverage being provided, on a per-day basis, for days 31-120 of the delay in the achievement of substantial completion. Because the Company believes that substantial completion was not achieved until November 12, 1999, the Company's claim under the LD Policy is likely to be for the above-described maximum liability of $24.1 million. The Company expects the LD Policy insurers to assert many of the same claims and defenses that the Construction Manager has or will assert in the above-described litigations. Liability under the LD Policy may ultimately be determined by binding arbitration.

       All of the pending litigation described above and in "Item 3 -Legal Proceedings" is in preliminary stages and it is not yet possible to determine its ultimate outcome. If any litigation or other proceedings concerning the claims of the Construction Manager or its subcontractors were decided adversely to the Company, such litigation or other lien proceedings could have a material effect on the financial position, results of operations or cash flows of the Company.

      Waivers; Additional Indebtedness and Equity
      -------------------------------------------

      On November 12, 1999, the Company entered into various limited waiver agreements (the "Waivers") with the administrative agent and lenders under (1) its secured bank credit facility (the "Bank Credit Facility"), (2) its $140.0 million mall construction loan facility (the "Mall Construction Loan Facility"),
(3) its $97.7 million credit facility secured by certain furniture, fixtures and equipment (the "FF&E Credit Facility") and (4) its funds disbursement and administration agreement (the "Disbursement Agreement"). Under the Waivers, the various lenders waived certain defaults and events of default (to the extent, if any, they existed or may have existed) arising from the litigation with the Construction Manager, the facts relating to the underlying dispute with the Construction Manager and the mechanics liens that were filed against the Casino Resort. As conditions to the effectiveness of the Waivers, the Company and the Sole Stockholder, among other things (i) agreed to pay a fee to the lenders under the Bank Credit Facility and the FF&E Credit Facility, (ii) agreed to purchase surety bonds for all of the mechanics liens and cause the title company to provide endorsements ensuring that the deeds of trust under the Bank Credit Facility, the Mall Construction Loan Facility and the Company's $425.0 million of 12 1/4% Mortgage Notes due 2004 (the "Mortgage Notes") are superior in priority to all mechanics liens, and (iii) agreed that the Sole Stockholder's $25.0 million collaterized completion guaranty (the "Completion Guaranty") would, notwithstanding the prior agreement of the parties providing for termination of such guaranty upon substantial completion of the Casino Resort, remain in effect until "final completion" (i.e., the completion of all remaining punchlist items and the final resolution or settlement of all disputes with the Construction Manager and subcontractors). In order to be able to purchase the surety bonds, the Sole Stockholder had to provide a $5.0 million irrevocable letter of credit as collateral to the bonding company. All of the conditions to the effectiveness of the limited waivers were satisfied on November 12, 1999. The Waivers under the Bank Credit Facility and the FF&E Credit Facility also each provided that the Company could incur additional indebtedness up to an aggregate principal amount of $15.0 million.

      On November 12, 1999, an advance of approximately $23.5 million was made under the Completion Guaranty. Advances made under the Completion Guaranty up to $25.0 million are treated as a junior loan from the Sole Stockholder to Venetian (the "Completion Guaranty Loan") that is subordinated in right of payment to the indebtedness under the Bank Credit Facility, the FF&E Credit Facility, the Mortgage Notes and the Company's 14 1/4% Senior Subordinated Notes due 2005 (the "Senior Subordinated Notes" and, together with the Mortgage Notes, the "Notes"). The Completion Guaranty Loan matures on November 16, 2005 and bears interest at a rate of 14 1/4% per annum. Although interest may accrue on the Completion Guaranty Loan, no cash payments with respect to such loan may be made until senior indebtedness is repaid, except for payments made from certain construction-related recoveries (including payments received from the Construction Manager and/or its subcontractors in settlement or disposition of the disputes described above).

      On November 12, 1999, the Sole Stockholder agreed to provide a working capital facility to LVSI in the form of a subordinated working capital note (the "Subordinated Note") and the Company borrowed $15.0 million under the Subordinated Note to fund its working capital requirements (including interest payments under its indebtedness ). On November 15, 1999, the entire Subordinated Note was contributed by the Sole Stockholder to LVSI as a common equity capital contribution.

      Because the Company could not access the revolver portion of the Bank Credit Facility (the "Revolver") from August 3, 1999 to November 12, 1999 while mechanics liens against the Casino Resort were outstanding, the Sole Stockholder contributed $7.1 million to Venetian in return for a Series B preferred interest (the "Series B Preferred Interest") and $16.0 million to LVSI (including conversion of the $15.0 million Subordinated Note) as a common equity capital contribution. Also, during the second quarter of 1999, the Company received $37.3 million from the Phase II Subsidiary (which was funded from indirect equity contributions by the Sole Stockholder through Venetian as a Series B Preferred Interest) to reimburse the Company for a portion of the shared facilities costs between the Casino Resort and the Phase II Resort. During the fourth quarter, the Sole Stockholder indirectly contributed 1.75 acres of land on the Strip to the Phase II Subsidiary, which was recorded at its historical cost of $11.8 million as a common equity capital contribution.

Result of Operations
--------------------

      On June 30, 1996 the Company suspended operations and closed the Sands to begin the construction of the Casino Resort. The Company's operating income from June 30, 1996 to May 4, 1999 consisted primarily of rental and royalty income. Pre-opening activities associated with the opening of the Casino Resort commenced during the second quarter of 1998 and related costs are included in operating expenses during 1999 and 1998. Other income and expenses during 1998 and through May 4, 1999 consisted of interest income and non-capitalized interest expense associated with financing the development of the Casino Resort.

      Year Ended December 31, 1999 compared to the Year Ended December 31, 1998
      -------------------------------------------------------------------------

      Operating Revenues
      ------------------
      During its nearly eight months of operations in 1999, the Company produced net revenues of $258.9 million, of which $134.4 million and $89.6 million represented casino and gross hotel revenues, respectively. Revenues from table games and slots were $78.1 million and $54.8 million, respectively. Operating profit before interest, depreciation, amortization, rental expense, corporate and pre-opening expenses was $59.2 million.

      For the quarter ended December 31, 1999, the Company produced net revenues of $115.6 million. Casino revenues totaled $57.0 million and included table games and slots revenues of $36.3 million and $19.9 million, respectively. The Company has improved operating results for its two most recent fiscal quarters. Operating profit before interest, depreciation, amortization, rental expense, corporate and pre-opening expenses was $34.9 million for the fourth quarter versus $22.0 million for the third quarter.

      Construction disruptions impacted the Company's earnings throughout most of 1999 as a result of the on-going major construction of the Casino Resort. Although the Casino Resort opened on May 4, 1999, substantial completion did not occur until November 12, 1999. These construction disruptions and delays created inefficiencies during the opening periods of the Casino Resort. These construction activities also impacted the Casino Resort's service levels and public image during 1999. In addition, at year-end there were approximately 120,000 hotel and motel rooms in Las Vegas, compared with approximately 109,000 at December 31, 1998. In spite of this increase, there was an increase in citywide occupancy from 86% to 88% (the 1999 citywide hotel occupancy average) as the new capacity was absorbed. The Casino Resort's occupancy rate of 82% generally underperformed the Las Vegas averages as a result of the ongoing construction activity at the Casino Resort. The 1999 average daily room rate of the Casino Resort was $159. As of March 2000, all attractions, showroom, spas, restaurants and retail shops were open in the Casino Resort.

      A lower win percentage also impacted the Company's earnings. The table games win percentage was 17.8% in 1999, compared to the Company's budgeted average of 20%.

      The Company believes that its earnings will continue to improve as it intensifies marketing efforts toward gaining a larger share of the table games and slot markets on the Strip and becomes more efficient in operations.

      Operating Expenses
      ------------------

      During its nearly eight months of operations in 1999, the Company's total operating expenses were $231.1 million. Of this amount, $79.1 million represented casino operating expenses and $25.5 million represented hotel operating expenses. General and administrative expenses for the period were $49.9 million.

      The Company's provision for bad debts and discounts was $13.7 million in 1999. The Company believes it has established the same credit, collection standards and reserves as other premium Strip resorts and that actual collection experience will be well within established reserves. The Company currently establishes its bad debt reserve based upon a combination of specific account review and percentage of table games credit volume. The Company will evaluate this process as it gains collection history over the next year.

      After completion of the Casino Resort during the fourth quarter of 1999, the Company has continued to develop and implement improvements to its service levels, training of team members, marketing and advertising efforts and profit margins. A strength of the Casino Resort is its excellent design and completeness as a competitive resort at the heart of the Strip. Upon the completion of construction and implementation of the above strategies, the Company's earnings have shown considerable improvement.

      Interest Income (Expense)
      ------------------------

      Reflecting the investments in the Hotel, the Casino and Congress Center and the Mall, the Company's debt levels and associated interest cost have risen significantly. With the opening of these new facilities, the Company's capitalization of interest cost has ceased. Net interest expense was $68.9 million in 1999, compared to $21.9 million in 1998. Subject to interest rate fluctuations and the effect on the Company's variable rate debt, the Company currently estimates that its total net interest expense in 2000 will increase to $105.7 million, including $90.6 million for the Casino Resort (excluding the Mall) and $15.1 million for the Mall.

     Interest income decreased from $17.1 million to $2.6 million for the years ended December 31, 1999 and 1998, respectively, as a result of expending the proceeds from the sale of the Notes to fund construction expenses of the Casino Resort. Construction of the Casino Resort was virtually complete during the fourth quarter of 1999. The Company capitalized $31.3 million of interest during the year ended December 31, 1999, versus $39.7 million of interest capitalized during the year ended December 31, 1998.

Year Ended December 31, 1998 compared to the Year Ended December 31, 1997
-------------------------------------------------------------------------

      Operating Revenues
      ------------------

      Revenues for the years ended December 31, 1998 and 1997 were each $0.9 million and consisted primarily of rental and royalty income.

      Operating Expenses
      -------------------

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

      Interest Income (Expense)
      ------------------------

      Interest income increased to $17.1 million during 1998 from $3.4 million during 1997, primarily as a result of investing proceeds received from the sale of the Notes in the aggregate principal amount of $522.5 million on November 14, 1997. The increase in interest expense to $39.0 million, excluding capitalized interest of $39.7 million, during 1998 from $6.6 million, excluding capitalized interest of $2.2 million, during 1997 represents the non-capitalized interest expense resulting from debt incurred related to the financing of the Casino Resort.

Other Factors Affecting Earnings
--------------------------------

      The Company incurred pre-opening expenses of $21.5 million during the year ended December 31, 1999. From the inception of the project, the Company expensed $30.2 million for pre-opening activities. Pre-opening expenses included payroll, advertising, professional services and other general and administrative expenses related to the opening of the Casino Resort.

      The Company incurred a debt related extraordinary charge during 1999 of $589,000, relating to the early retirement of debt for the take-out financing of the Mall. See "Liquidity and Capital Resources - New Mall Subsidiary, Transfer of Mall Assets and Mall Take-out Financing".

      During early 2000, the Company initiated a change to its business strategy as it relates to premium casino customers and marketing to foreign premium casino customers. The Company has generally raised its betting limits for table games to be competitive with other premium resorts on the Strip. There are additional risks associated with this change in strategy, including risk of bad debts, risks to profitability margins in a highly competitive market and the need for additional working capital to accommodate possible higher levels of trade receivables and foreign currency fluctuations associated with collection of trade receivables in other countries. The Company has opened domestic and foreign marketing offices and bank collection accounts in several foreign countries to accommodate this change in business strategy, thereby increasing marketing costs.

Liquidity and Capital Resources
--------------------------------

      Venetian Hotel, Casino and Congress Center
      ------------------------------------------

      As of December 31, 1999 and December 31, 1998, the Company held cash and cash equivalents of $26.3 million and $2.3 million, respectively. On such dates, the Company also held restricted cash and investments of $11.0 million and $133.9 million, respectively. Net cash used in operating activities for 1999 and 1998 was $30.0 million and $26.0 million, respectively. The Company's operating cash flow in 1999 was negatively impacted by a substantial increase in trade receivables occurring mainly at year-end. The revenues associated with the receivables are included in the Company's 1999 operating income. Due to the normal timing of collections, a large portion of the receivables remained outstanding at the end of 1999, especially those associated with casino credit granted before the New Year. Net trade receivables at September 30, 1999 were $33.1 million, and at December 31, 1999 were $43.2 million. The rate of increase is consistent with the increase in the Company's revenues. The Company expects a continued increase in trade receivables during 2000 in connection with the extension of casino credit.

      Capital expenditures during 1999 were $319.1 million, consisting primarily of construction of the Casino Resort. Of the cost expended or incurred during 1999, $74.5 million, $37.3 million and $83.8 million were drawn from the Bank Credit Facility (including a net of $30.3 million under the Revolver), the Mall Construction Loan Facility and the FF&E Credit Facility, respectively. The balance of the capital expenditures represents proceeds from the Notes and reduction of accruals for construction payables.

      On November 12, 1999, an advance of approximately $23.5 million was made under the Completion Guaranty and, as noted above, is being treated as a Completion Guaranty Loan. The Sole Stockholder has unlimited liability under the Completion Guaranty with respect to excess construction costs attributable to scope changes.

      As of December 31, 1999, approximately $6.3 million of construction costs (excluding construction costs (the "Contested Construction Costs") that are the subject of the above-described litigations and claims) remained to be paid. Such remaining costs (excluding the Contested Construction Costs) will be liquidated from restricted cash balances or settled during the course of 2000. In addition, the Phase II Subsidiary has outstanding project payables in the amount of $3.9 million to be funded from future equity contributions or borrowings by the Phase II Subsidiary.

      If the Company is required to pay any of the Contested Construction Costs, the Company may use cash received from the following sources to fund such costs:
(i) the LD Policy, (ii) the Construction Manager, Bovis and P&O pursuant to the Construction Management Contract, the Bovis Guaranty and the P&O Guaranty, respectively, (iii) third parties, pursuant to their liability to the Company under their agreements with the Company, (iv) amounts received from the Phase II Subsidiary for shared facilities designed and constructed to accommodate the operations of the Casino Resort and the Phase II Resort, (v) the Sole
Stockholder, pursuant to his liability under the Completion Guaranty, (vi) borrowings under the Revolver, (vii) additional debt or equity financings, and
(viii) operating cash flow. If the Company were required to pay substantial Contested Construction Costs, and if it were unable to raise or obtain the funds from the sources described above, there could be a material adverse effect on the Company's financial position, results of operations or cash flows. The Sole Stockholder has remaining liability of approximately $5.0 million under the Completion Guaranty to fund excess construction costs (which liability is collaterlized with cash and cash equivalents).

      As described below, the Company refinanced the Mall Construction Loan Facility on December 20, 1999. See - "New Mall Subsidiary, Transfer of Mall Assets and Mall Take-out Financing".

      For the next twelve months, the Company expects to fund its operations and debt service requirements from existing cash balances, operating cash flow and borrowings under the Revolver of the Bank Credit Facility. The Revolver loan commitment will expire on March 15, 2001. As of December 31, 1999, $39.2 million of the $40.0 million Revolver under the Bank Credit Facility was drawn. During early 2000, approximately $9.3 million was repaid and the balance on the Revolver was reduced to $29.9 million. The Company has significant debt service payments due during 2000, including principal quarterly payments on its Bank Credit Facility and FF&E Credit Facility aggregating $42.9 million and estimated total interest payments of $90.6 million for indebtedness secured by the Casino Resort and $15.1 million for indebtedness secured by the Mall. In addition, the Company estimates capital expenditures for the Casino Resort of $9.0 million during 2000. To fund these payments from improved operating cash flow will require the Company to achieve substantially improved operating results. The Company anticipates that its existing cash balances, operating cash flow and available borrowing capacity will provide it with sufficient resources to meet existing debt obligations and foreseeable capital expenditures requirements, however, no assurance can be given that the Company will achieve such improved operating results.

      In addition, the Company has had discussions with the administrative agent under the Bank Credit Facility in order to discuss modifications to the terms of the Bank Credit Facility, including the expiration date of the Revolver, schedule of principal payments and financial covenants. The Bank Credit Facility and the FF&E Credit Facility each provide for a variety of financial tests, relating to, among other things, the Company's minimum consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"); consolidated leverage ratio and fixed charge coverage ratio. These covenants become more stringent over time to match the scheduled repayment of the Company's indebtedness. The purpose of the proposed modifications to the Bank Credit Facility would be to provide additional flexibility and the ability to fund capital expenditures and possible working capital requirements associated with the Company's premium casino table games business. Similar financial covenant modifications would need to be made to the FF&E Credit Facility which has substantially identical financial covenants.

      Although the Company has remained in compliance with the covenants in the Bank Credit Facility and the FF&E Credit Facility, and expects to be in compliance during the remainder of 2000, it will be challenged to meet its minimum EBITDA, leverage and other covenants reflected in such agreements while also maintaining the flexibility and level of capital expenditure spending that management believes is necessary for success in the Company's premium casino business. Depending on the financial results of the next several quarters, no assurance can be given that without the approval of the Company's bank syndicate and the FF&E Lender of the proposed modifications that the Company will not need to otherwise re-negotiate its financial covenants.

      If the Company is required to pay certain significant Contested Construction Costs, or if the Company is unable to meet its debt service requirements, the Company will seek, if necessary and to the extent permitted under the indentures governing the terms of the Notes (the "Indentures") and the terms of the Bank Credit Facility, additional financing through bank borrowings or debt or equity financings. Also, there can be no assurance that new business developments or other unforeseen events will not occur resulting in the need to raise additional funds. There can be no assurance that additional or replacement financing, if needed, will be available to the Company, and, if available, that the financing will be on terms favorable to the Company, or that the Sole Stockholder or any of his affiliates will provide any such financing.

      New Mall Subsidiary,  Transfer of Mall Assets and Mall Take-Out Financing
      -------------------------------------------------------------------------

      On November 12, 1999, Grand Canal Shops Mall Construction, LLC transferred the Mall and related assets ( the Mall and such assets, collectively, the "Mall Assets") to its subsidiary, Grand Canal Shops Mall, LLC (the "Mall Subsidiary"). Upon such transfer, (i) the Mall Assets were released by the trustee under the Mortgage Notes and the agent under the Bank Credit Facility and so were no longer security to the holders of the Mortgage Notes or for the indebtedness under the Bank Credit Facility, (ii) the indebtedness under the Mall Construction Loan Facility was assumed by the Mall Subsidiary, and (iii) all entities comprising the Company, other than the Mall Subsidiary, were released from all obligations under the Mall Construction Loan Facility.

      On December 20, 1999, the Mall Construction Loan Facility was paid off in full with the proceeds of (a) a $105.0 million first priority take-out loan (the "Tranche A Take-out Loan") made by Goldman Sachs Mortgage Company, the Bank of Nova Scotia and others lenders (collectively, the "Tranche A Take-out Lender") and (b) a $35.0 million second priority take-out loan (the "Tranche B Take-out Loan" and, together with the Tranche A Take-out Loan, the "Mall Take-out
Financing") made by an entity wholly owned by the Sole Stockholder ( the "Tranche B Take-out Lender"). The Mall Take-out Financing is secured by mortgages on the Mall Assets, and the Tranche A Take-out Loan is also secured by a $20.0 million guaranty made by the Sole Stockholder (the "Mall Take-out Guaranty"). The annual interest rate on the Tranche A Take-out Loan is 350 basis points over 30 day LIBOR. The Tranche A Take-out Loan is due in full on December 20, 2002 and no principal payments are due thereunder until such date. The Tranche B Take-out Loan bears interest at 14% per annum. The initial maturity date is December 20, 2004 with a right of extension to December 20, 2007. No principal payments are due until maturity. Also on December 20, 1999, the Mall Assets were transferred from the Mall Subsidiary to the New Mall Subsidiary, the obligor under the Mall Take-out Financing.

      Because the New Mall Subsidiary is not a guarantor of any indebtedness of the Company (other than the Mall Take-out Financing), creditors of the Company (including the holders of the Notes but excluding creditors of the New Mall Subsidiary) do not have a direct claim against the Mall Assets. As a result, indebtedness of the entities comprising the Company other than the New Mall Subsidiary (including the Notes) is now, with respect to the Mall Assets, effectively subordinated to indebtedness of the New Mall Subsidiary. The New Mall Subsidiary is not restricted by any of the debt instruments of LVSI, Venetian or the Company's other subsidiary guarantors (including the Indentures) from incurring any indebtedness. The terms of the Tranche A Take-out Loan prohibit the New Mall Subsidiary from paying dividends or making distributions to any of the other entities comprising the Company unless payments under the Tranche A Take-out Loan are current, and, with certain limited exceptions, prohibit the New Mall Subsidiary from making any loans to such entities. Any additional indebtedness incurred by the New Mall Subsidiary may include additional restrictions on the ability of the New Mall Subsidiary to pay any such dividends and make any such distributions or loans.

       Phase II Resort and Transfer of Phase II Land
       ---------------------------------------------

      If the Phase II Subsidiary determines to construct the Phase II Resort, the Phase II Subsidiary will be required to raise substantial debt and/or equity financings. Currently, there are no commitments to fund any portion of the construction and development costs of the Phase II Resort. The Phase II Land was transferred to the Phase II Subsidiary in October 1998. On December 31, 1999, an additional 1.75 acres of land was contributed indirectly by the Sole Stockholder to the Phase II Subsidiary.

      The development of the Phase II Resort may require obtaining additional regulatory approvals. The Company does not expect to begin construction on the Phase II Resort until at least the fourth quarter of 2000 or some time in 2001.

      Because the Phase II Subsidiary is not a guarantor of the Company's indebtedness, creditors of the Company (including the holders of the Notes) do not have a direct claim against the assets of the Phase II Subsidiary. As a result, the indebtedness of the Company (including the Notes) is effectively subordinated to indebtedness of the Phase II Subsidiary. The Phase II Subsidiary is not subject to any of the restrictive covenants of the debt instruments of the Company (including, without limitation, the covenants with respect to the limitations on indebtedness and restrictions on the ability to pay dividends or to make distributions or loans to the Company and its subsidiaries). Any indebtedness incurred by the Phase II Subsidiary may include material restrictions on the ability of the Phase II Subsidiary to pay dividends or make distributions or loans to the Company and its subsidiaries.

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

Risk Related to the Subordination Structure of the Mortgage Notes
-----------------------------------------------------------------

      The Mortgage Notes represent senior secured debt obligations of LVSI and Venetian, secured by second priority liens on the collateral securing the Mortgage Notes (the "Note Collateral"). However, the guarantees of the Mortgage Notes by its subsidiaries, Mall Intermediate Holding Company, LLC and Lido Intermediate Holding Company, LLC (collectively, the "Subordinated Guarantors"), are unsecured, subordinated debt obligations of the guarantors. The structure of these guarantees present certain risks for holders of the Mortgage Notes. For example, if the Note Collateral were insufficient to pay the debt secured by such liens, or such liens were found to be invalid, then holders of the Mortgage Notes would have a senior claim against any remaining assets of LVSI and Venetian. In contrast, because of the subordination provision with respect to the Subordinated Guarantors, holders of the Mortgage Notes will always be fully subordinated to the claims of holders of senior indebtedness of the Subordinated Guarantors.

Special Note Regarding Forward-Looking Statements
-------------------------------------------------

      Certain statements in this section and elsewhere in this Annual Report on Form 10-K (as well as information included in oral statements or other written statements made or to be made by the Company) constitute "forward-looking statements." Such forward-looking statements include the discussions of the business strategies of the Company and expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, certain portions of this Form 10-K, the words: "anticipates", "believes", "estimates", "seeks", "expects", "plans", "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks associated with entering into a new venture and new construction, competition and other planned construction in Las Vegas, government regulation related to the casino industry (including the legalization of gaming in certain jurisdictions, such as Native American reservations in the State of California), leverage and debt service (including sensitivity to fluctuations in interest rates), uncertainty of casino spending and vacationing in casino resorts in Las Vegas, occupancy rates and average daily room rates in Las Vegas, demand for all-suites rooms, the popularity of Las Vegas as a convention and trade show destination, the completion of infrastructure projects in Las Vegas, including the current expansion of the Las Vegas Convention Center and the recent expansion of McCarran International Airport, litigation risks, including the outcome of the pending disputes with the Construction Manager and its subcontractors, and general economic and business conditions which may impact levels of disposable income of consumers and pricing of hotel rooms.

ITEM 7A. --QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------

      Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company's primary exposure to market risk is interest rate risk associated with its long-term debt. The Company attempts to manage its interest rate risk by managing the mix of its long-term fixed-rate borrowings and variable rate borrowings under the Bank Credit Facility, the Mall Construction Loan Facility and the FF&E Credit Facility, and by use of interest rate cap and floor agreements. The ability to enter into interest rate cap and floor agreements will allow the Company to manage its interest rate risk associated with its variable rate debt. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and " Item 8 - Financial Statements and Supplementary Data - Notes to Financial Statements - Note 8 Long-Term Debt."

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

INDEX TO FINANCIAL STATEMENTS
-----------------------------

Financial Statements:

Report of Independent Accountants......................................27

Consolidated Balance Sheets at December 31, 1999 and 1998..............28

Consolidated Statements of Operations for each of the three
years in the period ended December 31, 1999............................29

Consolidated Statements of Stockholder's Equity for each of the three years in the period ended December 31, 1999......................30

Consolidated Statements of Cash Flows for each of the three
years in the period ended December 31, 1999............................31

Notes to Financial Statements..........................................32

Financial Statement Schedules:
    Report of Independent Accountants..................................52
    Schedule II - Valuation and Qualifying Accounts....................53

                        Report of Independent Accountants
                        ---------------------------------

To the Directors and Sole Stockholder of Las Vegas Sands, Inc.


      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholder's equity and of cash flows present fairly, in all material respects, the financial position of Las Vegas Sands, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Las Vegas, Nevada
February 15, 2000

================================================================================
                             LAS VEGAS SANDS, INC.
                           Consolidated Balance Sheets

                             (Dollars in thousands)
================================================================================

                                                           December 31
                                                           -----------

                                                      1999              1998
                                                  ----------         ----------
ASSETS
Current assets:

    Cash and cash equivalents                     $   26,252         $    2,285
    Restricted cash and
     investments                                      10,980            133,936
    Accounts receivable, net                          43,203                112
    Inventories                                        4,516                 73
    Prepaid expenses                                   4,072                  2
                                                  ----------         ----------
Total current assets                                  89,023            136,408

    Property and equipment,
     net                                           1,079,192            833,054
    Deferred offering costs,
     net                                              29,865             35,101
    Other assets, net                                 11,522              1,381
                                                  ----------         ----------
                                                  $1,209,602         $1,005,944
                                                  ==========         ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Accounts payable                              $   18,128         $      265
    Construction payables                             10,178             77,025
    Construction payables-contested                    7,232
    Accrued interest payable                          12,490              9,069
    Other accrued liabilities                         43,392              3,005
    Current maturities of
     long-term debt                                   42,859             13,788
                                                  ----------         ----------
Total current liabilities                            134,279            103,152
Other long-term liabilities                            2,333
Long-term debt                                       907,754            744,154
                                                  ----------         ----------
                                                   1,044,366            847,306
                                                  ----------         ----------
Redeemable Preferred Interest in
 Venetian Casino Resort, LLC,
 a wholly owned subsidiary                           149,530             90,701
                                                  ----------         ----------
Commitments and contingencies

Stockholder's equity:
   Common stock, $.10 par value,
    3,000,000 shares authorized,
    925,000 shares issued and
    outstanding                                           92                 92
   Capital in excess of par
    value                                            112,722             99,330
   Accumulated deficit since June
    30, 1996                                         (97,108)           (31,485)
                                                  ----------         ----------
                                                      15,706             67,937
                                                  ----------         ----------
                                                  $1,209,602         $1,005,944
                                                  ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

================================================================================
                             LAS VEGAS SANDS, INC.
                      Consolidated Statements of Operations

                     (In thousands, except per share data)
================================================================================

                                                   Year Ended December 31
                                                   ----------------------

                                            1999           1998           1997
                                          --------      --------       --------
Revenues:
   Casino                                $ 134,381      $     -        $     -
   Rooms                                    89,585
   Food and beverage                        30,786
   Retail and other                         29,167           937            895
                                          --------      --------       --------
                                           283,919           937            895
Less--promotional allowances               (25,045)
                                          --------      --------       --------
   Net revenues                            258,874           937            895
                                          --------      --------       --------

Operating expenses:
   Casino                                   79,102
   Rooms                                    25,532
   Food and beverage                        19,134
   Retail and other                         12,294
   Provision for doubtful
     accounts and discounts                 13,655
   General and administrative               49,938                       (1,827)
   Rental expense                            6,267
   Depreciation and amortization            25,145           100            100
                                          --------      --------       --------
                                           231,067           100         (1,727)
                                          --------      --------       --------
Operating profit before corporate
 and pre-opening expenses                   27,807           837          2,622
   Corporate                                 2,510
   Pre-opening                              21,484         8,722
                                          --------      --------       --------
Operating income (loss)                      3,813       (7,885)          2,622
                                          --------      --------       --------
Other income (expense):
  Interest income                            2,551        17,137          3,439
  Interest expense, net of
   amounts capitalized                     (71,398)      (39,015)        (6,581)
                                          --------      --------       --------
Net loss before extraordinary item         (65,034)      (29,763)          (520)
   Extraordinary item-loss on early
    retirement of debt                        (589)
                                          --------      --------       --------
Net loss                                 $ (65,623)     $(29,763)      $   (520)
                                          ========      ========       ========
Basic and diluted loss
 per share before
 extraordinary item                      $  (85.87)     $ (46.93)      $  (0.56)
                                          ========      ========       ========
Basic and diluted loss
 per share after
 extraordinary item                      $  (86.51)     $ (46.93)      $  (0.56)
                                          ========      ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

================================================================================
                             LAS VEGAS SANDS, INC.
                Consolidated Statements of Stockholder's Equity

                             (Dollars in thousands)
================================================================================

                                         Common Stock

                                  ---------------------------
                                     Number

                                     Shares        Amount

                                  ------------- -------------
Balance at December 31, 1996        925,000     $      92
Capital contributions
Dividends
Net loss
                                  ------------- -------------
Balance at December 31, 1997        925,000            92
Preferred interest
Net loss
                                  ------------- -------------
Balance at December 31, 1998        925,000            92
Capital contributions
Preferred interest
Net loss
                                  ------------- -------------
Balance at December 31, 1999        925,000     $      92
                                  ============= =============


                                   Capital in

                                     Excess of    Accumulated
                                     Par Value      Deficit        Total
                                    ------------- ------------- -------------
Balance at December 31, 1996        $ 107,445     $ (1,202)     $ 106,335
Capital contributions                  33,132                      33,132
Dividends                             (27,600)                    (27,600)
Net loss                                              (520)          (520)
                                    ------------- ------------- -------------
Balance at December 31, 1997          112,977       (1,722)       111,347
Preferred interest                    (13,647)                    (13,647)
Net loss                                           (29,763)       (29,763)
                                    ------------- ------------- -------------
Balance at December 31, 1998           99,330      (31,485)        67,937
Capital contributions                  27,791                      27,791
Preferred interest                    (14,399)                    (14,399)
Net loss                                           (65,623)       (65,623)
                                    ------------- ------------- -------------
Balance at December 31, 1999        $ 112,722     $(97,108)     $  15,706
                                    ============= ============= =============

The accompanying notes are an integral part of these consolidated financial statements.

================================================================================
                             LAS VEGAS SANDS, INC.
                      Consolidated Statements of Cash Flows

                             (Dollars in thousands)
================================================================================

                                                    Year Ended December 31

                                               1999         1998          1997
                                               ----         ----          ----
Cash flows from operating activities:
Net loss                                     $(65,623)    $(29,763)      $ (520)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities:
     Depreciation and amortization              25,145         100          100
     Amortization of debt offering costs
       and original issue discount               7,569       7,187
     Loss on early retirement of debt              589
     Provision for doubtful accounts
       and discounts                             13,655
     Interest earned on restricted
       investments                                          (4,251)        (791)
     Changes in operating assets and
       liabilities:
      Accounts receivable                      (56,748)
      Inventories                               (4,443)
      Prepaids expenses                         (4,070)
      Other current assets                                      26          149
      Other assets                             (10,141)        (83)         137
      Accounts payable                          17,863      (1,436)         (77)
      Accrued interest payable                   3,421       1,260
      Other accrued liabilities                 42,720         901        4,861
                                                ------       -----        -----
Net cash provided by (used in) operating
  activities                                   (30,063)    (26,059)       3,859
                                               -------      -------       -----
Cash flows from investing activities:
Proceeds from sale of (purchase of)
  investments                                  122,956     297,226     (426,120)
Construction of Casino Resort                 (319,106)   (508,399)    (130,827)
                                              --------     --------    --------
Net cash used in investing activities         (196,150)   (211,173)    (556,947)
                                              --------     --------    --------
Cash flows from financing activities:

Proceeds from capital contributions             16,000                   25,500
Proceeds from preferred interest in
  Venetian                                      44,431                   77,053
Proceeds from mortgage notes                                            425,000
Proceeds from senior subordinated notes                                  90,500
Repayments on mall construction
  loan facility                               (140,000)
Proceeds from mall construction
  loan facility                                 37,287     102,713
Proceeds from Tranche A Take-out Loan          105,000
Proceeds from Tranche B Take-out Loan           35,000
Proceeds from completion guaranty loan          23,503
Repayments on bank credit
  facility-term loan                           (11,250)
Proceeds from bank credit
  facility-term loan                            34,000     116,000
Repayments on bank credit
  facility-revolver                            (10,231)
Proceeds from bank credit
  facility-revolver                             40,506       8,885
Repayments on FF&E credit facility              (5,862)
Proceeds from FF&E credit facility              83,842      13,858
Payments of deferred offering costs             (2,046)     (2,796)     (37,387)
Payment of dividends                                                    (27,600)
                                              --------     --------    --------
Net cash provided by financing activities      250,180     238,660      553,066
                                              --------     --------    --------
Increase (decrease) in cash
  and cash equivalents                          23,967       1,428          (22)
Cash and cash equivalents at
  beginning of year                              2,285         857          879
                                              --------     --------    --------
Cash and cash equivalents at end of year       $26,252     $ 2,285       $  857
                                              ========     ========     =======


================================================================================
                             LAS VEGAS SANDS, INC.
                      Consolidated Statements of Cash Flows, (continued)

                             (Dollars in thousands)
================================================================================

                                                    Year Ended December 31

                                               1999         1998          1997
                                               ----         ----          ----
Supplemental disclosure of cash flow
  information:

  Cash payments for interest                   $91,611     $70,435      $   357
                                              ========     ========     =======
Non-cash investing and financing activities:

Contribution of land by Sole Stockholder       $11,791      $    --     $ 7,632
                                              ========     ========     =======
Property and equipment asset acquisitions
  included  in accounts payable                $17,410      $77,025     $32,141
                                              ========     ========     =======

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS, INC.
Notes to Financial Statements

-----------------------------

Note 1 - Organization and Business of Company

---------------------------------------------

      Las Vegas Sands, Inc. ("LVSI") is a Nevada corporation. On April 28, 1989, LVSI commenced gaming operations in Las Vegas, Nevada, by acquiring the Sands Hotel and Casino (the "Sands"). On June 30, 1996, LVSI closed the Sands and subsequently demolished the facility to make way for a planned two-phase hotel-casino resort. The first phase of the hotel- casino resort (the "Casino Resort") includes 3,036 suites, casino space approximating 116,000 square feet, approximately 500,000 square feet of convention space, and approximately 475,000 gross leasable square feet of retail shops and restaurants. In connection with the closing of the Sands, LVSI effected a quasi-reorganization (Note 3).

      The consolidated financial statements include the accounts of LVSI and its wholly owned subsidiaries (the "Subsidiaries"), including Venetian Casino Resort, LLC ("Venetian"), Grand Canal Shops Mall, LLC (the "Mall Subsidiary"), Grand Canal Shops Mall Subsidiary, LLC (the "New Mall Subsidiary"), Lido Casino Resort, LLC (the "Phase II Subsidiary"), Mall Intermediate Holding Company, LLC ("Mall Intermediate"), Grand Canal Shops Mall Construction, LLC ("Mall Construction"), Lido Intermediate Holding Company, LLC ("Lido Intermediate"), Grand Canal Shops Mall Holding Company, LLC, Grand Canal Shops Mall MM Subsidiary, Inc., Lido Casino Resort Holding Company, LLC, Grand Canal Shops Mall MM, Inc. and Lido Casino Resort MM, Inc. (collectively, the "Company"). Each of LVSI and the Subsidiaries is a separate legal entity and the assets of each such entity are intended to be available only to the creditors of such entity.

      Venetian was formed on March 20, 1997 to own and operate certain portions of the Casino Resort. LVSI is the managing member and owns 100% of the common voting equity in Venetian. The entire preferred interest in Venetian is owned by Interface Group Holding Company, Inc. ("Interface Holding"), which is wholly owned by LVSI's sole stockholder (the "Sole Stockholder") (Note 9).

      Mall Intermediate and Lido Intermediate are special purpose companies, which are wholly owned subsidiaries of Venetian. They are guarantors or co-obligors of certain indebtedness related to the construction of the Casino Resort.

      The New Mall Subsidiary, an indirect wholly-owned subsidiary of LVSI, was formed on December 9, 1999 and owns and operates the retail mall in the Casino Resort (the "Mall").

      The Company has transacted business with a number of related parties including Interface Group-Nevada, Inc. ("IGN") and Nevada Funding Group, Inc. ("NFG"). The nature of such transactions and the amounts involved are disclosed in the notes to the financial statements.

Note 2 - Summary of Significant Accounting Policies

---------------------------------------------------

Principals of Consolidation
----------------------------

      The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany balances and transactions have been eliminated.

Use of Estimates
----------------

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

Cash and Cash Equivalents
-------------------------

      Cash and cash equivalents consist of cash and short-term investments with original maturities not in excess of 90 days.

Inventories
-----------

      Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out and specific identification methods. Inventories consist primarily of food, beverage and retail products.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)
----------------------------------------

Note 2 - Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------

Accounts Receivable
-------------------

      Accounts receivable are due within one year and are recorded net of amounts estimated to be uncollectible.

Property and Equipment
----------------------

      Property and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets as follows:


  Building and improvements                         15 to 40 years
  Furniture, fixtures and equipment                  3 to 15 years
  Leasehold improvements                             5 to 10 years

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

Capitalized Interest
--------------------

      Interest costs associated with major construction projects are capitalized. Interest is capitalized on amounts expended on the Casino Resort using the weighted-average cost of the Company's outstanding borrowings. Capitalization of interest ceases when the project is substantially complete.

Pre-opening Costs
-----------------

      Pre-opening costs, representing primarily direct personnel and other costs incurred prior to the opening of the Casino Resort are expensed as incurred.

Debt Discount and Deferred Offering Costs
-----------------------------------------

       Debt discount and offering costs are amortized based on the terms of the related debt instruments using the straight-line method, which approximates the effective interest method.

Per Share Data
--------------

      Basic and diluted loss per share are calculated based upon the weighted average number of shares outstanding. The weighted average number of shares outstanding used in the computation of loss per share of common stock was 925,000 for all periods presented. There were no options or warrants to purchase common stock outstanding during any period presented. The net loss available to common stockholders used in computing 1999 and 1998 basic and diluted loss per share includes a preferred return of $14.4 million and $13.6 million, respectively.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)
----------------------------------------

Note 2 - Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------

Casino Revenue and Promotional Allowances
-----------------------------------------

      In accordance with industry practice, the Company recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of accommodations, food and beverage, and other services furnished to hotel-casino guests without charge is included in gross revenues and deducted as promotional allowances. The estimated departmental cost of providing such promotional allowances is included primarily in casino operating expenses as follows (in thousands):


                                               December 31,
                            ---------------------------------------------------

                                 1999              1998             1997
                                 ----              ----             ----
  Food and Beverage             $     7,126      $        --       $        --
  Rooms                               5,077
  Other                                 836
                            ---------------  ---------------   ---------------
                                $    13,039      $        --       $        --
                            ===============  ===============   ===============


Income Taxes
------------

      LVSI has elected to be taxed as an S Corporation and its wholly owned subsidiaries are limited liability companies, each of which is a tax pass through entity for federal income tax purposes. Nevada does not levy a corporate income tax. Accordingly, no provision for federal or state income taxes is included in the statement of operations.

Concentrations of Credit Risk
-----------------------------

      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of short-term investments and receivables. The short-term investments are placed with a high credit quality financial institution, which invests primarily in U.S. Government-backed repurchase agreements.

Accounting for Derivative Instruments and  Hedging Activities
-------------------------------------------------------------

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. The accounting for the changes in the fair values of such derivatives would depend on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 is effective for the Company's financial statements issued for periods beginning January 1, 2000. However, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", defers the effective date for one year to January 1, 2002. The Company anticipates that implementing SFAS No. 133 will not materially impact the Company's financial condition, results of operations or cash flows.

Reclassifications
-----------------

      The consolidated financial statements for prior years reflect certain reclassifications to conform with the current year presentation, which have no effect on previously reported net income.

Note 3 - Strategic Redirection and Quasi-Reorganization
-------------------------------------------------------

      During 1996, in response to increasing competition and rapid market changes, management decided to strategically redirect the Company's business. On June 30, 1996, the Company suspended operations and closed the existing Sands property to make way for a new hotel-casino resort (Note 1). As a result, approximately 1,400 employee positions were eliminated. The estimated severance and related closing costs were included in selling, general and administrative expense for 1996. In December 1997, the Company reevaluated its accrued closing costs resulting in a credit of $1.8 million to selling, general and administrative expense.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)
----------------------------------------

Note 3 - Strategic Redirection and Quasi-Reorganization (continued)
------------------------------------------------------------------

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

Note 4 - Restricted Cash and Investments

----------------------------------------

      The net proceeds of the Company's 12 1/4% Mortgage Notes due 2004 (the "Mortgage Notes") and its 14 1/4% Senior Subordinated Notes due 2005 (the "Senior Subordinated Notes" and, together with the Mortgage Notes, the "Notes") were deposited into restricted accounts and invested in cash or permitted investments by a disbursement agent for the Company's lenders until required for project costs under the terms of the disbursement agreement with certain of the Company's lenders (the "Disbursement Agreement") (Note 8). Additional amounts have been deposited to other restricted accounts, which are controlled by the Company, but which are also restricted as to use under the terms of the Disbursement Agreement.

      At December 31, 1999, all of the Company's investments were classified as held-to-maturity, which consists of securities that management has the ability and intent to hold to maturity. These investments are carried at cost plus accrued interest, which approximates fair value. There were no sales or transfers of securities classified as held-to-maturity during 1999.

Note 5 - Accounts Receivable

----------------------------

      Components of accounts receivable were as follows:


                                                   December 31,
                                        --------------------------------

                                            1999              1998
                                        --------------   ---------------
Casino                                 $       28,028   $            --
Hotel                                          17,156
Other                                           4,916               112
                                       --------------   ---------------
                                               50,100               112
Less:  allowance for doubtful
       accounts and discounts                  (6,897)               --
                                       ---------------  ---------------
                                       $       43,203   $           112
                                       ===============  ===============

      The Company extends credit to approved casino customers following background checks and investigations of credit worthiness. At December 31, 1999, a substantial portion of the Company's receivables were due from customers residing in foreign countries. Business or economic conditions, the legal enforceability of gaming debts, or other significant events in these countries could affect the collectibility of such receivables.

      An estimated allowance for doubtful accounts and discounts is maintained to reduce the Company's receivables to their carrying amount, which approximates fair value. Although management believes the allowance is adequate, it is possible that the estimated amount of cash collections with respect to the casino accounts receivable could change.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)
----------------------------------------

Note 6 - Property and Equipment, Net

------------------------------------

      Property and equipment includes costs incurred to construct the Casino Resort and consists of the following (in thousands):


                                                    December 31,
                                        --------------------------------

                                             1999             1998
                                        ---------------   --------------
Land and land improvements               $     105,425      $     93,634
Building and improvements                      816,826
Equipment, furniture, fixtures
 and leasehold improvements                    139,147               426
Construction in progress                        42,649           739,028
                                       ---------------   ---------------
                                             1,104,047           833,088
Less:  accumulated depreciation

       and amortization                        (24,855)              (34)
                                       ---------------   ---------------
                                           $ 1,079,192        $  833,054
                                       ===============   ===============

      The Casino Resort serves as collateral for various financing facilities (Note 8).

      During the years ended December 31, 1999, 1998 and 1997, the Company capitalized interest expense of $31.3 million, $39.7 million and $2.2 million, respectively.

Note 7 - Other Accrued Liabilities
----------------------------------

      Other accrued liabilities consist of the following (in thousands):


                                                       December 31,
                                             ----------------------------------

                                                   1999             1998
                                             ---------------   ---------------
 Customer deposits                                 $  15,942          $
 Payroll and related                                  10,779
 Taxes and licenses                                   10,126
 Outstanding gaming chips and tokens                   5,862
 Other accruals                                          683             3,005
                                             ---------------   ---------------
                                                   $  43,392          $  3,005
                                             ===============   ===============

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)
----------------------------------------

Note 8 - Long-Term Debt

-----------------------

      Long-term debt consists of the following (in thousands):


                                                              December 31,
                                                      --------------------------
                                                          1999          1998
                                                      -----------   ------------
12 1/4% Mortgage Notes, due November 15, 2004          $  425,000    $  425,000
14 1/4% Senior Subordinated Notes, due
  November 15, 2005 (net of unamortized
  discount of $5,138 in 1999 and $6,014
  in 1998)                                                 92,362        91,486
Mall Construction Loan Facility                                         102,713
Mall Tranche A Take-out Loan                              105,000
Mall  Tranche B Take-out Loan                              35,000
Completion Guaranty Loan                                   23,503
Bank Credit Facility-revolver                              39,160         8,885
Bank Credit Facility-term loan                            138,750       116,000
FF&E Credit Facility                                       91,838        13,858
Less: current maturities                                 (42,859)       (13,788)
                                                      -----------   ------------
Total long-term debt                                   $  907,754    $  744,154
                                                      ===========   ============

      Mortgage Notes and Senior Subordinated Notes
      --------------------------------------------

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

      The Mortgage Notes are secured by second priority liens on the "Note Collateral" (the real estate improvements and personal property that comprise the Hotel, the Casino and the Congress Center, with certain exceptions). The Senior Subordinated Notes are unsecured. The Notes are redeemable at the option of LVSI and Venetian at prices ranging from 100% to 106.125% during specified years as set forth in the Notes and the indentures pursuant to which the Notes were issued (the "Indentures"). Upon a change of control (as defined in the Indentures), each Note holder may require LVSI and Venetian to repurchase such Notes at 101% of the principal amount thereof plus accrued interest and other amounts which are then due, if any. The Notes are not subject to a sinking fund requirement.

      The Senior Subordinated Notes bear cash interest at the rate of 10% per annum through November 15, 1999, and thereafter at a rate of 14 1/4% per annum. The Senior Subordinated Notes were sold at a $7.0 million discount to their face amount in order to yield 14 1/4% per annum to maturity and accrued to par through the second anniversary date of the issuance.

      Bank Credit Facility
      --------------------

      In November 1997, LVSI, Venetian and a syndicate of lenders entered into a bank credit facility (the "Bank Credit Facility"). The Bank Credit Facility provided $150.0 million in multiple draw-term loans to the Company for construction and development of the Casino Resort. The term loans mature not later than the sixth anniversary of the closing date and are subject to quarterly amortization payments, which began on September 30, 1999 and continue for 15 additional quarters.

      The indebtedness under the Bank Credit Facility is secured by first priority liens on the Note Collateral. As of December 31, 1999, $150.0 million of the term loans had been drawn and $11.3 million principal repayments were made under the Bank Credit Facility term loan.

      Up to $40.0 million of additional credit in the form of revolving loans under the Bank Credit Facility (the "Revolver") is available generally for working capital. The Revolver matures on March 15, 2001, the second anniversary date of the first working capital Revolver advance. During the construction of the Casino Resort, up to $15.0 million of the Revolver was available to fund purchases of certain furniture, fixtures and equipment (the "Specified FF&E") (including deposits thereon) and provide letters of credit for construction activities. Amounts borrowed to purchase the Specified FF&E were repaid from the proceeds of a $97.7 million credit facility secured by the Specified FF&E (the "FF&E Credit Facility"). As of December 31, 1999, $39.2 million was outstanding on the Revolver.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)
----------------------------------------

Note 8 - Long-Term Debt (continued)
----------------------------------

      Funds borrowed under the Bank Credit Facility bear interest through final completion (completion of all punchlist items and settlement of all disputes with the Construction Manager and its subcontractors) at (i) a base rate plus 2% per annum or (ii) a reserve adjusted eurodollar rate plus 3% per annum. Upon final completion and for six months thereafter, the interest rate will be at (i) a base rate plus 1 1/2% or (ii) a reserve adjusted Eurodollar rate plus 2 1/2% per annum. From six months after final completion, the interest rate will be at a base rate or a reserve adjusted Eurodollar rate plus a margin based on certain leverage ratios set forth in the Bank Credit Facility.

      The Company is required to enter into interest rate cap and/or floor agreements to limit the impact of increases in interest rates on its floating rate debt derived from the Bank Credit Facility. To meet the requirements of the Bank Credit Facility, the Company entered into a cap and floor agreement during 1998 (the "Cap and Floor Agreement") which resulted in a premium payment to counter parties and receipt of an equal payment from the counter parties, based upon notional principal amounts for a term equal to the term of the Bank Credit Facility. The interest rate cap provisions of the Cap and Floor Agreement entitle the Company to receive from the counter parties the amounts, if any, by which the selected market interest rates exceed the strike rates stated in such agreement. Conversely, the interest rate floor provisions of the Cap and Floor Agreement require the Company to pay the counter parties the amounts, if any, by which the selected market interest rates are less than the strike rates stated in such agreement. The fair value of the Cap and Floor Agreement is estimated by obtaining quotes from brokers and represents the cash requirement if the existing contracts had been settled at year-end. The notional amount of the Cap and Floor Agreement at December 31, 1999 was $69.4 million.

      Mall Construction Loan Facility
      -------------------------------

      In November 1997, LVSI, Venetian, Mall Construction and a major non-bank lender entered into a mall construction loan facility to provide up to $140.0 million in financing for construction of the Mall (the "Mall Construction Loan Facility"). The Mall Construction Loan Facility was repaid in full on December 20, 1999, pursuant to the Tranche A Take-out Loan and Tranche B Take-out Loan as described below.

      Tranche A Take-out Loan
      -----------------------

      On December 20, 1999, certain take-out lenders (collectively, the "Tranche A Take-out Lender") funded a $105.0 million Tranche A take-out loan to the New Mall Subsidiary (the "Tranche A Take-out Loan"). The proceeds were used to repay indebtedness under the Mall Construction Loan Facility.

      The indebtedness under the Tranche A Take-out Loan is secured by first priority liens on the assets that comprise the Mall (the "Mall Assets"). The annual interest rate on the Tranche A Take-out Loan is 350 basis points over 30-day LIBOR. The Tranche A Take-out Loan is due in full on December 20, 2002. No principal payments are due thereunder until December 20, 2002.

      To meet the requirements of the Tranche A Take-out Loan, the New Mall Subsidiary entered into a cap agreement subsequent to December 31, 1999 (the "Cap Agreement") which resulted in a premium payment to counter parties based upon notional principal amounts for a term equal to the Tranche A Take-out Loan. The interest rate cap entitles the New Mall Subsidiary to receive from the counter parties the amounts, if any, by which the selected market interest rates exceed the strike rates stated in the Cap Agreement.

      The New Mall Subsidiary is also required pursuant to the Tranche A Take-out Loan to maintain certain funds in escrow for mall management fees, tenant disputes, tenant allowances and leasing commissions. At December 31, 1999, $2.2 million was held in such reserves. In addition, pursuant to the terms of the Tranche A Take-out Loan, the Sole Stockholder has delivered a $5.0 million irrevocable letter of credit as collateral for an operating reserve until certain minimum rent thresholds are met.

      Tranche B Take-out Loan
      -----------------------

      On December 20, 1999, the Sole Stockholder funded a Tranche B take-out loan to provide $35.0 million in financing to the New Mall (the "Tranche B
Take-out Loan" and, together with the Tranche A Take-out Loan, the "Mall Take-out Financing"). The proceeds, along with $105.0 million of proceeds from the Tranche A Take-out Loan, were used to repay the Mall Construction Loan Facility in full.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)
----------------------------------------

Note 8 - Long-Term Debt (continued)
----------------------------------

      The indebtedness under the Tranche B Take-out Loan is secured by second priority liens on the Mall Assets. The loan bears interest at 14% per annum. The initial maturity date is December 20, 2004 with a right of extension to December 20, 2007. No principal payments are due until maturity.

      FF&E Financing
      --------------

      In December 1997, the FF&E Credit Facility was entered into with certain lenders (the "FF&E Lenders") to provide $97.7 million of financing for the Specified FF&E and an electrical substation. The financing provides for an interim loan during construction and a 60-month basic term loan after completion of the Casino Resort. In the initial and subsequent draws, the FF&E Lenders reimbursed the Company for amounts spent by the Company for Specified FF&E prior to the initial draw.

      Interest on the basic term loan is a floating monthly rate calculated at the higher of (a) the reserve adjusted 30-day LIBOR plus 375 basis points or (b) the eurodollar interest rate margin in effect on the Bank Credit Facility plus 125 basis points. Amortization on the FF&E basic loan will be 3% of the principal for the first four quarters beginning September 30, 1999 and 5.5% of the principal for the next 16 quarters. As of December 31, 1999, $97.7 million had been drawn and $5.9 million principal repayments had been paid under the FF&E Credit Facility.

      Completion Guaranty Loan
      ------------------------

      In accordance with its terms, advances made under the Sole Stockholder completion guaranty (the "Completion Guaranty") are treated as a junior loan from the Sole Stockholder to Venetian (the "Completion Guaranty Loan") that is subordinated in right of payment to the indebtedness under the Bank Credit Facility, the FF&E Credit Facility and the Notes. The Completion Guaranty Loan matures on November 16, 2005 and bears interest at a rate of 14 1/4% per annum. Although interest may accrue on the Completion Guaranty Loan, no cash payments with respect to such loan may be made until senior indebtedness is repaid, except for payments made from certain construction-related recoveries. On November 12, 1999, an advance of approximately $23.5 million was made under the Completion Guaranty and treated as a Completion Guaranty Loan.

     As support for the development and operation of the Casino Resort, the Sole Stockholder or his affiliates currently provide the following:

(i) a construction completion guaranty unlimited in amount with respect to excess construction costs due to scope changes, with a remaining liability of approximately $5.0 million (collateralized by cash and cash equivalents) with respect to all other construction costs. On November 12, 1999, approximately $23.5 million of the completion guaranty collateral was utilized for excess construction costs, leaving the $5.0 million of cash collateral remaining as described above;

(ii) the $35.0 million Tranche B Take-out Loan; and

(iii) a $20.0 million unsecured guaranty of the $105.0 million Tranche A Take-out Loan; and

(iv) collateral for a $5.0 million irrevocable letter of credit to secure lien bonds; and

(v) collateral for a $5.0 million irrevocable letter of credit to provide an operating reserve for the Mall.

      Scheduled maturities of long-term debt outstanding at December 31, 1999 are summarized as follows: $42.9 million for 2000, $98.2 million for 2001, $175.2 million for 2002, $47.7 million for 2003, $470.7 million for 2004 and $121.0 million (which includes unamortized discount on the Senior Subordinated Notes) thereafter.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)
----------------------------------------

Note 8 - Long-Term Debt (continued)
----------------------------------

      Waivers
      -------

      On November 12, 1999, the Company entered into various limited waiver agreements (the "Waivers") with the administrative agent and lenders under (1) the Bank Credit Facility, (2) the Mall Construction Loan Facility, (3) the FF&E Credit Facility and (4) certain parties to the Disbursement Agreement. Under the Waivers, the various lenders waived certain defaults and events of default (to the extent, if any, they existed or may have existed) arising from the litigation with the Construction Manager, the facts relating to the underlying dispute with the Construction Manager and the mechanics liens that were filed against the Casino Resort. As conditions to the effectiveness of the Waivers, the Company and the Sole Stockholder, among other things (i) agreed to pay a fee to the lenders under the Bank Credit Facility and the FF&E Credit Facility, (ii) agreed to purchase surety bonds for all of the mechanics liens and cause the title company to provide endorsements ensuring that the deeds of trust under the Bank Credit Facility, the Mall Construction Loan Facility and the Mortgage Notes are superior in priority to all mechanics liens, and (iii) agreed that the Sole Stockholder's $25.0 million Completion Guaranty would, notwithstanding the prior agreement of the parties providing for termination of such guaranty upon substantial completion of the Casino Resort, remain in effect until "final completion" (i.e., the completion of all remaining punchlist items and the final resolution or settlement of all disputes with the Construction Manager and subcontractors) and be unlimited in amount with respect to all construction costs arising from scope changes. In order to be able to purchase the surety bonds, the Sole Stockholder had to provide a $5.0 million irrevocable letter of credit as collateral to the bonding company. All of the conditions to the effectiveness of the limited waivers were satisfied on November 12, 1999.

      For the year ended December 31, 1999, the Company incurred a significant net loss and was required to obtain debt and equity contributions from its Sole Stockholder in order to meet its obligations and complete construction of the Casino Resort. The Company has substantial debt service payments due during the next twelve months, including quarterly principal repayments on its Bank Credit Facility and the FF&E Credit Facility aggregating $42.9 million and interest payments of $105.7 million during 2000. To fund these payments from operating cash flow, the Company must achieve improved results for its next four fiscal quarters. Based on results in the fourth quarter of 1999 and management's business plan, the Company anticipates that its existing cash balances, operating cash flow and available borrowing capacity will provide it with sufficient resources to meet existing debt obligations and foreseeable capital expenditure requirements.

      The Company has obtained waivers or remained in compliance with the covenants provided for in its debt instruments, and expects to be in compliance during fiscal 2000. However, part of management's business plan may require increased flexibility under the debt covenants provided for under such instruments. Accordingly, the Company has held discussions with the administrative agent under the Bank Credit Facility to discuss modifications to the terms of the Bank Credit Facility, including the expiration date of the Revolver, schedule of principal payments and financial covenant.

      The debt instruments described above contain certain covenants that require the Company to pass a number of financial tests relating to, among other things, a minimum consolidated earnings before interest, taxes, depreciation and amortization ("EDITDA"), a consolidated leverage ratio; and a fixed charge coverage ratio (all as defined in the respective credit agreements). Additionally, the debt instruments contain certain restrictions that, among other things, limit the ability of the Company and/or certain subsidiaries to incur additional indebtedness, issue disqualified stock or equity interests, pay dividends or make other distributions, repurchase equity interests or certain indebtedness, create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell assets of the Company without prior approval of the lenders or noteholders. The Company is also a party to certain intercreditor arrangements. The intercreditor agreements set forth the lender's interests and claims in the Company's assets as collateral for borrowings.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)
----------------------------------------

Note 8 - Long-Term Debt (continued)
----------------------------------

      Fair Value
      ----------

      Estimated fair values of the Company's debt and related financial instruments are as follows:


                                                 December 31,
                               ---------------------------------------------

                                      1999                 1998
                                      ----                 ----

                               Carrying    Fair       Carrying     Fair
                               Amount      Value      Amount       Value
                               ---------------------------------------------
12 1/4% Mortgage Notes         $425,000    $352,750   $425,000     $433,500
14 1/4% Senior
 Subordinated Notes              92,362      59,475     91,486       87,750
Mall Construction
 Loan Facility                                         102,713      102,713
Mall Tranche A Loan
 Facility                       105,000     105,000
Mall Tranche B Loan
 Facility                        35,000      35,000
Completion Guaranty Loan         23,503      23,503
Bank Credit Facility            177,910     177,910    124,885      124,885
FF&E Credit Facility             91,838      91,838     13,858       13,858
Cap and Floor Agreement                       (100)                   (600)



     The fair values of the Mortgage Notes and the Senior Subordinated Notes are based on quoted market prices. The fair values of the Senior Subordinated Notes are based upon the $97.5 million face amounts. The fair values of other indebtedness and the FF&E Credit Facility approximate their respective carrying amounts based on the variable nature of these facilities. The fair value of the Cap and Floor Agreement and the Cap Agreement are based upon quotes from brokers.

Note 9 - Redeemable Preferred Interest in Venetian Casino Resort, LLC
---------------------------------------------------------------------
      During 1997, Interface Holding contributed $77.1 million in cash to Venetian in exchange for a Series A preferred interest (the "Series A Preferred Interest") in Venetian. By its terms, the Series A Preferred Interest was convertible at any time into a Series B preferred interest in Venetian (the "Series B Preferred Interest"). In August 1998, the Series A Preferred Interest was converted into the Series B Preferred Interest. The rights of the Series B Preferred Interest include the accrual of a preferred return of 12% from the date of contribution in respect of the Series A Preferred Interest. Until the indebtedness under the Bank Credit Facility is repaid and cash payments are permitted under the restricted payment covenants of the indentures entered into in connection with the Notes, the preferred return on the Series B Preferred Interest will accrue and will not be paid in cash. Commencing in November 2009, distributions must be made to the extent of the positive capital account of the holder. During the second and third quarters of 1999, Interface Holding contributed $37.3 million and $7.1 million, respectively, in cash in exchange for an additional Series B Preferred Interest. During the years ended December 31, 1999 and 1998, $14.4 million and $13.6 million, respectively, were accrued on the Series B Preferred Interest related to the contributions made. During 1997, 1998 and 1999, there were no distributions of preferred interest or preferred return paid.

Increase in Shares Authorized and Outstanding
---------------------------------------------

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

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)
----------------------------------------

Note 10 - Stockholder's Equity (continued)
------------------------------------------

1997 Fixed Stock Option Plan
----------------------------

      The Company established a nonqualified stock option plan, which provides for the granting of stock options pursuant to the applicable provisions of the Internal Revenue Code and regulations. The stock option plan provides for the granting of up to 75,000 shares of common stock to officers and other key employees of the Company. The Company has committed to grant options to purchase shares of the Company's common stock at an exercise price to be determined by a formula involving the value of LVSI's land and certain capital contributions. If fully exercised, shares acquired under such options would represent approximately 5% of the Company's then outstanding stock. The Company does not expect the exercise price on the grant date will be lower than fair market value.

Note 11 - Employee Savings Plan

-------------------------------

      Participation in the Venetian Casino Resort, LLC 401 (k) employee savings plan is available for all full time employees. The savings plan allows participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. Venetian matches 150% of the first $390 of employee contributions and 50% of employee contributions in excess of $390 up to a maximum of 3% of participating employee's eligible gross wages. For the year ended December 31, 1999, contributions accrued under the savings plan were $800,000.

Note 12 - Related Party Transactions

------------------------------------

      On November 12, 1999, the Sole Stockholder made a $15.0 million working capital loan to the Company in the form of the Subordinated Note. On November 15, 1999, the entire Subordinated Note was contributed by the Sole Stockholder to LVSI as a common equity capital contribution.

      Because the Company could not access the Revolver from August 3, 1999 to November 12, 1999 while mechanics liens against the Casino Resort were outstanding, the Sole Stockholder contributed $7.1 million to Venetian in return Series B Preferred Interest and $16.0 million to LVSI (including conversion of the $15.0 million Subordinated Note) as a common equity capital contribution. Also, during the second quarter of 1999, the Company received $37.3 million from the Phase II Subsidiary (which was funded from indirect equity contributions by the Sole Stockholder through Venetian as a Series B Preferred Interest) to reimburse the Company for a portion of the shared facilities costs between the Casino Resort and the Phase II Resort. During the fourth quarter, the Sole Stockholder indirectly contributed 1.75 acres of land on the Strip to the Phase II Subsidiary, which was recorded at its historical cost of $11.8 million as a common equity capital contribution.

      The Sole Stockholder is a partner in three entities formed to build out and operate restaurants in the Casino Resort. The terms and conditions of the leases granted by the Company for such restaurants are market and on an arm's-length basis.

      In 1999, LVSI received from, and rendered to, Interface and its affiliates certain administrative and other services such as travel. Any such services were provided either on an arm's-length basis, or at a cost based on the actual costs incurred to provide such services. The Company paid certain affiliates $900,000 for these services during 1999.

      During November 1999, the Sole Stockholder purchased idle construction equipment from the Company (tower cranes) for $2.0 million, the cost basis of the equipment.

      During the fourth quarter of 1999, the Sole Stockholder purchased certain construction claims from various contractors and subcontractors for an aggregate price equal to the aggregate amount of the claims (approximately $1.6 million). On November 12, 1999, with the approval of all of the Company's lenders, the Company paid the Sole Stockholder the aggregate amount of these claims.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)
----------------------------------------

Note 13 - Commitments and Contingencies (continued)
--------------------------------------------------

Energy Services Agreement and Other Operating Lease Agreements
--------------------------------------------------------------

      During 1997, Venetian and the Mall Subsidiary entered into separate energy service agreements with a heating and air conditioning ("HVAC") provider (the "HVAC Provider"). Under the terms of the energy services agreement and other separate energy services agreements, HVAC energy and services will be purchased by Venetian, the New Mall Subsidiary, its mall tenants and IGN over initial terms of 10 years with an option to collectively extend the terms of their agreements for two consecutive five-year periods.

      Pursuant to the Company's construction management contract (as more fully defined under "Litigation" below), the HVAC plant was constructed by the Company's Construction Manager (also defined below) on land owned by the Company and leased to the HVAC Provider. The HVAC equipment is owned by the HVAC Provider, which paid all costs ("HVAC Costs") in connection with the purchase and installation of the HVAC equipment. The total HVAC Costs were $70.0 million.

      The charges payable under the separate energy services agreements include a fixed component applied to the HVAC Costs paid by the HVAC Provider, reimbursement of operational and related costs and a management fee.

      As of December 31, 1999, Venetian and the New Mall Subsidiary were obligated under the energy services agreements to make future minimum payments as follows (in thousands):


 Years Ending December 31,
 -------------------------

   2000                                            $  7,657
   2001                                               7,657
   2002                                               7,657
   2003                                               7,657
   2004                                               7,657
   Thereafter                                        34,456
                                            ---------------
   Total minimum lease payments                     $72,741
                                            ===============

      Expenses incurred under the energy services agreements were $4.3 million for the year ended December 31, 1999. The New Mall Subsidiary is responsible for 19% of energy services rental payments and these amounts exclude payments by IGN. Expenses incurred under other operating lease agreements totaled $2.0 million.

Litigation
----------

     The Company is party to litigation matters and claims related to its operations and the construction of the Casino Resort. Except as described below, the Company does not expect that the final resolution of these matters will have a material impact on the financial position, results of operation and cash flows of the Company.

     The construction of the principal components of the Casino Resort was undertaken by Lehrer McGovern Bovis, Inc. (the "Construction Manager") pursuant to a construction management agreement and certain amendments thereto (as so amended, the "Construction Management Contract"). The Construction Management Contract established a final guaranteed maximum price (the "Final GMP")of $645.0 million, so that, subject to certain exceptions (including an exception for cost overruns due to "scope changes"), the Construction Manager was responsible for any costs of the work covered by the Construction Management Contract in excess of the Final GMP. The obligations of the Construction Manager under the Construction Management Contract are guaranteed by Bovis, Inc. ("Bovis"), the Construction Manager's direct parent at the time the Construction Management Contract was entered into.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)
----------------------------------------

Note 13 - Commitments and Contingencies (continued)
--------------------------------------------------

     On July 30, 1999, Venetian filed a complaint against the Construction Manager and Bovis in United States District Court for the District of Nevada. The action alleges breach of contract by the Construction Manager of its obligations under the Construction Management Contract and a breach of contract by Bovis of its obligations the Bovis Guaranty, including failure to fully pay trade contractors and vendors and failure to meet the April 21, 1999 guaranteed completion date. This complaint was amended by the Company on November 23, 1999 to add Bovis' guarantor, P&O, as an additional defendant. The suit is intended to ask the courts, among other remedies, to require the Construction Manager and its guarantors to pay its contractors, to compensate Venetian for the Construction Manager's failure to perform its duties under the Construction Management Contract and to pay the Company the agreed upon liquidated damages penalty for failure to meet the guaranteed substantial completion date. Venetian seeks total damages in excess of $50.0 million. The Construction Manager subsequently filed motions to dismiss the Company's complaint on various grounds, which the Company opposed. The Construction Manager's principal motions to date have either been denied by the court or voluntarily withdrawn.

     In response to Venetian's breach of contract claims against the Construction Manager, Bovis and P&O, the Construction Manager filed a complaint on August 3, 1999 against Venetian in the District Court of Clark County, Nevada. The action alleges a breach of contract and quantum meruit claim under the Construction Management Contract and also alleges that Venetian defrauded the Construction Manager in connection with the construction of the Casino Resort. The Construction Manager seeks damages, attorney's fees and costs and punitive damages. In the lawsuit, the Construction Manager claims that it is owed $145.6 million from Venetian and its affiliates. This complaint was subsequently amended by the Construction Manager, which also filed an additional complaint against the Company relating to work done and funds advanced with respect to the contemplated development of the Phase II Resort. Based upon its preliminary review of the complaints, the fact that the Construction Manager has not provided Venetian with reasonable documentation to support such claims, and the Company's belief that the Construction Manager has materially breached its agreements with the Company, the Company believes that the Construction Manager's claims are without merit and intends to vigorously defend itself and pursue its claims against the Construction Manager in any litigation.

     In connection with these disputes, as of December 31, 1999 the Construction Manager and its subcontractors filed mechanics liens against the Casino Resort for $145.6 million and $182.2 million, respectively. As of December 31, 1999, the Company had purchased surety bonds for virtually all of the claims underlying these liens (other than approximately $15.0 million of claims with respect to which the Construction Manager purchased bonds). As a result, there can be no foreclosure of the Casino Resort in connection with the claims of Construction Manager and its subcontractors. However, the Company will be required to pay or immediately reimburse the bonding company if and to the extent that the underlying claims are judicially determined to be valid. If such claims are not settled, it is likely to take a significant amount of time for their validity to be judicially determined.

     The Company believes that these claims are, in general, unsubstantiated, without merit, overstated and/or duplicative. The Construction Manager itself has publicly acknowledged that at least some of the claims of its subcontractors are without merit. In addition, the Company believes that pursuant to the Construction Management Contract and the Final GMP, the Construction Manager is responsible for payment of any subcontractors' claims to the extent they are determined to be valid. The Company may also have and is in the process of investigating a variety of other defenses to the liens that have been filed, including, for example, the fact that the Construction Manager and its subcontractors previously waived or released their right to file liens against the Casino Resort. The Company intends to vigorously defend itself in any lien proceedings.

      On August 9, 1999, the Company notified the insurance companies providing coverage under its liquidated damages insurance policy (the "LD Policy") that it has a claim under the LD Policy. The LD Policy provides insurance coverage for the failure of the Construction Manager to achieve substantial completion of the portions of the Casino Resort covered by the Construction Management Contract within 30 days of the April 21, 1999 deadline, with a maximum liability under the LD Policy of approximately $24.1 million and with coverage being provided, on a per-day basis, for days 31-120 of the delay in the achievement of substantial completion. Because the Company believes that substantial completion was not achieved until November 12, 1999, the Company's claim under the LD Policy is likely to be for the above-described maximum liability of $24.1 million. The Company expects the LD Policy insurers to assert many of the same claims and defenses that the Construction Manager has or will assert in the above-described litigations. Liability under the LD Policy may ultimately be determined by binding arbitration.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)
----------------------------------------

Note 14 - Minimum Lease Income (continued)
-----------------------------------------

      All of the pending litigation described above is in preliminary stages and it is not yet possible to determine its ultimate outcome. If any litigation or other proceedings concerning the claims of the Construction Manager or its subcontractors were decided adversely to the Company, such litigation or other lien proceedings could have a material effect on the financial position, results of operations or cash flows of the Company.

      The Company has entered into a number of operating leases in relation to the New Mall Subsidiary and various retail and food and beverage outlets in the Casino Resort, which range in length from 5 to 20 years. The future minimum lease income under these leases (of which approximately 83% is attributable to the New Mall Subsidiary) consisted of the following at December 31, 1999 (in thousands):


  2000                              $   20,491
  2001                                  20,521
  2002                                  20,708
  2003                                  20,846
  2004                                  20,131
  Thereafter                            81,612
                               ---------------

  Total                              $ 184,309
                               ===============

      The New Mall Subsidiary has entered into an agreement with Forest City Enterprises (the "Mall Manager"), a subsidiary of Forest City Ratner
Enterprises, a leading developer and manager of retail and commercial real estate developments, whereby the Mall Manager manages the Mall and supervises and assists in the creation of an advertising and promotional program and a marketing plan for the Mall. The Mall Manager is also responsible for, among other things, preparation of a detailed plan for the routine operation of the Mall, collection and deposit procedures for rents and other tenant charges, supervision of maintenance and repairs and, on an annual basis, preparation of a detailed budget (including any anticipated extraordinary expenses and capital expenditures) for the Mall. The term of the management contract is five years from June 19, 1999, the date the Mall opened to the public. The Mall Manager receives a management fee of 2% of all gross rents received from the operation of the Mall; provided that the Mall Manager will receive a minimum fee of $450,000 per year.

Note 15 - Summarized Financial Information

------------------------------------------

       Venetian and LVSI are co-obligors of the Notes and certain other indebtedness related to construction of the Casino Resort and are jointly and severally liable for such indebtedness (including the Notes). Venetian, Mall Intermediate, Mall Construction, and Lido Intermediate (collectively, the "Subsidiary Guarantors") are wholly owned subsidiaries of LVSI. The Subsidiary Guarantors have jointly and severally guaranteed (or are co-obligors of) such debt on a full and unconditional basis. No other subsidiary of LVSI is an obligor or guarantor of any of the Casino Resort financing.

      Because the New Mall Subsidiary is not a guarantor of any indebtedness of the Company (other than the Mall Take-out Financing), creditors of the Company's entities comprising the Company other than the New Mall Subsidiary (including the holders of the Notes but excluding creditors of the New Mall Subsidiary) do not have a direct claim against the Mall Assets. As a result, indebtedness of the entities comprising the Company other than the New Mall Subsidiary (including the Notes) is now, with respect to the Mall Assets, effectively subordinated to indebtedness of the New Mall Subsidiary. The New Mall Subsidiary is not restricted by any of the debt instruments of LVSI, Venetian or the Company's other subsidiary guarantors (including the Indentures) from incurring any indebtedness. The terms of the Tranche A Take-out Loan prohibit the New Mall Subsidiary from paying dividends or making distributions to any of the other entities comprising the Company unless payments under the Tranche A Take-out Loan are current, and, with certain limited exceptions, prohibit the New Mall Subsidiary from making any loans to such entities. Any additional indebtedness incurred by the New Mall Subsidiary may include additional restrictions on the ability of the New Mall Subsidiary to pay any such dividends and make any such distributions or loans.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)
----------------------------------------

Note 15 - Summarized Financial Information (continued)
-----------------------------------------------------

      Prior to October 1998, Venetian owned approximately 44 acres of land on or near the Las Vegas Strip, on the site of the former Sands. Such property includes the site on which the Casino Resort was constructed. Approximately 14 acres of such land was transferred to the Phase II Subsidiary in October 1998. On December 31, 1999, an additional 1.75 acres of land was contributed indirectly by the Sole Stockholder to the Phase II Subsidiary. The Phase II Resort is planned to be constructed adjacent to the Casino Resort. Because the Phase II Subsidiary will not be a guarantor of the Company's indebtedness, creditors of the Company (including the holders of the Notes) will not have a direct claim against the assets of the Phase II Subsidiary. As a result, the indebtedness of the Company (including the Notes) will be effectively subordinated to indebtedness of the Phase II Subsidiary. The Phase II Subsidiary is not subject to any of the restrictive covenants of the debt instruments of the Company (including the Notes). Any indebtedness incurred by the Phase II Subsidiary is expected to include material restrictions on the ability of the Phase II Subsidiary to pay dividends or make distributions or loans to the Company and its subsidiaries.

      Separate financial statements and other disclosures concerning each of Venetian and the Subsidiary Guarantors are not presented below because management believes that they are not material to investors. Summarized financial information of LVSI, Venetian, the Subsidiary Guarantors and the non-guarantor subsidiaries on a combined basis as of December 31, 1999 and 1998 and the three years in the period ended December 31, 1999 is as follows (in thousands):

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 15 Summarized Financial Information (continued)
================================================================================

                            CONDENSED BALANCE SHEETS

                                December 31, 1999


                                                          Venetian
                                          Las Vegas       Casino Resort
                                          Sands, Inc.     LLC
                                         -----------     -----------

Cash and cash equivalents                $   23,961       $    2,237
Restricted cash and investments                                8,789
Intercompany receivable                                       24,736
Accounts receivable, net                     22,279           17,519
Inventories                                                    4,516
Prepaid expenses                                629            3,229
                                         -----------     -----------
     Total current assets                    46,869           61,026

Property and equipment, net                                  853,282
Investment in Subsidiaries                  126,016           67,091
Deferred offerings costs, net                                 24,441
Other assets, net                             3,804            4,651
                                         -----------     -----------
                                         $  176,689       $1,010,491
                                         ==========       ==========

Accounts payable                         $      834       $   15,843
Construction payable                                           6,262
Construction payable-contested                                 7,232
Intercompany payables                         2,051
Accrued interest payable                                      12,327
Other accrued liabilities                    19,848           22,580
Current maturities of long
  term debt                                                   42,859
                                         -----------     -----------
    Total current liabilities                22,733          107,103

Other long-term liabilities                                    2,333
Long-term debt                                               767,754
                                         -----------     -----------
                                             22,733          877,190
Redeemable Preferred interest

  in Venetian                                                149,530
                                         -----------     -----------
Stockholder's equity                        153,956          (16,229)
                                         -----------     -----------
                                         $  176,689      $ 1,010,491
                                         ===========     ===========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 15 Summarized Financial Information (continued)
================================================================================


                      CONDENSED BALANCE SHEETS, (Continued)
                                December 31, 1999


                                           GUARANTOR SUBSIDIARIES
                                        ----------------------------
                                        LIDO            Mall
                                        Intermediate    Intermediate
                                        Holding         Holding
                                        Company         Company
                                        LLC             LLC
                                        -----------     -----------

Cash and cash equivalents              $         4      $        5
Restricted cash and investments
Intercompany receivable
Accounts receivable, net
Inventories
Prepaid expenses
                                        -----------     -----------
     Total current assets                        4               5
                                        -----------     -----------
Property and equipment, net
Investment in Subsidiaries

Deferred offerings costs, net
Other assets, net

                                        -----------     -----------
                                        $        4      $        5
                                        ===========     ===========
Accounts payable                        $               $
Construction payable
Construction payable-contested
Intercompany payables
Accrued interest payable
Other accrued liabilities
Current maturities of long
  term debt
                                        -----------     -----------
    Total current liabilities

Other long-term liabilities
Long-term debt

                                        -----------     ----------

Redeemable Preferred interest
  in Venetian

                                        -----------     ----------
Stockholder's equity                             4              5
                                        -----------     ----------
                                        $        4      $       5
                                        ===========     ==========


================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 15 Summarized Financial Information (continued)
================================================================================


                      CONDENSED BALANCE SHEETS, (Continued)
                                December 31, 1999


                                         NON-GUARANTOR SUBSIDIARIES
                                        ----------------------------
                                        (1)
                                        Grand           (2)
                                        Canal           Other
                                        Shops Mall      Non-
                                        Subsidiary      Guarantor
                                        LLC             Subsidiaries
                                        -----------     -----------

Cash and cash equivalents              $        --      $       45
Restricted cash and investments              2,191
Intercompany receivable
Accounts receivable, net                     3,405
Inventories
Prepaid expenses                               214
                                        -----------     -----------
     Total current assets                    5,810              45
                                        -----------     -----------
Property and equipment, net                143,965          81,945
Investment in Subsidiaries

Deferred offerings costs, net                5,424
Other assets, net                            3,067
                                        -----------     -----------
                                        $  158,266      $   81,990
                                        ===========     ===========
Accounts payable                        $    1,451      $
Construction payable                                         3,916
Construction payable-contested
Intercompany payables                       22,685
Accrued interest payable                       163
Other accrued liabilities                      964
Current maturities of long
  term debt
                                        -----------     -----------
    Total current liabilities               25,263           3,916

Other long-term liabilities
Long-term debt                             140,000
                                        -----------     -----------
                                           165,263           3,916
Redeemable Preferred interest
  in Venetian

                                        -----------     -----------
Stockholder's equity                        (6,997)         78,074
                                        -----------     -----------
                                        $  158,266      $   81,990
                                        ===========     ===========

----------
(1) The assets and liabilities of Grand Canal Shops Mall Construction, LLC, a guarantor, were transferred to The Mall Subsidiary, a non-guarantor subsidiary, upon substantial completion of the Casino Resort.

(2) Land with a historical cost basis of $29,169 was transferred from Venetian Casino Resort, LLC, a co-obligor of the Notes to Lido Casino Resort, LLC., a non-guarantor subsidiary, in October 1998 and land with a value of $11.8 million was indirectly contributed by the Sole Stockholder during December 1999.


================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 15 Summarized Financial Information (continued)
================================================================================


                      CONDENSED BALANCE SHEETS, (Continued)
                                December 31, 1999


                                        Consolidating/
                                        Eliminating
                                        Entries         Total

                                        -----------     -----------

Cash and cash equivalents              $        --      $    26,252
Restricted cash and investments                              10,980
Intercompany receivable                    (24,736)
Accounts receivable, net                                     43,203
Inventories                                                   4,516
Prepaid expenses                                              4,072
                                        -----------     -----------
     Total current assets                  (24,736)          89,023
                                        -----------     -----------
Property and equipment, net                               1,079,192
Investment in Subsidiaries                (193,107)
Deferred offerings costs, net                                29,865
Other assets, net                                            11,522
                                        -----------     -----------
                                        $ (217,843)      $1,209,602
                                        ===========     ===========
Accounts payable                        $                $   18,128
Construction payable                                         10,178
Construction payable-contested                                7,232
Intercompany payables                      (24,736)
Accrued interest payable                                     12,490
Other accrued liabilities                                    43,392
Current maturities of long
  term debt                                                  42,859
                                        -----------     -----------
    Total current liabilities              (24,736)         134,279

Other long-term liabilities                                   2,333
Long-term debt                                              907,754
                                        -----------     -----------
                                           (24,736)       1,044,366
Redeemable Preferred interest

  in Venetian                                               149,530
                                        -----------     -----------
Stockholder's equity                      (193,107)          15,706
                                        -----------     -----------
                                        $ (217,843)      $1,209,602
                                        ===========     ===========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 15 Summarized Financial Information (continued)
================================================================================

                            CONDENSED BALANCE SHEETS

                                December 31, 1998


                                                               Venetian
                                               Las Vegas       Casino Resort
                                               Sands, Inc.     LLC
                                               -----------     -----------

Cash and cash equivalents                     $    1,216       $    1,025
Restricted cash and investments                                   133,936
Intercompany receivable                              563
Accounts receivable, net                                              112
Inventories                                                            73
Prepaid expenses                                                        2
                                               -----------     -----------
     Total current assets                          1,779          135,148
                                               -----------     -----------
Property and equipment, net                                       700,491
Investment in Subsidiaries                       114,225           29,331
Deferred offerings costs, net                                      28,384
Other assets, net                                  1,317               64
                                               -----------     -----------
                                              $  117,321       $  893,418
                                               ==========       ==========

Accounts payable                              $                $      265
Construction payable                                               66,402
Intercompany payables                                               3,618
Accrued interest payable                                            9,069
Other accrued liabilities                          1,948            1,057
Current maturities of long term debt                               13,788
                                               ----------     -----------
    Total current liabilities                      1,948           94,199
Long-term debt                                                    641,441
                                              -----------     -----------
                                                   1,948          735,640
Redeemable Preferred interest

  in Venetian                                                      90,701
                                              -----------     -----------
Stockholder's equity                             115,373           67,077
                                              -----------     -----------
                                              $  117,321      $   893,418
                                              ===========     ===========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 15 Summarized Financial Information (continued)
================================================================================

                      CONDENSED BALANCE SHEETS, (continued)
                                December 31, 1998


                                          GUARANTOR SUBSIDIARIES
                               ------------------------------------------

                                                               (1)
                                Lido            Mall           Grand
                                Intermediate    Intermediate   Canal
                                Holding         Holding        Shops Mall
                                Company         Company        Construction
                                LLC             LLC            LLC
                                -----------     -----------    -----------

Cash and cash equivalents       $         5     $         5     $       10
Restricted cash and

  investments                                                        3,225
Intercompany receivable
Accounts receivable, net
Inventories
Prepaid expenses
                                -----------     -----------     -----------
     Total current assets                 5               5          3,235
                                -----------     -----------     -----------
Property and equipment,
   net                                                             103,394
Investment in Subsidiaries
Deferred offerings costs,
   net                                                               6,717
Other assets, net
                                -----------     -----------     ----------
                                $         5     $         5     $  113,346
                                ===========     ===========     ==========

Accounts payable                $               $               $
Construction payable                                                10,623
Intercompany payables
Accrued interest payable
Other accrued liabilities
Current maturities of
  long term debt
                                -----------     -----------     ----------
    Total current

     liabilities                                                    10,623
Long-term debt                                                     102,713
                                -----------     -----------     ----------
                                                                   113,336
Redeemable Preferred
   interest in Venetian

                                -----------     -----------     -----------
Stockholder's equity                      5               5              10
                                -----------     -----------     -----------
                                $         5     $         5     $   113,346
                                ===========     ===========     ===========

----------
(1) The assets and liabilities of Grand Canal Shops Mall Construction, LLC, a guarantor, were transferred to The Mall Subsidiary, a non-guarantor subsidiary, upon substantial completion of the Casino Resort.



================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 15 Summarized Financial Information (continued)
================================================================================

                      CONDENSED BALANCE SHEETS, (continued)
                                December 31, 1998


                                (2)

                                Other

                                Non-            Consolidating/
                                Guarantor       Eliminating
                                Subsidiaries    Entries         Total
                                -----------     -----------     -----------

Cash and cash equivalents       $        24     $               $     2,285
Restricted cash and

  investments                                                       133,936
Intercompany receivable                              (3,788)
Accounts receivable, net                                                112
Inventories                                                              73
Prepaid expenses                                                          2
                                -----------     -----------     -----------
     Total current assets                24          (3,788)        136,408
                                -----------     -----------     -----------
Property and equipment,
   net                               29,169                         833,054
Investment in Subsidiaries                         (143,556)
Deferred offerings costs,
   net                                                               35,101
Other assets                                                          1,381
                                -----------     -----------     -----------
                                $    29,193     $  (147,344)    $ 1,005,944
                                ===========     ===========     ===========

Accounts payable                $               $               $      265
Construction payable                                                77,025
Intercompany payables                   170          (3,788)
Accrued interest payable                                             9,069
Other accrued liabilities                                            3,005
Current maturities of
  long term debt                                                    13,788
                                -----------     -----------     -----------
    Total current                       170          (3,788)

     liabilities                                                   103,152
Long-term debt                                                     744,154
                                -----------     -----------     -----------
                                        170          (3,788)       847,306

Redeemable Preferred

   interest in Venetian                                             90,701
                                -----------     -----------     -----------
Stockholder's equity                 29,023        (143,556)        67,937
                                -----------     -----------     -----------
                                $    29,193     $  (147,344)    $1,005,944
                                ===========     ===========     ===========

----------
(2) Land with a historical cost basis of $29,169 was transferred from Venetian Casino Resort, LLC, a co-obligor of the Notes to Lido Casino Resort, LLC., a non-guarantor subsidiary, in October 1998 and land with a value of $11.8 million was indirectly contributed by the Sole Stockholder during December 1999.



================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 15 Summarized Financial Information (continued)
================================================================================


                        CONDENSED STATEMENT OF OPERATIONS

                                December 31, 1999


                                                     Venetian
                                     Las Vegas       Casino Resort
                                     Sands, Inc.     LLC
                                     -----------     -----------
Revenues:
Casino                               $   134,381     $        --
Room                                                      89,585
Food and beverage                                         30,786
Retail and other                           1,592          47,197
                                     -----------     -----------
Total revenue                            135,973         167,568
Less promotional allowance                               (25,045)
                                     -----------     -----------

Net revenue                              135,973         142,523
Operating expenses:
Casino                                   108,568
Room                                                      25,532
Food and beverage                                         19,134
Retail and other                                           7,385
Provision for doubtful
 accounts and discounts                   12,225             730
General and administrative                 1,369          48,566
Rental expense                             1,237           3,852
Depreciation and amortization                 52          22,692
                                     -----------     -----------
                                         123,451         127,891
                                     -----------     -----------
Operating profit (loss)
 before corporate pre-opening
 expenses                                 12,522          14,632
Corporate                                  1,794             716
Pre-opening expenses                         143          21,341
                                     -----------     -----------
Operating income (loss)                   10,585          (7,425)
                                     -----------     -----------
Other income (expense):
  Interest income                            209           2,336
  Interest expense, net of
   amounts capitalized                                   (63,819)
                                     -----------     -----------
Net loss before

 extraordinary item                       10,794         (68,908)
  Loss on early retirement
    of debt
                                     -----------     -----------
Net income (loss)                     $   10,794     $   (68,908)
                                     ===========     ===========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 15 Summarized Financial Information (continued)
================================================================================


                 CONDENSED STATEMENT OF OPERATIONS, (continued)
                                December 31, 1999


                                        GUARANTOR SUBSIDIARIES
                                     ----------------------------
                                     LIDO            Mall
                                     Intermediate    Intermediate
                                     Holding         Holding
                                     Company         Company
                                     LLC             LLC
                                     -----------     -----------
Revenues:
Casino                               $               $
Room
Food and beverage
Retail and other
                                     -----------     -----------
Total revenue
Less promotional allowance

                                     -----------     -----------

Net revenue
Operating expenses:
Casino
Room
Food and beverage
Retail and other
Provision for doubtful
 accounts and discounts
General and administrative                     1
Rental expense
Depreciation and amortization
                                     -----------     -----------
                                               1

                                     -----------     -----------
Operating profit (loss)
 before corporate pre-opening
 expenses                                     (1)
Corporate
Pre-opening expenses
                                     -----------     -----------
Operating income (loss)                       (1)
                                     -----------     -----------
Other income (expense):
  Interest income
  Interest expense, net of
   amounts capitalized
                                     -----------     -----------
Net loss before

 extraordinary item                           (1)
  Loss on early retirement
    of debt
                                     -----------     -----------
Net income (loss)                     $       (1)     $       --
                                     ===========     ===========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 15 Summarized Financial Information (continued)
================================================================================


                        CONDENSED STATEMENT OF OPERATIONS

                                December 31, 1999


                                     NON-GUARANTOR SUBSIDIARIES
                                    ----------------------------

                                       (1)

                                      Grand

                                    Canal           Other
                                    Shops Mall      Non-
                                    Subsidiary      Guarantor
                                    LLC             Subsidiaries
                                    -----------     -----------
Revenues:
Casino                              $               $
Room
Food and beverage
Retail and other                          9,844
                                    -----------     -----------
Total revenue                             9,844
Less promotional allowance
                                    -----------     -----------

Net revenue                               9,844
Operating expenses:
Casino
Room
Food and beverage
Retail and other                          4,909
Provision for doubtful
 accounts and discounts                     700
General and administrative                                    2
Rental expense                            1,178
Depreciation and amortization             2,401
                                    -----------     -----------
                                          9,188               2
                                    -----------     -----------
Operating profit (loss)
 before corporate and
 pre-opening expenses                       656              (2)
Corporate
Pre-opening expenses

                                    -----------     -----------
Operating income (loss)                     656              (2)
                                    -----------     -----------
Other income (expense):
  Interest income                             6
  Interest expense, net of
   amounts capitalized                   (7,579)
                                    -----------     -----------
Net loss before

 extraordinary item                      (6,917)             (2)
  Loss on early retirement
   of debt                                 (589)
                                    -----------     -----------
Net income (loss)                   $    (7,506)    $        (2)
                                    ===========     ===========

----------
(1) The assets and liabilities of Grand Canal Shops Mall Construction, LLC, a guarantor, were transferred to the Mall Subsidiary, a non-guarantor subsidiary, upon substantial completion of the Casino Resort.



================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 15 Summarized Financial Information (continued)
================================================================================


                 CONDENSED STATEMENT OF OPERATIONS, (continued)
                                December 31, 1999



                                Consolidating/
                                Eliminating
                                Entries         Total
                                -------------   -------------
Revenues:
Casino                          $               $   134,381
Room                                                 89,585
Food and beverage                                    30,786
Retail and other                    (29,466)         29,167
                                -----------     -----------
Total revenue                       (29,466)        283,919
Less promotional allowance                          (25,045)
                                -----------     -----------

Net revenue                         (29,466)        258,874
Operating expenses:
Casino                              (29,466)         79,102
Room                                                 25,532
Food and beverage                                    19,134
Retail and other                                     12,294
Provision for doubtful
 accounts and discounts                              13,655
General and administrative                           49,938
Rental expense                                        6,267
Depreciation and amortization                        25,145
                                -----------     -----------
                                    (29,466)        231,067
                                -----------     -----------
Operating profit (loss)
 before corporate
 and pre-opening expenses                            27,807
Corporate                                             2,510
Pre-opening expenses                                 21,484
                                -----------     -----------
Operating income (loss)                               3,813
                                -----------     -----------
Other income (expense):
  Interest income                                     2,551
  Interest expense, net of
   amounts capitalized                              (71,398)
                                -----------     -----------
Net loss before

 extraordinary item                                 (65,034)
  Loss on early retirement
   of debt                                             (589)
                                -----------     -----------
Net income (loss)               $               $   (65,623)
                                ===========     ===========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 15 Summarized Financial Information (continued)
================================================================================

                        CONDENSED STATEMENT OF OPERATIONS

                                December 31, 1998


                                                Venetian
                                Las Vegas       Casino Resort
                                Sands, Inc.     LLC
                                -----------     -----------
Revenues:                       $       814     $       123
Operating expenses                      100           8,341
                                -----------     -----------
Operating income (loss)                 714          (8,218)
Other income (expense):
  Interest income                        60          17,077
  Interest expense, net
   of amounts capitalized                           (39,015)
                                -----------     -----------
Net income (loss)               $       774     $   (30,156)
                                ===========     ===========

                                          GUARANTOR SUBSIDIARIES
                                -------------------------------------------
                                LIDO            Mall            Grand
                                Intermediate    Intermediate    Canal
                                Holding         Holding         Shops Mall
                                Company         Company         Construction
                                LLC             LLC             LLC
                                -----------     -----------     -----------
Revenues:                       $      --       $        --     $        --
Operating expenses                       45              65              45
                                -----------     -----------     -----------
Operating income (loss)                 (45)            (65)            (45)
Other income (expense):
  Interest income
  Interest expense, net

   of amounts capitalized
                                -----------     -----------     -----------
Net income (loss)               $       (45)    $       (65)    $       (45)
                                ===========     ===========     ===========



                                Other

                                Non-            Consolidating/
                                Guarantor       Eliminating
                                Subsidiaries    Entries         Total
                                -----------     -----------     -----------
Revenues:                       $               $               $       937
Operating expenses                      226                           8,822
                                -----------     -----------     -----------
Operating income (loss)                (226)                         (7,885)
Other income (expense):
  Interest income                                                    17,137
  Interest expense, net
   of amounts capitalized                                           (39,015)
                                -----------     -----------     -----------
Net income (loss)               $      (226)    $               $   (29,763)
                                ===========     ===========     ===========



================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 15 Summarized Financial Information (continued)
================================================================================


                        CONDENSED STATEMENT OF OPERATIONS

                                December 31, 1997


                                                Venetian
                                Las Vegas       Casino Resort
                                Sands, Inc.     LLC
                                -----------     -----------
Revenues:                       $       895     $        --
Operating expenses                   (1,727)
                                -----------     -----------
Operating income (loss)               2,622
Other income (expense):
  Interest income                       110           3,329
  Interest expense, net
   of amounts capitalized                            (6,581)
                                -----------     -----------
Net income (loss)               $     2,732     $    (3,252)
                                ===========     ===========




                                     Consolidating/
                                     Eliminating
                                     Entries         Total
                                     -----------     -----------
Revenues:                            $               $       895
Operating expenses                                        (1,727)
                                     -----------     -----------
Operating income (loss)                                    2,622
Other income (expense):
  Interest income                                          3,439
  Interest expense, net
   of amounts capitalized                                 (6,581)
                                     -----------      -----------
Net income (loss)                    $                $     (520)
                                     ===========      ===========



================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 15 Summarized Financial Information (continued)
================================================================================

                        CONDENSED STATEMENTS OF CASH FLOW

                                December 31, 1999

                                                Venetian
                                Las Vegas       Casino Resort
                                Sands, Inc.     LLC
                                -----------     -----------
Net cash provided by
 (used in) operating
 activities                     $    (7,608)    $   (64,828)
                                -----------     -----------
Cash flows from investing activities:

  Proceeds from purchases

   of investments                                   125,147
  Construction of Casino

   Resort                              (52)        (228,393)
                                -----------     -----------
Net cash used in investing
 activities                            (52)        (103,246)

Cash flows from financing activities:

  Proceeds from capital
   contributions                     27,791
  Proceeds from preferred

   interest in Venetian                              44,431
  Repayments on mall
   construction loan
   facility
  Proceeds from mall con-
   struction loan
   facility
  Proceeds from

   tranche a loan
  Proceeds from
   tranche b loan

  Proceeds from completion

   guaranty-jr                                       23,503
  Repayment on bank credit
   facility-term loan                               (11,250)
  Proceeds from bank credit
   facility-term loan                                34,000
  Repayments on bank credit
   facility-revolver                                (10,231)
  Proceeds from bank credit
   facility-revolver                                 40,506
  Repayment on FF&E

   credit facility                                   (5,862)
  Proceeds from FF&E

   credit facility                                   83,842
  Payment of deferred costs                          (1,299)
  Net increase and (decrease)
   intercompany accounts              2,614         (28,354)
                                -----------     -----------
Net cash provided by financing
 activities                          30,405         169,286
                                -----------     -----------
Increase (decrease) in cash
 and cash equivalents                22,745           1,212
Cash and cash equivalents at
 beginning of period                  1,216           1,025
                                -----------     -----------
Cash and cash equivalent at
 end of year                    $    23,961     $     2,237
                                ===========     ===========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 15 Summarized Financial Information (continued)
================================================================================

                  CONDENSED STATEMENTS OF CASH FLOW (continued)
                                December 31, 1999

                                            GUARANTOR SUBSIDIARIES
                                        --------------------------------
                                        LIDO                 Mall
                                        Intermediate         Intermediate
                                        Holding              Holding
                                        Company              Company
                                        LLC                  LLC
                                        -----------          -----------
Net cash provided by
 (used in) operating
 activities                             $        (1)         $
                                       -----------          -----------
Cash flows from investing activities:

  Proceeds from purchases
   of investments

  Construction of Casino
   Resort

                                       -----------          -----------
Net cash used in investing
 activities

Cash flows from financing activities:

  Proceeds from capital
   contributions

  Proceeds from preferred
   interest in Venetian

  Repayments on mall construction
   loan facility
  Proceeds from mall construction
   loan facility
  Proceeds from tranche a loan
  Proceeds from tranche b loan
  Proceeds from completion
   guaranty-jr
  Repayment on bank credit
   facility-term loan
  Proceeds from bank credit
   facility-term loan
  Repayments on bank credit
   facility-revolver
  Proceeds from bank credit
   facility-revolver
  Repayment on FF&E
   credit facility
  Proceeds from FF&E
   credit facility
  Payment of deferred costs
  Net increase and (decrease)
   intercompany accounts
                                        -----------         -----------
Net cash provided by financing
 activities
                                        -----------         -----------
Increase (decrease) in cash
 and cash equivalents                            (1)
Cash and cash equivalents at
 beginning of period                              5                   5
                                        -----------         -----------
Cash and cash equivalent at
 end of year                            $         4         $         5
                                        ===========         ===========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 15 Summarized Financial Information (continued)
================================================================================

                 CONDENSED STATEMENTS OF CASH FLOW, (continued)
                                December 31, 1999

                                            NON-GUARANTOR SUBSIDIARIES
                                        --------------------------------
                                        (1)
                                        Grand
                                        Canal           Other
                                        Shops Mall      Non-
                                        Construction    Guarantor
                                        LLC             Subsidiaries
                                        -----------     -----------
Net cash provided by
 (used in) operating
 activities                             $    (7,174)    $       (3)
                                        -----------     ----------
Cash flows from investing activities:

  Proceeds from purchases

   of investments                            (2,191)
  Construction of Casino Resort             (53,593)       (37,068)
                                         -----------     ----------
Net cash used in investing
 activities                                 (55,784)       (37,068)

Cash flows from financing activities:

  Proceeds from capital

   contributions                                498         37,262
  Proceeds from preferred
   interest in Venetian
  Repayments on mall construction
   loan facility                           (140,000)
  Proceeds from mall construction
   loan facility                             37,287
  Proceeds from tranche a loan              105,000
  Proceeds from tranche b loan               35,000
  Proceeds from completion
   guaranty-jr
  Repayment on bank credit
   facility-term loan
  Proceeds from bank credit
   facility-term loan
  Repayments on bank credit
   facility-revolver
  Proceeds from bank credit
   facility-revolver
  Repayment on FF&E
   credit facility
  Proceeds from FF&E
   credit facility
  Payments of deferred offering
   cost                                        (747)
  Net increase and (decrease)
   intercompany accounts                     25,910           (170)
                                        -----------     ----------
Net cash provided by financing
 activities                                  62,948         37,092
                                        -----------     ----------
Increase (decrease) in cash
 and cash equivalents                           (10)            21
Cash and cash equivalents at
 beginning of period                             10             24
                                        -----------     ----------
Cash and cash equivalent at
 end of year                            $        --     $       45
                                        ===========     ==========

----------
(1) The assets and liabilities of Grand Canal Shops Mall Construction, LLC, a guarantor, were transferred to The Mall Subsidiary, a non-guarantor subsidiary, upon substantial completion of the Casino Resort.


================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 15 Summarized Financial Information (continued)
================================================================================

                 CONDENSED STATEMENTS OF CASH FLOW, (continued)
                                December 31, 1999


                                        Consolidating/
                                        Eliminating
                                        Entries         Total
                                        -----------     -----------
Net cash provided by
 (used in) operating
 activities                             $    49,551     $  (30,063)
                                        -----------     ----------
Cash flows from investing activities:

  Proceeds from purchases
   of investments                                          122,956
  Construction of Casino Resort                           (319,106)
                                        -----------     ----------
Net cash used in investing
 activities                                               (196,150)

Cash flows from financing activities:

  Proceeds from capital contributions       (49,551)        16,000
  Proceeds from preferred
   interest in Venetian                                     44,431
  Repayments on mall construction
   loan facility                                          (140,000)
  Proceeds from mall construction
   loan facility                                            37,287
  Proceeds from tranche a loan                             105,000
  Proceeds from tranche b loan                              35,000
  Proceeds from completion
   guaranty-jr                                              23,503
  Repayment on bank credit
   facility-term loan                                      (11,250)
  Proceeds from bank credit
   facility-term loan                                       34,000
  Repayments on bank credit
   facility-revolver                                       (10,231)
  Proceeds from bank credit
   facility-revolver                                        40,506
  Repayment on FF&E credit facility                         (5,862)
  Proceeds from FF&E
   credit facility                                          83,842
  Payments of deferred offering
   costs                                                    (2,046)
  Net increase and (decrease)
   intercompany accounts                -----------     ----------
Net cash provided by financing
 activities                                (49,551)        250,180
                                        -----------     ----------
Increase (decrease) in cash
 and cash equivalents                                       23,967
Cash and cash equivalents at
 beginning of period                                         2,285
                                        -----------     ----------
Cash and cash equivalent at
 end of year                            $               $   26,252
                                        ===========     ==========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)


Note 15 Summarized Financial Information (continued)
================================================================================

                        CONDENSED STATEMENTS OF CASH FLOW

                                December 31, 1998


                                                          Venetian
                                          Las Vegas       Casino Resort
                                          Sands, Inc.     LLC
                                          -----------     -----------
Net cash provided by (used in)
 operating activities                     $     1,167     $   (27,015)
                                          -----------     -----------
Cash flows from investing activities:

  Proceeds from purchases
   of investments                                             297,226
  Investment in subsidiaries                      (93)           (162)
  Construction of Casino Resort                              (508,399)
                                          -----------     -----------
Net cash used in investing
 activities                                       (93)       (211,335)

Cash flows from financing activities:

  Proceeds from Mall Construction
   Loan Facility                                              102,713
  Proceeds from Bank Credit
   Facility-term loan                                         116,000
  Proceeds from Bank Credit
   Facility-revolver                                            8,885
  Proceeds from FF&E
   Credit Facility                                             13,858
  Payments of deferred
   offering cost                                               (2,796)
  Proceeds from capital
   contributions
                                          -----------     -----------
Net cash provided by
 financing activities                                         238,660
                                          -----------     -----------
Increase in cash
 and cash equivalents                           1,074             310
Cash and cash equivalents at
 beginning of period                              142             715
                                          -----------     -----------
Cash and cash equivalents at
 end of year                              $     1,216     $     1,025
                                          ===========     ===========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 15 Summarized Financial Information (continued)
================================================================================

                  CONDENSED STATEMENTS OF CASH FLOW (continued)
                                December 31, 1998


                                               GUARANTOR SUBSIDIARIES
                                    -----------------------------------------

                                    LIDO             Mall          Grand
                                    Intermediate     Intermediate  Canal
                                    Holding          Holding       Shops Mall
                                    Company          Company       Construction
                                    LLC              LLC           LLC
                                    -----------      -----------   -----------
Net cash provided by
 (used in) operating
 activities                         $       (45)     $       (65)  $       (40)
                                    -----------      -----------   -----------
Cash flows from investing activities:

  Proceeds from purchases
   of investments

  Investment in subsidiaries
  Construction of Casino

   Resort

                                    -----------      -----------   -----------
Net cash used in investing
 activities

Cash flows from financing activities:

  Proceeds from Mall Con-
   struction Loan
   Facility

  Proceeds from Bank Credit
   Facility-term loan

  Proceeds from Bank Credit
   Facility-revolver

  Proceeds from FF&E
   Credit Facility

  Payments of deferred offering
   cost
  Proceeds from capital

   contributions                             50               70            50
                                    -----------      -----------   -----------
Net cash provided by
 financing activities                        50               70            50
                                    -----------      -----------   -----------
Increase in cash

 and cash equivalents                         5                5            10
Cash and cash equivalents at
 beginning of period
                                    -----------      -----------   -----------
Cash and cash equivalents at
 end of year                        $         5      $         5   $        10
                                    ===========      ===========   ===========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 15 Summarized Financial Information (continued)
================================================================================

                 CONDENSED STATEMENTS OF CASH FLOW, (continued)
                                December 31, 1998


                                     Other
                                     Non-            Consolidating/
                                     Guarantor       Eliminating
                                     Subsidiaries    Entries        Total
                                     -----------     -----------    -----------
Net cash provided by
 (used in) operating
 activities                         $       (61)     $              $   (26,059)
                                     -----------     -----------    -----------
Cash flows from investing activities:

  Proceeds from purchases

   of investments                                                       297,226
  Investment in subsidiaries                                 255
  Construction of Casino
   Resort                                                              (508,399)
Net cash used in investing           -----------     -----------    -----------
 activities                                                  255       (211,173)
Cash flows from financing
 activities:

  Proceeds from Mall Con-
   struction Loan
   Facility                                                             102,713
  Proceeds from Bank Credit
   Facility-term loan                                                   116,000
  Proceeds from Bank Credit
   Facility-revolver                                                      8,885
  Proceeds from FF&E
   credit facility                                                       13,858
  Payment of deferred
   offering cost                                                         (2,796)
  Proceeds from capital
   contributions                              85            (255)
                                     -----------     -----------    -----------
Net cash provided by
 financing activities                         85            (255)       238,660
                                     -----------     -----------    -----------
Increase (decrease) in cash
 and cash equivalents                         24                          1,428
Cash and cash equivalents at
 beginning of period                                                        857
                                     -----------     -----------    -----------
Cash and cash equivalents at
 end of year                         $        24     $              $     2,285
                                     ===========     ===========    ===========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 15 Summarized Financial Information (continued)
================================================================================

                        CONDENSED STATEMENTS OF CASH FLOW

                                December 31, 1997


                                                            Venetian
                                            Las Vegas       Casino Resort
                                            Sands, Inc.     LLC
                                            -----------     -----------

Net cash provided by (used in)
 operating activities                       $     (838)     $     4,697
                                            -----------     -----------
Cash flows from investing activities:

  Proceeds from purchases

   of investments                                              (426,120)
  Construction of Casino Resort                (25,399)        (105,428)
                                            ------------    -----------
Net cash used in investing activities          (25,399)        (531,548)

Cash flows from financing activities:
  Proceeds preferred interest
   Venetian                                                      77,053
  Proceeds from mortgage notes                                  425,000
  Proceeds from senior subordinated
    notes                                                        90,500
  Proceeds from capital contributions           25,500
  Proceeds (payments) of intercompany
   dividends                                    27,600          (27,600)
  Payments of deferred offering costs                           (37,387)
  Payment of dividends                         (27,600)
                                            ------------    -----------

Net cash provided by financing
  activities                                    25,500          527,566
                                            ------------    -----------
Increase (decrease) in cash
 and cash equivalents                             (737)             715
Cash and cash equivalents at
 beginning of period                               879
                                            ------------    -----------
Cash and cash equivalents at
 end of year                                $      142      $       715
                                            ============    ===========


================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)


Note 15 Summarized Financial Information (continued)
================================================================================

                  CONDENSED STATEMENTS OF CASH FLOW (continued)
                                December 31, 1997


                                            Consolidating/
                                            Eliminating
                                            Entries         Total
                                            -----------     -----------

Net cash provided by (used in)
 operating activities                       $               $     3,859
                                            -----------     -----------
Cash flows from investing activities:

  Proceeds from purchases

   of investments                                              (426,120)
  Construction of Casino Resort                                (130,827)
                                            ------------    -----------
Net cash used in investing activities                          (556,947)

Cash flows from financing activities:
  Proceeds preferred interest
   Venetian                                                      77,053
  Proceeds from mortgage notes                                  425,000
  Proceeds from senior subordinated
   notes facility-revolver                                       90,500
  Proceeds from capital contributions                            25,500
  Proceeds (payments) of intercompany
   dividends

  Payments of deferred offering costs                           (37,387)
  Payment of dividends                                          (27,600)
                                            ------------    -----------

Net cash provided by financing
  activities                                                    553,066
                                            ------------    -----------
Increase (decrease) in cash
 and cash equivalents                                              (22)
Cash and cash equivalents at
 beginning of period                                               879
                                            ------------    -----------
Cash and cash equivalents at
 end of year                                $              $       857
                                            ============    ===========


       Report of Independent Accountants on Financial Statements Schedule

To the Board of Directors of Las Vegas Sands, Inc.

Our audits of the financial statements referred to in our opinion dated February 15, 2000 appearing in the this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14 (a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

PricewaterhouseCoopers LLP

Las Vegas, Nevada
February 15, 2000

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)


Note 15 Summarized Financial Information (continued)
================================================================================



                 SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

================================================================================


                                    Balance    Additions
                                    at         charged    Deductions   Balance
                                    beginning  to         Accounts     at
                                    of         cost and   charged off  end of
Description                         period     expenses   (recovered)  period
================================================================================

      Allowance for doubtful accounts and discounts:

      Year ended December 31:

               1997                 $                                 $
                                    =========  =========  =========   =========
               1998                 $                                 $
                                    =========  =========  =========   =========
               1999                 $             13,655     (6,758)  $   6,897
                                    =========  =========  =========   =========


ITEM 9.--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------
None.

                                    PART III

ITEM 10. --DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------

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

      The table below sets forth the executive officers and the directors of the Company.


           Name               Age                       Position
---------------------------  ------  ------------------------------------------
Sheldon G. Adelson            66     Chairman of the Board, Chief Executive
                                     Officer and Director
William J. Raggio             73     Special Director
William P. Weidner            54     President and Chief Operating Officer
Bradley H. Stone              44     Executive Vice President
Robert G. Goldstein           44     Senior Vice President
David Friedman                43     Assistant to Chairman of the Board and
                                    Secretary

Harry D. Miltenberger         56     Vice President-Finance



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

      William J. Raggio was elected as Special Director of the Company upon consummation of the offering in November 1997 of the Notes. Since 1991, Mr. Raggio has been an attorney and shareholder in the law firm of Vargas & Bartlett, and since 1998 with its successor Jones and Vargas. Since 1972, he has served as an elected member of the Nevada State Senate, holding the positions of Senate Majority Leader and Chairman of the Senate Finance Committee. Mr. Raggio has also been a member of the Board of Directors of Sierra Health Services since 1984 and was a member of the Board of Directors and an Executive Vice President of Santa Fe Gaming Corp. from 1987 to 1998.

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

      Robert G. Goldstein has been Senior Vice President of the Company since December 1995 and President and Chief Operating Officer of Venetian since May 1999. From 1992 until joining the Company in December 1995, Mr. Goldstein was the Executive Vice President of Marketing at the Sands in Atlantic City as well as an Executive Vice President of the parent Pratt Hotel Corporation.

      David Friedman has been Assistant to the Chairman of Interface since October 1995. Subsequently, Mr. Friedman became both Assistant to the Chairman of the Company and Secretary of the Company. Mr. Friedman is also an officer of other companies owned by the Sole Stockholder. Prior to joining the Company, Mr. Friedman was the Senior Vice President of Development and Legal Affairs for President Casinos, Inc. from May 1993 to October 1995.

      Harry D. Miltenberger is a certified public accountant and has been Vice President--Finance of the Company since February 1997. From March 1995 until February 1997 he was Senior Vice President and Chief Financial Officer of SUB, a banking company.

ITEM 11.--EXECUTIVE COMPENSATION
--------------------------------

      The following table sets forth certain information concerning the compensation for the last three fiscal years of those persons who were, at December 31, 1999, the five highest paid executive officers of LVSI, which is the managing member of Venetian. Sheldon G. Adelson, the Chairman of the Board and Chief Executive Officer of LVSI, received no compensation in 1997, 1998 and 1999. Notwithstanding the foregoing, in future years, LVSI plans to provide salary, bonus or other compensation to Mr. Adelson in his capacity as Chairman of the Board and Chief Executive Officer of LVSI. Under the limited liability company agreement of Venetian, LVSI is entitled to be reimbursed for all expenses incurred in connection with its activities as the managing member of Venetian, including all employee compensation costs.


                                                        Long Term
                                         Annual         Compensation
                                      Compensation      Awards

                                   -------------------  ---------
                                                        Securities All
                                                        Underlying Other

 Name and Principal       Year      Salary    Bonus     Options    Compensation
      Position                                                     (1)
----------------------  ---------  -------------------  ---------  --------
William P. Weidner        1999     797,165     --          --        1,917
   President and          1998     779,917     --          --        2,592
   Chief Operating        1997     794,915   50,000        --        6,570
   Officer

Bradley H. Stone          1999     511,882     --          --          729
   Executive Vice         1998     500,806     --          --          918
   President              1997     510,430   40,000        --          918

Robert G. Goldstein       1999     457,881     --          --          729
   Senior Vice            1998     376,970     --          --          918
   President              1997     384,220   40,000        --          918

David Friedman            1999     300,000     --          --          745
   Assistant to           1998     306,347  105,000        --          914
   Chairman of the        1997     228,654   90,000        --          816
   Board and
   Secretary

Harry D. Miltenberger     1999     195,000     --          --        2,408
   Vice  President        1998     195,000     --          --        2,848
   Finance                1997     147,769   30,000        --       12,307


----------
(1) Represents moving expense and other miscellaneous expenses.

Employment Agreements
---------------------

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

      The terms of the Employment Agreements provide for an annual base salary for Mr. Weidner, Mr. Stone and Mr. Goldstein of $797,165, $511,882 and $457,881, respectively. The foregoing salaries were adjusted for cost-of-living adjustments, effective January 1, 1999. The employment agreements also provide for the grant of options to acquire shares of common stock of the Company representing 2%, 1.5% and 1.0%, respectively, of the shares issued and outstanding upon the issuance of all shares for which options have been granted under the Employment Agreements. However, none of such options have yet been granted, and are not effective for any purpose whatsoever until and unless the grant of such options has been approved by the Nevada Commission. See " - Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan." The officers are also entitled to receive other employee benefits of the Company. The agreements may be terminated by either the Company or the officer upon proper notice, pursuant to the terms of the Employment Agreements. Under the agreements, in the event of a Cause Termination, Breach Termination, Voluntary Termination or Licensing Termination (each as defined therein), all salary and benefits shall immediately cease subject to any requirements of law, all unexercised options shall be canceled and forfeited and all shares of common stock held shall be redeemed by the Company at a price equal to the lesser of the exercise price of such shares or the Fair Market Value (as defined therein) on the date of termination, payable in sixty equal consecutive monthly installments with interest at the Applicable Federal Rate (as defined therein). In the event of a Company Breach Termination, Constructive Termination or Involuntary Termination (each as defined therein), the Company is obliged to pay to the officer involved his salary for the rest of the term of the Employment Agreement until the officer becomes gainfully employed elsewhere, in which event the Company is obliged to pay the difference in the income earned in such other employment and the salary payable under the agreement with the Company. The amount that the officer is entitled to receive upon termination will depend upon the amount of time remaining in the term of such agreement as of the date of the officer's termination of employment. If a Company Breach Termination, Constructive Termination or Involuntary Termination occurred with respect to Mr. Weidner, Mr. Stone and Mr. Goldstein on December 31, 1999, the amounts that Mr. Weidner, Mr. Stone and Mr. Goldstein would have been entitled to receive pursuant to their Employment Agreements as continued salary through December 31, 2000 would have been $797,165, $511,882 and $457,881, respectively. Such amounts would have been subject to mitigation, as described above, if the officer became gainfully employed elsewhere. In addition, all unexercised options shall be canceled and forfeited and all shares of the Company held by the officer shall be redeemed by the Company at a price equal to the greater of the exercise price for such shares or the Fair Market Value on the date of termination, payable in 36 equal consecutive monthly installments with interest at the Applicable Federal Rate. In the case of a Death Termination (as defined therein), salary shall be paid through the date of death, all unexercised options shall be automatically cancelled, and all shares of the Company held by the officer shall be redeemed by the Company for a price payable by the Company to the officer's estate equal to all sums paid by the officer for the shares plus the difference between (x) the exercise price paid for the shares and (y) the Fair Market Value of such shares, payable in 36 equal consecutive monthly installments with interest at the Applicable Federal Rate. In the case of Disability Termination, salary, less any applicable disability insurance payments, shall be continued for a period of six months following the date of termination and all options and shares shall be treated in the same way as upon a Death Termination. The employment agreements may not be amended, changed, or modified except by a written document signed by each of the parties.

Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan
--------------------------------------------------

      The Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan (the "Plan") provides for 75,000 shares of common stock of the Company to be reserved for issuance by the Company to officers and other key employees or consultants of the Company or any of its Affiliates or Subsidiaries (each as defined in the Plan) pursuant to options granted under the Plan. None of the options granted under the Plan will become effective for any purpose whatsoever until and unless the grant of such options has been approved by the Nevada Commission. The purpose of the Plan is to promote the interest of the Company and its Sole Stockholder by (i) attracting and retaining exceptional officers and other key employees and consultants to the Company and its Affiliates and Subsidiaries and
(ii) enabling such individuals to participate in the long-term growth and financial success of the Company. The Board of Directors has the authority to determine the participants to whom options are granted, the number of shares covered by each option or any repurchase or other disposition of share thereunder, the exercise price therefor, and the conditions and limitations applicable to the exercise of the option. The Board of Directors is authorized to make adjustments in the terms and conditions of, and the criteria included in, options, in the case of certain unusual or nonrecurring events, whenever the Board of Directors determines that such adjustments are appropriate in order to prevent dilution or enlargement of benefits or potential benefits under the Plan. In the event of any Acceleration Event (as defined in the Plan) any outstanding options then held by the participants which are unexercisable or otherwise unvested, shall automatically become fully vested and shall be exercisable pursuant to the applicable award agreement. The Plan provides that the Sole Stockholder may, at any time, assume the Plan or certain obligations under the Plan, in which case the Sole Stockholder will be the administrator of the Plan, the issuer of the Options, and will have all the rights, powers, and responsibilities granted to the Company or the Board of Directors under the Plan with respect to such assumed obligations.

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

      Upon approval of the Plan by the Nevada  Commission,  options are expected to be granted under the Plan to Mr.  Weidner,  Mr.  Stone,  Mr.  Goldstein,  Mr.
Friedman and Mr. Miltenberger (the "Named Optionees") (as well as other individuals) to acquire shares representing 2.0%, 1.5%, 1.0%, 0.5% and 0.1%, respectively, of the common stock of the Company. The specific terms and conditions of the options were agreed to in 1999 and are expected to be memorialized in 2000. The Company does not expect the exercise price on the grant date will be lower than fair market value of the common stock of the Company. The Plan allows the Sole Stockholder to assume the obligations under the Plan relating to such options and to enter into award agreements with the Named Optionees. The options granted to the Named Optionees are expected to be fully vested and exercisable upon grant. The options will expire on the earlier of (i) the eighth anniversary of the date of grant, (ii) the date three days prior to a Change in Control Acceleration Event (as defined in the Plan) (iii) the date three days prior to a Public Offering Acceleration Event (as defined in the Plan) and, (iv) in the case of Mr. Friedman and Mr. Miltenberger, on or shortly following each Named Optionee's termination of employment in accordance with the terms of the applicable Award Agreement. The Company expects that the options of the Named Optionees will be exercised immediately after issuance and that the exercise price will be loaned to the Named Optionees by the Company or the Sole Stockholder. The common stock issued upon the exercise of the options will be subject to other vesting provisions that expire on December 31, 2000, except with respect to Mr. Miltenberger whose stock is expected to be subject to certain other vesting provisions. Shares issued to the Named Optionees pursuant to the exercise of an option and held at the time of each Named Optionee's termination of employment are subject to redemption by the Company or the Sole Stockholder, if he so issued them, in accordance with the terms of the applicable award agreements of the Named Optionees and for Messrs. Weidner, Stone and Goldstein, also consistent with the terms of the Employment Agreements, as described in "Employment Agreements" above.

ITEM 12. --SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

      The following table sets forth certain information as of March 30, 2000 with respect to the beneficial ownership of the common stock of LVSI by (i) each person who, to the knowledge of LVSI, beneficially owns more than 5% of its outstanding common stock, (ii) the directors of LVSI, (iii) all executive officers named in the summary compensation table in "Item 11 - Executive Compensation" and (iv) all executive officers and directors of LVSI as a group.


                                                   Shares of

       Beneficial Owner(1)                       Common Stock     Percentage
       -------------------                       ------------     ----------
       Sheldon G. Adelson                           925,000           100%
       William J. Raggio                                  0             0%
       William P. Weidner (2)                             0             0%
       Bradley H. Stone (2)                               0             0%
       Robert G. Goldstein (2)                            0             0%
       David Friedman (2)                                 0             0%
       Harry D. Miltenberger (2)                          0             0%
       All executive officers and the
         directors of the Company as
         a group                                    925,000           100%


----------
(1)The address of each person named below is c/o the Company, 3355 Las Vegas Boulevard South, Room 1A, Las Vegas, Nevada 89109.

(2)Does not include options to purchase common stock of the Company not exercisable within 60 days of the date hereof in connection with the development of the Casino Resort and pursuant to the terms of each of their employment agreements or other agreements with the Company, each of Messrs. Weidner, Stone, Goldstein, Friedman and Miltenberger are to be granted options to purchase common stock of LVSI representing 2.0%, 1.5%, 1.0%, 0.5% and 0.1%, respectively, of the shares of common stock of LVSI outstanding after giving effect to the issuance of all shares for which options have been granted. However, none of such options are effective for any purpose whatsoever until and unless the grant of such options has been approved by the Nevada Commission. See "Item 11 - Executive Compensation - Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan."


ITEM 13. --CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

Redeemable Preferred Interest and Equity Contributions
------------------------------------------------------

      Venetian currently has two members, the Company and Interface Group Holding Company, Inc. ("Interface Holding"), which owns all of the capital stock of Interface. LVSI is the managing member of Venetian and owns 100% of the common equity interests in Venetian. Interface Holding currently holds a Series B Preferred Interest in Venetian. The rights of the Series B Preferred Interest are non-voting, not subject to mandatory redemption or redemption at the option of the holder and will have a preferred return of 12% and upon the 12th anniversary of the closing of the offering of the Notes, to the extent of the positive capital account of the holders of the Series B Preferred Interest, there must be a distribution on the Series B Preferred Interest. Until the indebtedness under the Bank Credit Facility is repaid and cash payments are permitted under the restricted payment covenants under the Indentures, the preferred return on the Series B Preferred Interest will accrue and will not be paid in cash. Subject to the foregoing, distributions with respect to the preferred capital of the holders of the Series B Preferred Interest may, at the option of the Company, be made at any time.

      On November 12, 1999, the Sole Stockholder made a $15.0 million working capital loan to the Company in the form of the Subordinated Note. On November 15, 1999, the entire Subordinated Note was contributed by the Sole Stockholder to LVSI as a common equity capital contribution. Also during the forth quarter, the Sole Stockholder indirectly contributed 1.75 acres of land on the Strip to the Phase II Subsidiary, which was recorded at its historical cost of $11.8 million as a common equity capital contribution. See "Item 7 -Management's Discussion and Analysis of Financial Condition and Results of Operations - Waivers; Additional Indebtedness and Equity" and "Item 8 -Financial Statements and Supplementary Data - Notes to Financial Statements - Note 12 Related Party Transactions."

Tranche B Take-out Loan and Sole Stockholder's $20.0 million Guaranty of Tranche
--------------------------------------------------------------------------------
A Take-out Loan
---------------

      On December 20, 1999, each of the $105.0 million Tranche A Take-out Loan and the $35.0 million Tranche B Take-out Loan were made, and were secured by mortgages on the Mall Assets. The Sole Stockholder has agreed to guarantee, on an unsecured basis, $20.0 million of indebtedness under the Tranche A Take-out Loan. In addition, the Tranche B Take-out Lender is wholly-owned by the Sole Stockholder. The Tranche B Take-out Loan is deeply subordinated to the Tranche A Take-out Loan, so that, among other things, (a) the Tranche A Take-out Lender has first priority liens on the Mall Assets, and the Tranche B Take-out Lender has second priority liens; (b) no payment can be made on the Tranche B Take-out Loan unless (x) all payments then due under the Tranche A Take-out Loan have been paid in full, (y) there is no default under the Tranche A Take-out Loan and
(z) there is available cash flow (taking into account certain required reserves) to make such payment; and (c) the Tranche B Take-out Lender cannot exercise any remedies or take any enforcement actions under the Tranche B Take-out Loan for so long as the Tranche A Take-out Loan is outstanding, unless the Tranche A Take-out Lender consents. The Tranche B Take-out Loan is due December 16, 2004, provided that the New Mall Subsidiary has an option to extend the loan until December 16, 2007. See "Item 7 - Management's Discussion and Analysis of
Financial   Condition  and  Results  of  Operations  --  Liquidity  and  Capital
Resources".

Completion Guaranty
-------------------

      The Completion Guaranty with respect to the construction of the Casino Resort was provided by the Sole Stockholder in November, 1997. Pursuant to the Completion Guaranty, the Sole Stockholder guaranteed, subject to certain conditions and limitations, payment of Casino Resort construction costs in excess of available funds, up to a maximum of $25.0 million (plus interest accrued on the collateral for such guaranty, as described below), provided that such cap on liability under the Completion Guaranty does not apply with respect to excess construction costs attributable to scope changes. The Sole Stockholder's obligations under the Completion Guaranty were collateralized by $25.0 million in cash and cash equivalents and the interest accrued thereon (the "Guaranty Collateral"). On November 12, 1999, an advance of approximately $23.5 million was made under the Completion Guaranty and is being treated as a Completion Guaranty Loan that is subordinated in right of payment (except as described below) to the indebtedness under the Bank Credit Facility, the FF&E Credit Facility and the Notes. The Completion Guaranty Loan matures on November 16, 2005 and bears interest at a rate of 14-1/4% per annum. Although interest may accrue on the Completion Guaranty Loan, no cash payments with respect thereto may be made until senior indebtedness is repaid, except for payments made from certain construction-related recoveries (including any payments received by the Company from the Construction Manager or its subcontractors in connection with the litigations discussed above). As of December 31, 1999, there was approximately $5.0 million of Guaranty Collateral remaining, and the Company expects that such collateral will be used to fund excess construction costs, with a portion of such funding being treated as another completion guaranty loan. Although the Completion Guaranty provided that the Sole Stockholder's liability thereunder would expire upon substantial completion of the Casino Resort, which was achieved on November 12, 1999, the Sole Stockholder agreed on November 12, 1999 that he would remain liable under the Completion Guaranty until "final completion" (i.e., the completion of all remaining punchlist items and the final resolution of all disputes with the Construction Manager and subcontractors) is achieved. The Completion Guaranty does not provide for the incurrence by the Sole Stockholder, directly or indirectly, of any obligation, contingent or otherwise, for the payment of principal or interest on the Notes or any other indebtedness described herein.

Letters of Credit
-----------------
      Pursuant to the terms of the Tranche A Take-out Loan, the Sole Stockholder provided a $5.0 million irrevocable letter of credit to provide an operating reserve for the Mall. Additionally, in order to be able to purchase surety bonds, the Sole Stockholder had to provide a $5.0 million irrevocable letter of credit as collateral to the bonding company.

Cooperation Agreement
---------------------

      The Company's business plan calls for each of the Hotel, the Casino and Congress Center, the Mall and the Expo Center (and, potentially, the Phase II Resort), though separately owned, to be part of an integrally related project. In order to establish terms for the integrated operation of these facilities, Venetian (as owner of the Hotel, Casino and Congress Center, and the Phase II
Land), the New Mall Subsidiary and Interface are parties to the Cooperation Agreement. The Cooperation Agreement sets forth agreements among the parties regarding, among other things, encroachments, easements, operating standards, maintenance requirements, insurance requirements, casualty and condemnation, joint marketing, the sharing of certain facilities and costs relating thereto. The obligations set forth in the Cooperation Agreement "run with the land" and so bind the respective property owners and their successors, provided that certain of the obligations under the Cooperation Agreement, are not senior to previously recorded mortgages encumbering the Expo Center and so would not survive any foreclosure of such mortgages.

      The Cooperation Agreement contains cross encroachment provisions which permit the Mall to encroach, to a limited extent, on other portions of the Casino Resort, and which will permit other portions of the Casino Resort to encroach, to a limited extent, on the Mall.

      The Cooperation Agreement also contains certain covenants respecting the operation of the Expo Center and the Casino Resort. Such covenants include, for example, (a) a covenant by Venetian to operate the Hotel and Casino continuously and to use the Hotel and the Casino exclusively in accordance with standards of first-class Las Vegas Boulevard-style hotels and casinos; (b) a covenant by the New Mall Subsidiary to operate and to use the Mall exclusively in accordance with standards of first-class retail and restaurant complexes; and (c) a covenant by Interface to operate and to use the Expo Center exclusively in accordance with standards of first-class convention, trade show and exposition centers. Additionally, with respect to the joint marketing of the Casino Resort and the Expo Center, the Cooperation Agreement provides that until December 31, 2010, Interface (upon request from the owner of the Hotel and Casino) will use commercially reasonable efforts to have the Hotel designated as the "headquarters hotel" for trade show and convention events at the Expo Center, and the owner of the Hotel and Casino will use commercially reasonable efforts to promote the use and occupancy of the Expo Center. It should be noted that trade show and convention promoters will be under no obligation to designate the Hotel as the "headquarters hotel" for their events.

      The Cooperation Agreement also requires each of (a) the owners of each component of the Casino Resort and (b) the owner of the Expo Center, to maintain certain minimum types and levels of insurance, including property damage, general liability and business interruption insurance.

Administrative Services Agreement
---------------------------------

      Pursuant  to  a  certain   services   agreement  (the  "Services   Sharing
Agreement") among LVSI, certain of its subsidiaries and Interface Holding (collectively, the "Participants"), the Participants have agreed to share ratably in the costs of, and under certain circumstances provide to one another, shared services, including legal services, accounting services, insurance administration, benefits administration, and such other services as each party may request of the other. In addition, under the Services Sharing Agreement, the Participants have agreed to share ratably the costs of any shared office space. Total payments made in 1999 pursuant to the Services Sharing Agreement were $900,000.

Temporary Lease
---------------

      On November 1, 1996, LVSI and Interface entered into a lease agreement whereby LVSI agreed to lease approximately 5,000 square feet in the Expo Center to be used as its temporary executive offices during the construction of the Casino Resort. Management believes that the lease agreement, which provides for monthly rent of $5,000 to be paid by LVSI to Interface, is at least as favorable as the Company could have obtained from an independent third party. The initial term of the lease agreement expired on November 1, 1998, but LVSI and Interface have extended this term on a month-to-month basis. Total payments made by LVSI to Interface pursuant to the lease agreement in 1999 totaled $60,000.

Retirement Plan
---------------

      All of the employees of Interface were eligible to participate in the Las Vegas Sands, Inc. 401(k) Retirement Plan sponsored by LVSI through 1998. In 1999, LVSI established a new plan and Interface assumed the original LVSI plan. Costs related to the administration of the 1998 plan of LVSI, which were nominal in 1999, are shared with LVSI based on the number of employees of each of Interface and LVSI participating in the plan.

Possible Conflicts of Interest
------------------------------

      The common ultimate ownership of the Casino Resort, the Phase II Resort and the Expo Center may present potential conflicts of interest. For example, management may offer discounts and other incentives for visitors to stay at the Phase II Resort which might result in a competitive advantage of the Phase II Resort over the Casino Resort. In addition, management may choose to allocate certain business opportunities to the Phase II Resort rather than to the Casino Resort. Although common ownership of both the Casino Resort and the Phase II Resort often may result in economies, efficiencies and joint business opportunities for the two resorts in the aggregate, the Casino Resort may, in certain circumstances, bear the greater burden of the expenses that are shared by both resorts. In addition, inasmuch as there may be a common management for both the Casino Resort and the Phase II Resort, management's time may be split between overseeing the operation of each resort, and management, in certain circumstances, may devote more time to its ownership and operations responsibilities of the Phase II Resort than those of the Casino Resort. Finally, because it is expected that the Company will lease and operate the casino for the Phase II Resort, potential conflicts may arise from the common operation of the Casino and the Phase II Resort casino, such as the allocation of management's time. In order to share expenses and provide for efficient management and operations of the Casino Resort and Phase II Resort and shared facilities, Venetian and the Phase II Subsidiary entered into the Cooperation Agreement and may in the future enter into additional cost sharing and easement agreements.

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

Restaurant Leases
-----------------

      The Sole Stockholder is a partner in three entities formed to build out and operate restaurants in the Casino Resort. The terms and conditions of the leases granted by the Company for such restaurants are market and on an arm's-length basis. Valentino Las Vegas LLC paid Venetian $54,599, and Postrio Las Vegas LLC and Carnevale Coffee Bar LLC paid the Mall Subsidiary $94,904 and $18,594, respectively, pursuant to these leases in 1999.

Purchase of Idle Construction Equipment and Construction Claims
---------------------------------------------------------------

      During November 1999, the Sole Stockholder purchased idle construction equipment (tower cranes) from Venetian Casino Resort, LLC for $2.0 million, the cost basis of the equipment.

      During the fourth quarter of 1999, the Sole Stockholder purchased certain construction claims from various contractors and subcontractors, for an aggregate price equal to the aggregate amount of the claims (approximately $1.6 million). On November 12, 1999, with the approval of all of the Company's lenders, the Company paid the Sole Stockholder the aggregate amount of these claims.

                                     PART IV

ITEM 14.--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------

(a) Documents filed as part of the report.

  (1) List of Financial Statements

      Report of Independent Accountants
      Consolidated Balance Sheets
      Consolidated Statements of Operations

      Consolidated Statements of Stockholders' Equity
      Consolidated Statements of Cash Flows
      Notes to Financial Statements

  (2) List of Financial Statement Schedules

      Report of Independent Accountants
      Schedule II - Valuation and Qualifying Accounts

  (3) List of Exhibits

      The exhibits listed in the accompanying Exhibit Index on Page to are filed as part of this Form 10-K.

 (b)  Reports on Form 8-K

      On October 15, 1999, the Company filed a report on Form 8-K announcing its expected consolidated earnings for the quarter ended September 30, 1999. In addition, the Company reported that during such quarter the Sole Stockholder made available approximately $9 million to the Company for working capital purposes.

================================================================================
                                   SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              LAS VEGAS SANDS, INC.

/s/ Sheldon G. Adelson

---------------------------
Sheldon G. Adelson,
Chairman of the Board and
Chief Executive Officer


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


               SIGNATURE                    TITLE                      DATE
               ---------                    -----                      ----

/s/ Sheldon G. Adelson          Chairman of the Board, Chief      March 30, 2000
--------------------------      Executive Officer and
Sheldon  G. Adelson             Director


/s/ William J. Raggio           Special Director                  March 30, 2000
--------------------------
William J. Raggio

/s/ Harry D. Miltenberger       Vice President--Finance           March 30, 2000
--------------------------      (principal financial
Harry D. Miltenberger           and accounting officer)


================================================================================

                                  EXHIBIT INDEX


    Exhibit No.        Description of Document

    -----------        -----------------------
    3.1                Amended and Restated Articles of Incorporation of LVSI.*
    3.2                Certificate of Amendment of Amended and Restated Articles
                       of Incorporation of LVSI.*
    3.3                Amended and Restated By-laws of LVSI.*
    3.4                Amended and Restated Limited Liability Company Agreement
                       of Venetian*
    4.1                Indenture,  dated as of November 14,  1997,  by and among
                       LVSI and Venetian,  as issuers, Mall Intermediate Holding
                       Company,  LLC ("Mall  Intermediate"),  Lido  Intermediate
                       Holding  Company,  LLC  ("Lido  Intermediate")  and  Mall
                       Construction,  as Mortgage Note guarantors, and U.S. Bank
                       Trust  National  Association  (previously  known as First
                       Trust  National  Association),  as Mortgage  Note trustee
                       (the "Mortgage Note Trustee").*

    4.2                Indenture,  dated as of November 14,  1997,  by and among
                       LVSI and Venetian,  as issuers,  Mall Intermediate,  Lido
                       Intermediate   and   Mall    Construction,    as   Senior
                       Subordinated  Note  guarantors,  and First Union National
                       Bank  ("First  Union"),   as  Senior   Subordinated  Note
                       trustee.*

    4.3                Registration Rights Agreement,  dated as of November 14,
                       1997, by and among LVSI,  Venetian,  Mall
                       Intermediate,  Lido Intermediate and Mall Construction,
                       and Goldman, Sachs & Co. and Bear, Stearns
                       & Co. Inc. (the "Initial Purchasers").*
    4.4                Funding   Agents'    Disbursement   and    Administration
                       Agreement,  dated as of November 14,  1997,  by and among
                       LVSI, Venetian, Mall Construction, jointly and severally,
                       the Bank  Agent,  the  Mortgage  Note  Trustee,  the HVAC
                       Provider and the Disbursement Agent.*

    4.5                FADAA Limited  Waiver,  dated as of November 12, 1999, by
                       and among LVSI,  the Sole  Stockholder,  The Bank of Nova
                       Scotia  ("Scotiabank"),  as Bank Agent, the Mortgage Note
                       Trustee,  Salomon  Brothers  Realty  Corp.  ("SBRC"),  as
                       successor-in-interest   to   GMAC   Commercial   Mortgage
                       Corporation ("GMAC"), and the HVAC Provider.*****

    4.6                Company  Security  Agreement,  dated as of November 14,
                       1997, by and among LVSI, Venetian, Mall Construction and Scotiabank, as the Intercreditor Agent.*
    4.7 Mall Construction Subsidiary Security Agreement, dated as of November 14, 1997, between Mall
                       Construction and Scotiabank, as the Intercreditor Agent.*
    4.8                Deed  of  Trust,  Assignment  of  Rents  and  Leases  and
                       Security Agreement made by Venetian and LVSI, jointly and severally as trustor, to Lawyers Title of Nevada, Inc.
                       ("Lawyer's Title"), as trustee, for the benefit of the Mortgage Note Trustee, as Beneficiary.*

    4.9                First Amendment to Deed of Trust, Assignment of Rents and
                       Leases and Security Agreement made by Venetian and LVSI, jointly and severally as trustor, to Lawyer's Title, as trustee, for the benefit of the Mortgage Note Trustee, as Beneficiary.***

    4.10 Leasehold Deed of Trust, Assignment of Rents and Leases and Security Agreement made by Mall Construction, as trustor, to Lawyer's Title, as trustee, for the benefit of the Mortgage Note Trustee, as Beneficiary.*



    Exhibit No.        Description of Document

    -----------        -----------------------
    4.11               First Amendment to Leasehold Deed of Trust, Assignment of
                       Rents and  Leases  and  Security  Agreement  made by Mall
                       Construction,  as trustor, to Lawyer's Title, as trustee,
                       for  the  benefit  of  the  Mortgage  Note  Trustee,   as
                       Beneficiary.***

    4.12               Disbursement  Collateral Account  Agreement,  dated as of
                       November  14,  1997,  by and among LVSI,  Venetian,  Mall
                       Construction and Scotiabank, as Disbursement Agent and as Securities Intermediary.*

    4.13 Mortgage Notes Proceeds Collateral Account Agreement, dated as of November 14, 1997, by and among LVSI, Venetian and Scotiabank, as Disbursement Agent.*

    4.14               Mortgage Notes Proceeds Account Third-Party  Account
                       Agreement, dated as of November 14, 1997, by and among LVSI, Venetian, Scotiabank, as Disbursement Agent, and
                       Goldman, Sachs & Co., as Securities Intermediary.*
    4.15 Intercreditor Agreement, dated as of November 14, 1997, among Scotiabank, as Bank Agent and Intercreditor Agent, the Mortgage Note Trustee, GMAC, as Interim Mall Lender, and First Union, as Senior Subordinated Note trustee.*
    4.16 Completion Guaranty, dated as of November 14, 1997, made by the Sole Stockholder, in favor of Scotiabank, as the Bank Agent acting on behalf of the Bank Lenders, GMAC, as the Interim Mall Lender, and the Mortgage Note Trustee.*

    4.17 Completion Guaranty Collateral Account Agreement, dated as of November 14, 1997, by and between the Sole
                       Stockholder, as Pledgor, and Scotiabank, as Disbursement
                       Agent.*
    4.18 Completion Guaranty Third-Party Account Agreement, dated as of November 14, 1997, by and among the Sole
                       Stockholder, Scotiabank, as Disbursement Agent, and
                       Goldman, Sachs & Co., as Securities Intermediary.*
    4.19               Unsecured  Indemnity Agreement, dated as of November 14,
                       1997, by and among LVSI, Venetian and Mall Construction, to and for the benefit of the Mortgage Note Trustee.*
    10.1 Bank Credit Agreement, dated as of November 14, 1997, by and among LVSI, Venetian, and the lender parties thereto, Goldman Sachs Credit Partners, L.P. ("GSCP"), as arranger and syndication agent, and Scotiabank, as administrative agent.*
    10.2               First Amendment to Credit Agreement,  dated as of January
                       30, 1998, by and among LVSI, Venetian, the lender parties thereto, GSCP, as arranger and syndication agent, and Scotiabank, as administrative agent.*

    10.3               Amendment to Bank Credit  Agreement,  dated as of May 10,
                       1999, by and among LVSI, Venetian, the lender parties thereto, GSCP, as arranger and syndication agent, and Scotiabank, as administrative agent.****
    10.4 Limited Waiver and Second Amendment to Credit Agreement, dated November 12, 1999, by and among LVSI, Venetian, the lender parties thereto, GSCP, as arranger and syndication agent, and Scotiabank, as administrative agent.*****

    10.5 Credit Agreement, dated as of November 14, 1997, by and among LVSI, Venetian, Mall Construction and GMAC.*

    10.6 Limited Waiver and Second Amendment to Credit Agreement, dated November 12, 1999, by and among LVSI, Venetian,
                       Mall Construction, Mall Subsidiary, the Sole Stockholder and SBRC.*****
    10.7 Energy Services Agreement, dated as of November 14, 1997, by and between the HVAC Provider and Venetian.*
    10.8               Energy  Services  Agreement  Amendment No. 1, dated July
                       1, 1999, by and between the HVAC Provider and Venetian.*****
    10.9 Energy Services Agreement, dated as of November 14, 1997, by and between the HVAC Provider and Mall Construction.*



    Exhibit No.        Description of Document

    -----------        -----------------------
    10.10              Energy  Services Agreement Amendment No. 1, dated July 1,
                       1999, by and between the HVAC Provider and Mall
                       Construction.*****
    10.11              Construction Management Agreement, dated as of February
                       15, 1997, between LVSI, as owner, and the Construction
                       Manager.*

    10.12              Assignment,  Assumption  and  Amendment  of  Construction
                       Management Agreement, dated as of November 14, 1997, by and among LVSI, Venetian and the Construction Manager.*

    10.13              Guaranteed  Maximum Price  Amendment to Construction
                       Management Agreement, dated June 17, 1998 (effective
                       September 9, 1998), between the Construction Manager and
                       Venetian. **
    10.14              Agreement,  effective  as of  January  1,  1996,  between
                       Venetian, as owner, and the architect, a collaboration between the firms of TSA of Nevada, LLP and WAT&G, Inc., Nevada.*

    10.15              Amended and Restated Reciprocal Easement, Use and
                       Operating Agreement, dated as of November 14, 1997, by
                       and among Interface, Mall Construction and Venetian.*
    10.16              First  Amendment  to  Amended  and  Restated   Reciprocal
                       Easement,  Use  and  Operating  Agreement,  dated  as  of
                       December  20,  1999,  by and  among  Interface,  New Mall
                       Subsidiary, Phase II Subsidiary and Venetian.*****
    10.17              Casino Lease, dated as of November 14, 1997, by and
                       between LVSI and Venetian.*
    10.18              Amended and Restated  Services Agreement, dated as of
                       November 14, 1997, by and among Venetian, Interface
                       Holding, Interface, Lido Casino Resort MM, Inc., Grand
                       Canal Shops Mall MM, Inc. and certain subsidiaries of
                       Venetian named therein.*****
    10.19              Intercreditor  Agreement,  dated as of November 14, 1997,
                       by and among Scotiabank, as the Administrative Agent, the
                       Mortgage Note Trustee,  GMAC, as the Interim Mall Lender,
                       First  Union,   as  Subordinated   Note  trustee,   LVSI,
                       Venetian, Mall Construction and the Sole Stockholder.*

    10.20              Indemnity and Guaranty Agreement, dated as of December
                       20, 1999, made by the Sole Stockholder.*****
    10.21              Guaranty, dated as of December 20, 1999, made by Sole
                       Stockholder.*****
    10.22              Mall Scope Change Guaranty, dated as of December 20,
                       1999, made by Sole Stockholder.*****
    10.23 Note, dated December 20, 1999, by New Mall Subsidiary in favor of SGA Development, Inc., in the amount of $35,000,000.*****

    10.24              Construction  Agency  Agreement, dated as of November 14,
                       1997, by and between Venetian and the HVAC Provider.*
    10.25 Management Agreement, dated as of April 23, 1997, by and between LVSI and Forest City Commercial Management, Inc.
                       ("Forest City"), as assigned by LVSI to Mall Construction by that certain Assignment and Assumption of Contracts.*

    10.26              Management  Agreement,  dated as of November 12, 1999, by
                       and  between  Mall   Construction  and  Forest  City,  as
                       assigned by Mall  Construction to Mall Subsidiary by that
                       certain Assignment and Assumption of Contracts.*****

    10.27              Primary  Liquidated  Damages  Insurance  Agreement, dated
                       August 4, 1997, by and between the Construction Manager and C.J. Coleman & Companies, Ltd.*
    10.28              Guaranty of Performance,  dated as of August 19, 1997, by
                       P&O in favor of LVSI, as assigned by LVSI to Venetian by that certain Assignment, Assumption and Amendment of Contracts.*



    Exhibit No.        Description of Document

    -----------        -----------------------
    10.29              Guaranty of Performance and Completion, dated as of
                       August 19, 1997, by Bovis, LVSI, Venetian and Mall
                       Construction, for the benefit of Scotiabank, as the
                       Intercreditor Agent.*
    10.30              Sands Resort Hotel and Casino  Agreement,  dated February
                       18, 1997, by and between  Clark County and LVSI,  and all
                       amendments thereto.*
    10.31              Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan.*
    10.32              Employment Agreement, dated as of November 1, 1995,
                       between LVSI and William P. Weidner.*
    10.33              Employment Agreement, dated as of November 1, 1995,
                       between LVSI and Bradley H. Stone.*
    10.34              Employment Agreement, dated as of November 1, 1995,
                       between LVSI and Robert G. Goldstein.*
    10.35              Term Loan and Security  Agreement,  dated as of December
                       22, 1997, by and among LVSI and  Venetian,  as Borrowers,
                       the lender parties thereto,  BancBoston Leasing, Inc., as
                       co-agent,   and  General  Electric  Capital   Corporation
                       ("GECC"), as administrative agent.*

    10.36              Limited  Waiver  and  First  Amendment  to Term  Loan and
                       Security Agreement, dated November 12, 1999, by and among
                       LVSI and Venetian, as Borrowers, the lender parties thereto, BancBoston Leasing, Inc., as co-agent, and GECC, as administrative agent.******

    10.37 Intercreditor Agreement, dated as of December 22, 1997, by and among Scotiabank, as Bank Agent, First Trust, as Mortgage Note trustee, GMAC and GECC.*
    10.38 Loan Agreement, dated as of December 20, 1999, by and among Goldman Sachs Mortgage Company, as Syndication
                       Agent, Scotiabank, as Administrative Agent and as
                       Collateral Agent, and New Mall Subsidiary, as
                       Borrower.*****
    10.39 Subordinated Note, dated November 12, 1999, by LVSI in favor of the Sole Stockholder, in the amount of $15,000,000.*****
    10.40              Subordination  and Intercreditor Agreement
                       (Trade Claims), dated November 12, 1999, by and among
                       Scotiabank, as Bank Agent, LVSI and the Sole
                       Stockholder.*****
    21.1               Subsidiaries of the Issuers and Guarantors.*****
    24.1               Powers of Attorney (included on signature pages).
    27.1               Financial Data Schedule.*****

----------
          *  Incorporated by reference from  Registration  Statement on Form S-4
             of  the  Company  and  certain  of  its   subsidiaries   (File  No.
             333-42147).

         ** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998.

        *** Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1998.

       **** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999.

      *****  Filed herewith.