Form 10-Q
period 2000-03-31
LAS VEGAS SANDS INC
filed 2000-05-15
CIK 850994

================================================================================
                 UNITED STATES SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the Transition period from to

                                 --------------


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

[X] Yes  [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 15, 2000.

            Class                               Outstanding at May 15, 2000

 Common Stock, $.10 par value                            925,000 shares
================================================================================

                              LAS VEGAS SANDS, INC.

                                Table of Contents

                                     Part I

                              FINANCIAL INFORMATION

Item  1.      Consolidated Balance Sheets at March 31, 2000
              and December 31, 1999 ......................................5

              Consolidated Statements of Operations for the Three Months
              Ended March 31, 2000 and March 31, 1999 ....................6

              Consolidated Statements of Cash Flows for the Three Months
              Ended March 31, 2000 and March 31, 1999 ....................7

              Notes to Consolidated Financial Statements .................8

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations ..................................31

Item 3.       Quantitative and Qualitative Disclosures About Market Risk .36


                                     Part II

                                OTHER INFORMATION

Item 1.       Legal Proceedings ..........................................37

Item 6.       Exhibits and Reports on Form 8-K ...........................38

              Signatures .................................................39

                                     Part I
                              Financial Information

================================================================================
Item 1. Financial Statements
================================================================================

                             LAS VEGAS SANDS, INC.
                          Consolidated Balance Sheets
                      (In thousands, except per share data)


                                                   March 31,       December 31,
                                                     2000             1999
                                                 ------------     ------------
                                                   Unaudited

ASSETS
Current assets:

   Cash and cash equivalents ..........          $   32,633          $   26,252
   Restricted cash and investments ....               2,342              10,980
   Accounts receivable, net ...........              62,600              43,203
   Inventories ........................               3,635               4,516
   Prepaid expenses ...................               3,604               4,072
                                                 ----------          ----------
Total current assets ..................             104,814              89,023

Property and equipment, net ...........           1,074,373           1,079,192
Deferred offering costs, net ..........              28,468              29,865
Other assets, net .....................              11,775              11,522
                                                 ----------          ----------
                                                 $1,219,430          $1,209,602
                                                 ==========          ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable ...................          $   12,710          $   18,128
   Construction payables ..............               4,360              10,178
   Construction payables-contested ....               7,232               7,232
   Accrued interest payable ...........              31,742              12,490
   Other accrued liabilities ..........              46,374              43,392
   Current maturities of long-term debt              77,045              42,859
                                                 ----------          ----------
  Total current liabilities ...........             179,463             134,279

Other long-term liabilities ...........               2,162               2,333
       Long-term debt .................             855,939             907,754
                                                 ----------          ----------
                                                  1,037,564           1,044,366
                                                 ----------          ----------
Redeemable Preferred Interest
 in Venetian Casino Resort, LLC,
 a wholly owned subsidiary ............             153,949             149,530
                                                 ----------          ----------

Commitments and contingencies

Stockholder's equity:

   Common stock, $.10 par value,
    3,000,000 shares authorized,
    925,000 shares issued and
    outstanding .......................                  92                  92
   Capital in excess of par value .....             108,303             112,722
   Accumulated deficit since

    June 30, 1996 .....................             (80,478)            (97,108)
                                                 ----------          ----------
                                                     27,917              15,706
                                                 ----------          ----------
                                                 $1,219,430          $1,209,602
                                                 ==========          ==========


The accompanying notes are an integral part of these consolidated financial statements.

================================================================================
                              LAS VEGAS SANDS, INC.
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)
================================================================================

                                                        Three Months Ended
                                                              March 31,

                                                         2000          1999
                                                      ---------    ---------
Revenues:
   Casino ...................................         $  96,082    $    --
   Rooms ....................................            46,980
   Food and beverage ........................            18,781
   Retail and other .........................            15,493          257
                                                      ---------    ---------
                                                        177,336          257
Less-promotional allowances .................           (10,933)
                                                      ---------    ---------
   Net revenues .............................           166,403          257
                                                      ---------    ---------
Operating expenses:
   Casino ...................................            51,621
   Rooms ....................................            11,297
   Food and beverage ........................             9,668
   Retail and other .........................             6,676
   Provision for doubtful accounts ..........             6,282
   General and administrative ...............            21,364
   Rental expense ...........................             2,704
   Depreciation and amortization ............             9,845           25
                                                      ---------    ---------
                                                        119,457           25
                                                      ---------    ---------
Operating profit before corporate
 and pre-opening expenses ...................            46,946          232
   Corporate ................................             1,368
   Pre-opening ..............................                          6,778
                                                      ---------    ---------
Operating income (loss) .....................            45,578       (6,546)

Other income (expense):
  Interest income ...........................               463        1,268
  Interest expense, net of amounts
  capitalized ...............................           (29,411)      (3,838)
                                                      ---------    ---------
Net income (loss) ...........................         $  16,630    $  (9,116)
                                                      =========    =========
Basic and diluted income (loss) per
share .......................................         $   13.20    $  (13.78)
                                                      =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

================================================================================
                              LAS VEGAS SANDS, INC.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)
================================================================================

                                                          Three Months Ended
                                                               March 31,
                                                           2000         1999
                                                        ---------    ---------

Cash flows from operating activities:

Net income (loss) ...................................   $  16,630    $  (9,116)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Depreciation and amortization ....................       9,845           25
   Amortization of debt offering costs and
    original issue discount .........................       2,065        1,267
   Provision for doubtful accounts ..................       6,282
   Changes in operating assets and liabilities:
    Accounts receivable .............................     (25,679)          44
    Inventories .....................................         881           24
    Prepaid expenses ................................         468           (7)
    Other assets ....................................        (702)      (1,131)
    Accounts payable ................................      (5,418)         (59)
    Accrued interest payable ........................      19,252
    Other accrued liabilities .......................       2,811       16,714
                                                        ---------    ---------
Net cash provided by operating activities ...........      26,435        7,761
                                                        ---------    ---------
Cash flows from investing activities:

Proceeds from sale of investments ...................       8,638       86,841
Construction of Casino Resort .......................     (10,844)    (174,938)
                                                        ---------    ---------
Net cash used in investing activities ...............      (2,206)     (88,097)
                                                        ---------    ---------
Cash flows from financing activities:

Proceeds from mall construction loan facility .......                   30,815
Repayments on bank credit facility-term loan ........      (5,625)
Proceeds from bank credit facility-term loan ........                   34,000
Repayments on bank credit facility-revolver .........      (9,292)
Proceeds from bank credit facility-revolver .........                    4,763
Repayments on FF&E credit facility ..................      (2,931)
Proceeds from FF&E credit facility ..................                   25,069
Payments of deferred offering costs .................                     (132)
                                                        ---------    ---------
Net cash provided by (used in) financing activities .     (17,848)      94,515
                                                        ---------    ---------
Increase in cash and cash equivalents ...............       6,381       14,179
Cash and cash equivalents at beginning of period.....      26,252        2,285
                                                        ---------    ---------
Cash and cash equivalents at end of period...........   $  32,633    $  16,464
                                                        =========    =========
Supplemental disclosure of cash flow information:

  Cash payments for interest ........................   $   8,094    $   6,302
                                                        =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                         Notes to Financial Statements

Note 1   Organization and Basis of Presentation
------   --------------------------------------

         The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The year end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In addition, certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation of the results for the interim period have been included. The interim results reflected in the unaudited financial statements are not necessarily indicative of expected results for the full year.

         Las Vegas Sands, Inc. ("LVSI") is a Nevada corporation. On April 28, 1989, LVSI commenced gaming operations in Las Vegas, Nevada, by acquiring the Sands Hotel and Casino (the "Sands"). On June 30, 1996, LVSI closed the Sands and subsequently demolished the facility to make way for a planned two-phase hotel-casino resort. The first phase of the hotel-casino resort (the "Casino Resort") includes 3,036 suites, casino space approximating 116,000 square feet (the "Casino"), approximately 500,000 square feet of convention space and approximately 475,000 gross leasable square feet of retail shops and restaurants (the "Mall"). Construction of the Casino Resort commenced in April 1997. The Casino and certain suites and facilities at the Casino Resort opened on May 4, 1999 and the Mall opened on June 19, 1999.

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

         Venetian was formed on March 20, 1997 to own and operate certain portions of the Casino Resort. LVSI is the managing member and owns 100% of the common voting equity in Venetian. The entire preferred interest in Venetian is owned by Interface Group Holding Company, Inc. ("Interface Holding"), which is wholly owned by LVSI's sole stockholder (the "Sole Stockholder") .

         Mall Intermediate and Lido Intermediate are special purpose companies, which are wholly owned subsidiaries of Venetian. They are guarantors or co-obligors of certain indebtedness related to the construction of the Casino Resort.

         The New Mall Subsidiary, an indirect wholly-owned subsidiary of LVSI, was formed on December 9, 1999 and owns and operates the Mall.

Note 2   Per Share Data
------   --------------

         Basic and diluted income (loss) per share are calculated based upon the weighted average number of shares outstanding. The weighed average number of shares outstanding used in the computation of income (loss) per share of common stock was 925,000 for all periods presented. The net income (loss) available to common stockholders used in computing the basic and diluted loss per share includes accrued preferred dividends of approximately $4.4 million and $3.6 million for the three month periods ended March 31, 2000 and 1999, respectively.

Note 3   Property and Equipment
------   ----------------------

         Property and equipment consists of the following (in thousands):


                                                       March 31,   December 31,
                                                           2000         1999
                                                      -----------  -----------
Land and land improvements .............              $   105,528  $   105,425
Building and improvements ..............                  817,098      816,826
Equipment, furniture, fixtures and
 leasehold improvements ................                  139,861      139,147
Construction in progress ...............                   46,525       42,649
                                                      -----------  -----------
                                                        1,109,012    1,104,047
Less:  accumulated depreciation and
       amortization ....................                  (34,639)     (24,855)
                                                      -----------  -----------
                                                      $ 1,074,373  $ 1,079,192
                                                      ===========  ===========

         During the three month periods ended March 31, 2000 and 1999, the Company capitalized interest expense of $0.0 and $16.6 million, respectively. As of March 31, 2000, construction in progress represented project design and shared facilities costs for the planned second phase of the Casino Resort to be owned by a subsidiary of the Company (the "Phase II Resort").

Note 4   Long-Term Debt

------   --------------

         Long-term debt consists of the following (in thousands):


                                                       March 31,  December 31,
                                                         2000         1999
                                                      ---------    ---------
12 1/4% Mortgage Notes, due November

 15, 2004 ...................................         $ 425,000    $ 425,000
14 1/4% Senior Subordinated Notes, due
 November 15, 2005 (Net of unamortized
 discount of $4,919 in 2000 and $5,138
 in 1999) ...................................            92,581       92,362
Mall Tranche A Take-out Loan ................           105,000      105,000
Mall  Tranche B Take-out Loan ...............            35,000       35,000
Completion Guaranty Loan ....................            23,503       23,503
Bank Credit Facility-revolver ...............            29,868       39,160
Bank Credit Facility-term loan ..............           133,125      138,750
FF&E Credit Facility ........................            88,907       91,838
Less: current maturities ....................           (77,045)     (42,859)
                                                      ---------    ---------
Total long-term debt ........................         $ 855,939    $ 907,754
                                                      =========    =========

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

------   --------------------------

         In November 1997, LVSI, Venetian, Mall Construction and a major non-bank lender entered into a Mall Construction Loan Facility to provide up to $140.0 million in financing for the retail mall in the Casino Resort (the "Mall Construction Loan Facility"). On December 20, 1999, Goldman Sachs Mortgage Company, the Bank of Nova Scotia and other lenders (collectively, the "Tranche A Take-out Lender") funded a $105.0 million tranche A take-out loan to the New Mall Subsidiary (the "Tranche A Take-out Loan"). The indebtedness under the Tranche A Take-out Loan is secured by first priority liens on the assets that comprise the Mall (the "Mall Assets"). Also, on December 20, 1999, an entity wholly owned by the Sole Stockholder funded a tranche B take-out loan to provide $35.0 million in financing to the New Mall Subsidiary (the "Tranche B Take-out Loan" and, together with the Tranche A Take-out Loan, the "Mall Take-out Financing"). The proceeds, along with $105.0 million of proceeds from the Tranche A Take-out Loan, were used to repay the Mall Construction Loan Facility in full.

         On November 12, 1999, an advance of approximately $23.5 million was made under the Sole Stockholder's completion guaranty (the "Completion Guaranty"). Advances made under the Completion Guaranty up to $25.0 million are treated as a junior loan from the Sole Stockholder to Venetian that is subordinated in right of payment to the indebtedness under the Bank Credit Facility, the FF&E Credit Facility and the Notes.

         During March 2000, the Company paid scheduled principal repayments of $5.6 million and $2.9 million on the Bank Credit Facility and the FF&E Credit Facility, respectively. During the three months ended March 31, 2000, the Company repaid $9.3 million under the Revolver.

         The Company has substantial debt service payments due during the next twelve months, including quarterly principal repayments on the Bank Credit Facility and the FF&E Credit Facility, aggregating $47.2 million, repayment of amounts outstanding under the Revolver (which had a balance of $29.8 million at March 31, 2000), and estimated interest payments of approximately $104.4 million. Based on the Company's financial results in the first quarter of 2000 and management's business plan, the Company anticipates that its existing cash balances, operating cash flow and available borrowing capacity will provide it with sufficient resources to meet existing debt obligations and foreseeable capital expenditure requirements.

         In addition, the Company is in discussions with the administrative agent under the Bank Credit Facility to amend certain terms of the Bank Credit Facility. The proposed amendment envisions (i) adding a new senior secured tranche B term loan to the Bank Credit Facility (the "Tranche B Term Loan") in the amount of $50.0 million, the proceeds of which will be applied to (x) prepay existing term loans in forward order of maturity in the amount of $30.0 million and (y) reduce the Revolver by $20.0 million (net of fees and expenses) without decreasing available commitments of the Revolver and (ii) adjusting certain financial covenants provided for in the Bank Credit Facility. The Tranche B Term Loan is expected to have a five year maturity. Both the Bank Credit Facility and the FF&E Credit Facility provide for a variety of financial tests, relating to, among other things, the Company's minimum consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"), consolidated leverage ratio and fixed charge coverage ratio. These covenants become more stringent over time to match the scheduled repayment of the Company's indebtedness. The purpose of the proposed modifications to the Bank Credit Facility will be to refinance a portion of the existing term loan under the Bank Credit Facility and to provide additional flexibility and the ability to fund capital expenditures and possible working capital requirements associated with the Company's premium casino table games business. Similar financial covenant modifications will need to be made to, and preliminary discussions have been started with the lender (the "FF&E Lender") regarding, the FF&E Credit Facility, which has substantially identical financial covenants. No assurance can be given that definitive amendments to the Bank Credit Facility or the FF&E Credit Facility will be entered into by the lenders under either facility.

         Although the Company has remained in compliance with the covenants in the Bank Credit Facility and the FF&E Credit Facility, and expects to be in compliance during the remainder of 2000, it will be challenged to meet its minimum EBITDA, leverage and other financial covenants reflected in such existing agreements while also maintaining the flexibility and level of capital expenditure spending that management believes is necessary for success in the Company's premium casino business. Depending on the financial results of the next several quarters, no assurance can be given that the Company will be in compliance with its financial covenants without the proposed amendments to the Bank Credit Facility and the FF&E Credit Facility described above.

Note 5   Redeemable Preferred Interest in Venetian Casino Resort, LLC
------   ------------------------------------------------------------

         During 1997, Interface Holding contributed $77.1 million in cash to Venetian in exchange for a Series A preferred interest (the "Series A Preferred Interest") in Venetian. By its terms, the Series A Preferred Interest was convertible at any time into a Series B preferred interest in Venetian (the "Series B Preferred Interest"). In August 1998, the Series A Preferred Interest was converted into the Series B Preferred Interest. The rights of the Series B Preferred Interest include the accrual of a preferred return of 12% from the date of contribution in respect of the Series A Preferred Interest. Until the indebtedness under the Bank Credit Facility is repaid and cash payments are permitted under the restricted payment covenants of the indentures entered into in connection with the Notes (the "Indentures"), the preferred return on the Series B Preferred Interest will accrue and will not be paid in cash. Commencing in November 2009, distributions must be made to the extent of the positive capital account of the holder. During the second and third quarters of 1999, Interface Holding contributed $37.3 million and $7.1 million, respectively, in cash in exchange for an additional Series B Preferred Interest. During the three month periods ended March 31, 2000 and 1999, $4.4 million and $3.6 million, respectively, were accrued on the Series B Preferred Interest related to the contributions made. Since 1997, no distributions of preferred interest or preferred return have been paid on the Series B Preferred Interest.

Note 6  Commitments and Contingencies
------  -----------------------------

         Litigation

         The Company is party to litigation matters and claims related to its operations and the construction of the Casino Resort. Except as described below, the Company does not expect that the final resolution of these matters will have a material impact on the financial position, results of operation or cash flows of the Company.

         The construction of the principal components of the Casino Resort was undertaken by Lehrer McGovern Bovis, Inc. (the "Construction Manager") pursuant to a construction management agreement and certain amendments thereto (as so amended, the "Construction Management Contract"). The Construction Management Contract established a final guaranteed maximum price (the "Final GMP") of $645.0 million, so that, subject to certain exceptions (including an exception for cost overruns due to "scope changes"), the Construction Manager was responsible for any costs of the work covered by the Construction Management Contract in excess of the Final GMP. The obligations of the Construction Manager under the Construction Management Contract are guaranteed by Bovis, Inc. ("Bovis" and such guaranty, the "Bovis Guaranty"), the Construction Manager's direct parent at the time the Construction Management Contract was entered into. Bovis' obligations under the Bovis Guaranty are guaranteed by The Peninsula and Oriental Steam Navigation Company ("P&O"), a British public company and the Construction Manager's ultimate parent at the time the Construction Management Contract was eneterd into (such guaranty, the "P&O Guaranty").

         On July 30, 1999, Venetian filed a complaint against the Construction Manager and Bovis in United States District Court for the District of Nevada. The action alleges breach of contract by the Construction Manager of its obligations under the Construction Management Contract and a breach of contract by Bovis of its obligations under the Bovis Guaranty, including failure to fully pay trade contractors and vendors and failure to meet the April 21, 1999 guaranteed completion date. This complaint was amended by the Company on November 23, 1999 to add P&O, as an additional defendant. The suit is intended to ask the courts, among other remedies, to require the Construction Manager and its guarantors to pay its contractors, to compensate Venetian for the Construction Manager's failure to perform its duties under the Construction Management Contract and to pay the Company the agreed upon liquidated damages penalty for failure to meet the guaranteed substantial completion date. Venetian seeks total damages in excess of $50.0 million. The Construction Manager subsequently filed motions to dismiss the Company's complaint on various grounds, which the Company opposed. The Construction Manager's principal motions to date have either been denied by the court or voluntarily withdrawn.

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

------   -----------------------------------------

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

         On July 8, 1999, the Company and other competitors filed an action in the Eighth Judicial District Court for the State of Nevada challenging the actions of the Board of the Las Vegas Convention and Visitors Authority (the "LVCVA") with respect to the Las Vegas Convention Center (the "LVCC") expansion, as well as the LVCVA's financing through proposed sale of "revenue bonds." In that litigation, the Company and others alleged inter alia that the LVCVA engaged in violations of Nevada's Open Meeting Law, and further alleged that the proposed bonds were not "revenue" bonds and thus could not be issued without prior approval of the voters of Clark County, Nevada. After a trial on the merits of that case, the court rendered a decision in favor of the LVCVA and against the plaintiffs. On December 22, 1999, the Company filed a Notice of Appeal of the State Court Action to the Supreme Court of the State of Nevada.

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

Note 7   Summarized Financial Information
------   --------------------------------

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

------   --------------------------------------------

         Because the New Mall Subsidiary is not a guarantor of any indebtedness of the Company (other than the Mall Take-out Financing), creditors of the Company's entities comprising the Company other than the New Mall Subsidiary (including the holders of the Notes but excluding creditors of the New Mall Subsidiary) do not have a direct claim against the Mall Assets. As a result, indebtedness of the entities comprising the Company other than the New Mall Subsidiary (including the Notes) is now, with respect to the Mall Assets, effectively subordinated to indebtedness of the New Mall Subsidiary. The New Mall Subsidiary is not restricted by any of the debt instruments of LVSI, Venetian or the Subsidiary Guarantors (including the Indentures) from incurring any indebtedness. The terms of the Tranche A Take-out Loan prohibit the New Mall Subsidiary from paying dividends or making distributions to any of the other entities comprising the Company unless payments under the Tranche A Take-out Loan are current, and, with certain limited exceptions, prohibit the New Mall Subsidiary from making any loans to such entities. Any additional indebtedness incurred by the New Mall Subsidiary may include additional restrictions on the ability of the New Mall Subsidiary to pay any such dividends and make any such distributions or loans.

         Prior to October 1998, Venetian owned approximately 44 acres of land on or near the Las Vegas Strip (the "Strip"), on the site of the former Sands. Such property includes the site on which the Casino Resort was constructed. Approximately 14 acres of such land was transferred to the Phase II Subsidiary in October 1998. On December 31, 1999, an additional 1.75 acres of land was contributed indirectly by the Sole Stockholder to the Phase II Subsidiary. The Phase II Resort is planned to be constructed adjacent to the Casino Resort. Because the Phase II Subsidiary will not be a guarantor of the Company's indebtedness, creditors of the Company (including the holders of the Notes) will not have a direct claim against the assets of the Phase II Subsidiary. As a result, the indebtedness of the Company (including the Notes) will be effectively subordinated to indebtedness of the Phase II Subsidiary. The Phase II Subsidiary is not subject to any of the restrictive covenants of the debt instruments of the Company (including the Notes). Any indebtedness incurred by the Phase II Subsidiary is expected to include material restrictions on the ability of the Phase II Subsidiary to pay dividends or make distributions or loans to the Company and its subsidiaries.

         Separate financial statements and other disclosures concerning each of Venetian and the Subsidiary Guarantors are not presented below because management believes that they are not material to investors. Summarized financial information of LVSI, Venetian, the Subsidiary Guarantors and the non-guarantor subsidiaries on a combined basis as of March 31, 2000 and December 31, 1999 and for the three month periods ended March 31, 2000 and 1999 is as follows (in thousands):

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                            CONDENSED BALANCE SHEETS
                                 March 31, 2000

                                                                    Venetian
                                                   Las Vegas        Casino
                                                   Sands, Inc.      Resort LLC
                                                   -----------      -----------


Cash and cash equivalents ...................        $  27,701        $   2,440
Restricted cash and investments .............                             1,336
Intercompany receivable .....................            9,277           12,669
Accounts receivable, net ....................           29,529           30,277
Inventories .................................                             3,635
Prepaid expenses ............................              485            2,924
                                                     ---------        ---------
     Total current assets ...................           66,992           53,281
                                                     ---------        ---------
Property and equipment, net .................                           849,506
Investment in Subsidiaries ..................          126,016           67,091
Deferred offerings costs, net ...............                            23,076
Other assets, net ...........................            3,730            4,957
                                                     ---------        ---------
                                                     $ 196,738        $ 997,911
                                                     =========        =========

Accounts payable ............................        $     433        $  10,935
Construction payable ........................                               444
Construction payable-contested ..............                             7,232
Intercompany payables .......................
Accrued interest payable ....................                            29,489
Other accrued liabilities ...................           16,375           29,282
Current maturities of long term debt ........                            77,045
                                                     ---------        ---------
    Total current liabilities ...............           16,808          154,427

Other long-term liabilities .................                             2,162
Long-term debt ..............................                           715,939
                                                     ---------        ---------
                                                        16,808          872,528
Redeemable Preferred interest in Venetian ...                           153,949
                                                     ---------        ---------
Stockholder's equity ........................          179,930          (28,566)
                                                     ---------        ---------
                                                     $ 196,738        $ 997,911
                                                     =========        =========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================


                      CONDENSED BALANCE SHEETS, (Continued)
                                 March 31, 2000

                                                       GUARANTOR SUBSIDIARIES
                                                   ----------------------------
                                                   LIDO            Mall
                                                   Intermediate    Intermediate
                                                   Holding         Holding
                                                   Company LLC     Company LLC
                                                   -----------     -----------


Cash and cash equivalents ...................        $       4        $       4
Restricted cash and investments .............
Intercompany receivable .....................
Accounts receivable, net ....................
Inventories .................................
Prepaid expenses ............................
                                                     ---------        ---------
     Total current assets                                    4                4
                                                     ---------        ---------
Property and equipment, net .................
Investment in Subsidiaries ..................
Deferred offerings costs, net ...............
Other assets, net ...........................
                                                     ---------        ---------
                                                     $       4        $       4
                                                     =========        =========
Accounts payable ............................        $                $
Construction payable ........................
Construction payable-contested ..............
Intercompany payables .......................
Accrued interest payable ....................
Other accrued liabilities ...................
Current maturities of long term debt ........
                                                     ---------        ---------
    Total current liabilities ...............

Other long-term liabilities
Long-term debt ..............................
                                                     ---------        ---------
Redeemable Preferred interest in Venetian ...
                                                     ---------        ---------
Stockholder's equity ........................                4                4
                                                     ---------        ---------
                                                     $       4         $      4
                                                     =========        =========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================


                      CONDENSED BALANCE SHEETS, (Continued)
                                 March 31, 2000


                                                     NON-GUARANTOR SUBSIDIARIES
                                                    ----------------------------
                                                    (1)             (2)
                                                    Grand Canal     Other
                                                    Shops Mall      Non-
                                                    Subsidiary      Guarantor
                                                    LLC             Subsidiaries
                                                    -----------     -----------


Cash and cash equivalents ...................        $   2,372        $     112
Restricted cash and investments .............            1,006
Intercompany receivable .....................
Accounts receivable, net ....................            2,794
Inventories .................................
Prepaid expenses ............................              195
                                                     ---------        ---------
     Total current assets ...................            6,367              112
                                                     ---------        ---------
Property and equipment, net .................          142,988           81,879
Investment in Subsidiaries ..................
Deferred offerings costs, net ...............            5,392
Other assets, net ...........................            3,088
                                                     ---------        ---------
                                                     $ 157,835        $  81,991
                                                     =========        =========
Accounts payable ............................        $   1,342        $
Construction payable ........................                             3,916
Construction payable-contested ..............
Intercompany payables .......................           21,946
Accrued interest payable ....................            2,253
Other accrued liabilities ...................              717
Current maturities of long term debt ........
                                                     ---------        ---------
   Total current liabilities ................           26,258            3,916

Other long-term liabilities .................
Long-term debt ..............................          140,000
                                                     ---------        ---------
                                                       166,258            3,916
Redeemable Preferred interest in Venetian ...
                                                     ---------        ---------
Stockholder's equity ........................           (8,423)          78,075
                                                     ---------        ---------
                                                     $ 157,835        $  81,991
                                                     =========        =========
[FN]

----------
(1) The assets and liabilities of Mall Construction, a guarantor, were transferred to the Mall Subsidiary, a non-guarantor subsidiary, upon substantial completion of the Casino Resort on November 12, 1999, and subsequently transferred to the New Mall Subsidiary on December 20, 1999.

(2) Land with a historical cost basis of $29,169 was transferred from Venetian, a co-obligor of the Notes, to the Phase II Subsidiary, a non-guarantor subsidiary, in October 1998 and land with a value of $11.8 million was indirectly contributed by the Sole Stockholder during December 1999.


================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================


                      CONDENSED BALANCE SHEETS, (Continued)
                                 March 31, 2000

                                                     Consolidating/
                                                     Eliminating
                                                     Entries         Total
                                                     -----------     -----------

Cash and cash equivalents ...................       $       --       $   32,633
Restricted cash and investments .............                             2,342
Intercompany receivable .....................          (21,946)
Accounts receivable, net ....................                            62,600
Inventories .................................                             3,635
Prepaid expenses ............................                             3,604
                                                     ---------        ---------
     Total current assets ...................          (21,946)         104,814
                                                     ---------        ---------
Property and equipment, net .................                         1,074,373
Investment in Subsidiaries ..................         (193,107)
Deferred offerings costs, net ...............                            28,468
Other assets, net ...........................                            11,775
                                                     ---------        ---------
                                                    $ (215,053)      $1,219,430
                                                     =========       ==========
Accounts payable ............................       $                $   12,710
Construction payable ........................                             4,360
Construction payable-contested ..............                             7,232
Intercompany payables .......................          (21,946)
Accrued interest payable ....................                            31,742
Other accrued liabilities ...................                            46,374
Current maturities of long term debt ........                            77,045
                                                     ---------        ---------
   Total current liabilities ................          (21,946)         179,463

Other long-term liabilities .................                             2,162
Long-term debt ..............................                           855,939
                                                     ---------        ---------
                                                       (21,946)       1,037,564
Redeemable Preferred interest in Venetian ...                           153,949
                                                     ---------        ---------
Stockholder's equity ........................         (193,107)          27,917
                                                     ---------        ---------
                                                    $ (215,053)      $1,219,430
                                                    ==========       ==========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                            CONDENSED BALANCE SHEETS
                                December 31, 1999


                                                                   Venetian
                                                  Las Vegas        Casino Resort
                                                  Sands, Inc.      LLC
                                                  -----------      -------------


Cash and cash equivalents .................       $    23,961       $     2,237
Restricted cash and investments ...........                               8,789
Intercompany receivable ...................                              24,736
Accounts receivable, net ..................            22,279            17,519
Inventories ...............................                               4,516
Prepaid expenses ..........................               629             3,229
                                                  -----------       -----------
     Total current assets .................            46,869            61,026
                                                  -----------       -----------
Property and equipment, net ...............                             853,282
Investment in Subsidiaries ................           126,016            67,091
Deferred offerings costs, net .............                              24,441
Other assets, net .........................             3,804             4,651
                                                  -----------       -----------
                                                  $   176,689       $ 1,010,491
                                                  ===========       ===========

Accounts payable ..........................       $       834       $    15,843
Construction payable ......................                               6,262
Construction payable-contested ............                               7,232
Intercompany payables .....................             2,051
Accrued interest payable ..................                              12,327
Other accrued liabilities .................            19,848            22,580
Current maturities of long term debt ......                              42,859
                                                  -----------       -----------
    Total current liabilities .............            22,733           107,103

Other long-term liabilities ...............                               2,333
Long-term debt ............................                             767,754
                                                  -----------       -----------
                                                       22,733           877,190
Redeemable Preferred interest

  in Venetian .............................                             149,530
                                                  -----------       -----------
Stockholder's equity ......................           153,956           (16,229)
                                                  -----------       -----------
                                                  $   176,689       $ 1,010,491
                                                  ===========       ===========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================


                      CONDENSED BALANCE SHEETS, (Continued)
                                December 31, 1999



                                                     GUARANTOR SUBSIDIARIES
                                                  -----------------------------
                                                  LIDO              Mall
                                                  Intermediate      Intermediate
                                                  Holding           Holding
                                                  Company LLC       Company LLC
                                                  -----------       -----------


Cash and cash equivalents ..................      $         4       $        5
Restricted cash and investments ............
Intercompany receivable ....................
Accounts receivable, net ...................
Inventories ................................
Prepaid expenses ...........................
                                                  -----------       -----------
     Total current assets ..................                4                5
                                                  -----------       -----------
Property and equipment, net ................
Investment in Subsidiaries .................
Deferred offerings costs, net ..............
Other assets, net ..........................

                                                  -----------       -----------
                                                  $        4        $        5
                                                  ===========       ===========
Accounts payable ...........................      $                 $
Construction payable .......................
Construction payable-contested .............
Intercompany payables ......................
Accrued interest payable ...................
Other accrued liabilities ..................
Current maturities of long term debt .......
                                                  -----------       -----------
    Total current liabilities ..............

Other long-term liabilities ................
Long-term debt .............................

                                                  -----------       -----------

Redeemable Preferred interest
  in Venetian ..............................

                                                  -----------       -----------
Stockholder's equity .......................                4                 5
                                                  -----------       -----------
                                                  $         4       $         5
                                                  ===========       ===========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================


                      CONDENSED BALANCE SHEETS, (Continued)
                                December 31, 1999

                                                   NON-GUARANTOR SUBSIDIARIES
                                                  ----------------------------
                                                  (1)
                                                  Grand Canal     (2)
                                                  Shops Mall      Other Non-
                                                  Subsidiary      Guarantor
                                                  LLC             Subsidiaries
                                                  -----------      -----------


Cash and cash equivalents ..................      $        --       $        45
Restricted cash and investments ............            2,191
Intercompany receivable ....................
Accounts receivable, net ...................            3,405
Inventories ................................
Prepaid expenses ...........................              214
                                                  -----------       -----------
     Total current assets ..................            5,810                45
                                                  -----------       -----------
Property and equipment, net ................          143,965            81,945
Investment in Subsidiaries .................
Deferred offerings costs, net ..............            5,424
Other assets, net ..........................            3,067
                                                  -----------       -----------
                                                  $   158,266       $    81,990
                                                  ===========       ===========
Accounts payable ...........................      $     1,451       $        --
Construction payable .......................                              3,916
Construction payable-contested .............
Intercompany payables ......................           22,685
Accrued interest payable ...................              163
Other accrued liabilities ..................              964
Current maturities of long term debt .......
                                                  -----------       -----------
    Total current liabilities ..............           25,263             3,916

Other long-term liabilities ................
Long-term debt .............................          140,000
                                                  -----------       -----------
                                                      165,263             3,916
Redeemable Preferred interest
  in Venetian ..............................

                                                  -----------       -----------
Stockholder's equity .......................           (6,997)           78,074
                                                  -----------       -----------
                                                   $  158,266       $    81,990
                                                  ===========       ===========
[FN]

----------
(1) The assets and liabilities of Mall Construction, a guarantor, were transferred to the Mall Subsidiary, a non-guarantor subsidiary, upon substantial completion of the Casino Resort on November 12, 1999, and subsequently transferred to the New Mall Subsidiary on December 20, 1999.

(2) Land with a historical cost basis of $29,169 was transferred from Venetian, a co-obligor of the Notes, to the Phase II Subsidiary, a non-guarantor subsidiary, in October 1998 and land with a value of $11.8 million was indirectly contributed by the Sole Stockholder during December 1999.


================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================


                      CONDENSED BALANCE SHEETS, (Continued)
                                December 31, 1999


                                                  Consolidating/
                                                  Eliminating
                                                  Entries            Total
                                                  -----------        -----------


Cash and cash equivalents .................       $      --          $    26,252
Restricted cash and investments ...........                               10,980
Intercompany receivable ...................           (24,736)
Accounts receivable, net ..................                               43,203
Inventories ...............................                                4,516
Prepaid expenses ..........................                                4,072
                                                  -----------        -----------
     Total current assets .................           (24,736)            89,023
                                                  -----------        -----------
Property and equipment, net ...............                            1,079,192
Investment in Subsidiaries ................          (193,107)
Deferred offerings costs, net .............                               29,865
Other assets, net .........................                               11,522
                                                  -----------        -----------
                                                  $  (217,843)       $ 1,209,602
                                                  ===========        ===========
Accounts payable ..........................       $      --          $    18,128
Construction payable ......................                               10,178
Construction payable-contested ............                                7,232
Intercompany payables .....................           (24,736)
Accrued interest payable ..................                               12,490
Other accrued liabilities .................                               43,392
Current maturities of long term debt ......                               42,859
                                                  -----------        -----------
    Total current liabilities .............           (24,736)           134,279

Other long-term liabilities ...............                                2,333
Long-term debt ............................                              907,754
                                                  -----------        -----------
                                                      (24,736)         1,044,366
Redeemable Preferred interest

  in Venetian .............................                              149,530
                                                  -----------        -----------
Stockholder's equity ......................          (193,107)            15,706
                                                  -----------        -----------
                                                  $  (217,843)       $ 1,209,602
                                                  ===========        ===========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================


                       CONDENSED STATEMENTS OF OPERATIONS
                      For the quarter ended March 31, 2000


                                                                   Venetian
                                                    Las Vegas      Casino Resort
                                                    Sands, Inc.    LLC
                                                    -----------    -----------

Revenues:
Casino .....................................        $  96,082         $      --
Room .......................................                             46,980
Food and beverage ..........................                             18,781
Retail and other ...........................              332            19,256
                                                    ---------         ---------
Total revenue ..............................           96,414            85,017
Less promotional allowance .................                            (10,933)
                                                    ---------         ---------
Net revenue ................................           96,414            74,084
Operating expenses:
Casino .....................................           62,780
Room .......................................                             11,297
Food and beverage ..........................                              9,668
Retail and other ...........................                              4,147
Provision for doubtful accounts ............            5,682               400
General and administrative .................              815            20,548
Rental expense .............................              799             1,494
Depreciation and amortization ..............                              8,713
                                                    ---------         ---------
                                                       70,076            56,267
                                                    ---------         ---------
Operating income (loss) before
 corporate expenses ........................           26,338            17,817
Corporate ..................................              448               920
                                                    ---------         ---------
Operating income (loss) ....................           25,890            16,897
                                                    ---------         ---------
Other income (expense):
  Interest income ..........................               84               356
  Interest expense .........................                            (25,171)
                                                    ---------         ---------
Net income (loss) ..........................        $  25,974         $  (7,918)
                                                    =========         =========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================


                 CONDENSED STATEMENTS OF OPERATIONS, (Continued)
                      For the quarter ended March 31, 2000


                                                       GUARANTOR SUBSIDIARIES
                                                    ----------------------------
                                                    LIDO            Mall
                                                    Intermediate    Intermediate
                                                    Holding         Holding
                                                    Company LLC     Company LLC
                                                    -----------     -----------

Revenues:
Casino .....................................        $      --         $      --
Room .......................................
Food and beverage ..........................
Retail and other ...........................
                                                    ---------         ---------
Total revenue ..............................
Less promotional allowance .................
                                                    ---------         ---------
Net revenue ................................
Operating expenses:
Casino .....................................
Room .......................................
Food and beverage ..........................
Retail and other ...........................
Provision for doubtful accounts ............
General and administrative .................                                  1
Rental expense .............................
Depreciation and amortization ..............
                                                    ---------         ---------
                                                                              1

                                                    ---------         ---------
Operating income (loss) before
 corporate expenses ........................                                 (1)
Corporate ..................................
                                                    ---------         ---------
Operating income (loss) ....................                                 (1)
                                                    ---------         ---------
Other income (expense):
  Interest income ..........................
  Interest expense .........................
                                                    ---------         ---------
Net income (loss) ..........................        $      --        $       (1)
                                                    =========         =========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================


                 CONDENSED STATEMENTS OF OPERATIONS (Continued)
                      For the quarter ended March 31, 2000


                                                     NON-GUARANTOR SUBSIDIARIES
                                                    ----------------------------
                                                    (1)
                                                    Grand Canal
                                                    Shops Mall      Other Non-
                                                    Subsidiary      Guarantor
                                                    LLC             Subsidiaries
                                                    -----------     -----------

Revenues:
Casino .....................................        $      --         $      --
Room .......................................
Food and beverage ..........................
Retail and other ...........................            7,064
                                                    ---------         ---------
Total revenue ..............................            7,064
Less promotional allowance .................
                                                    ---------         ---------
Net revenue ................................            7,064
Operating expenses:
Casino .....................................
Room .......................................
Food and beverage ..........................
Retail and other ...........................            2,529
Provision for doubtful accounts ............              200
General and administrative .................
Rental expense .............................              411
Depreciation and amortization ..............            1,132
                                                    ---------         ---------
                                                        4,272

                                                    ---------         ---------
Operating income (loss) before
 corporate expenses ........................            2,792
Corporate ..................................
                                                    ---------         ---------
Operating income (loss) ....................            2,792
                                                    ---------         ---------
Other income (expense):
  Interest income ..........................               23
  Interest expense .........................           (4,240)
                                                    ---------         ---------
Net income (loss) ..........................        $  (1,425)        $      --
                                                    =========         =========



[FN]

----------
(1) The assets and liabilities of Mall Construction, a guarantor, were transferred to the Mall Subsidiary, a non-guarantor subsidiary, upon substantial completion of the Casino Resort on November 12, 1999, and subsequently transferred to the New Mall Subsidiary on December 20, 1999.


================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================


                 CONDENSED STATEMENTS OF OPERATIONS, (Continued)
                      For the quarter ended March 31, 2000




                                                    Consolidating/
                                                    Eliminating
                                                    Entries         Total
                                                    -----------     -----------

Revenues:
Casino .....................................        $      --         $  96,082
Room .......................................                             46,980
Food and beverage ..........................                             18,781
Retail and other ...........................          (11,159)           15,493
                                                    ---------         ---------
Total revenue ..............................          (11,159)          177,336
Less promotional allowance .................                            (10,933)
                                                    ---------         ---------
Net revenue ................................          (11,159)          166,403
Operating expenses:
Casino .....................................          (11,159)           51,621
Room .......................................                             11,297
Food and beverage ..........................                              9,668
Retail and other ...........................                              6,676
Provision for doubtful accounts ............                              6,282
General and administrative .................                             21,364
Rental expense .............................                              2,704
Depreciation and amortization ..............                              9,845
                                                    ---------         ---------
                                                      (11,159)          119,457
                                                    ---------         ---------
Operating income (loss) before
 corporate expenses ........................                             46,946
Corporate ..................................                              1,368
                                                    ---------         ---------
Operating income (loss) ....................                             45,578
                                                    ---------         ---------
Other income (expense):
  Interest income ..........................                                463
  Interest expense .........................                            (29,411)
                                                    ---------         ---------
Net income (loss) ..........................        $      --         $  16,630
                                                    =========         =========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                       CONDENSED STATEMENTS OF OPERATIONS
                      For the quarter ended March 31, 1999


                                                                    Venetian
                                                    Las Vegas       Casino
                                                    Sands, Inc.     Resort LLC
                                                    -----------     -----------

Revenues: ..................................          $   154         $   103
Operating expenses (including pre-opening) .               24           6,779
                                                      -------         -------
Operating income (loss) ....................              130          (6,676)
Other income (expense):
  Interest income ..........................               29           1,239
  Interest expense, net
   of amounts capitalized ..................                           (3,838)
                                                      -------         -------
Net income (loss) ..........................          $   159         $(9,275)
                                                      =======         =======





                                              GUARANTOR SUBSIDIARIES
                                   -------------------------------------------
                                   LIDO            Mall            Grand
                                   Intermediate    Intermediate    Canal
                                   Holding         Holding         Shops Mall
                                   Company         Company         Construction
                                   LLC             LLC             LLC
                                   -----------     -----------     -----------

Revenues:                          $        --     $        --     $        --
Operating expenses
 (including pre-opening) ....
                                   -----------     -----------     -----------
Operating income (loss) .....

Other income (expense):
  Interest income ...........
  Interest expense, net
   of amounts capitalized ...
                                   -----------     -----------     -----------
Net income (loss) ...........      $        --     $        --     $        --
                                   ===========     ===========     ===========



                                   Non-            Consolidating/
                                   Guarantor       Eliminating
                                   Subsidiaries    Entries         Total
                                   -----------     -----------     -----------
Revenues:                          $        --     $        --     $       257
Operating expenses
 (including pre-opening) ....                                            6,803
                                   -----------     -----------     -----------
Operating income (loss) .....                                           (6,546)
Other income (expense):
  Interest income ...........                                            1,268
  Interest expense, net
   of amounts capitalized ...                                           (3,838)
                                   -----------     -----------     -----------
Net income (loss) ...........      $        --     $        --     $    (9,116)
                                   ===========     ===========     ===========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================


                        CONDENSED STATEMENTS OF CASH FLOW
                      For the quarter ended March 31, 2000


                                                                     Venetian
                                                     Las Vegas       Casino
                                                     Sands, Inc.     Resort LLC
                                                     -----------     -----------

Net cash provided by operating activities ......      $  15,068       $   9,286
                                                      ---------       ---------
Cash flows from investing activities:

  Proceeds from purchases of investments .......                          7,453
  Construction of Casino Resort ................                        (10,755)
                                                      ---------       ---------
Net cash provided by (used in)
  investing activities .........................                         (3,302)

Cash flows from financing activities:

  Repayments on bank credit facility-term loan .                         (5,625)
  Repayments on bank credit facility-revolver ..                         (9,292)
  Repayments on FF&E credit facility ...........                         (2,931)
  Net increase and (decrease) in
   intercompany accounts .......................        (11,328)         12,067
                                                      ---------       ---------
Net cash used in financing activities ..........        (11,328)         (5,781)
                                                      ---------       ---------
Increase (decrease) in cash
 and cash equivalents ..........................          3,740             203
Cash and cash equivalents at
 beginning of period ...........................         23,961           2,237
                                                      ---------       ---------
Cash and cash equivalents at end of period .....      $  27,701       $   2,440
                                                      =========       =========



                                                       GUARANTOR SUBSIDIARIES
                                                    ----------------------------
                                                    LIDO            Mall
                                                    Intermediate    Intermediate
                                                    Holding         Holding
                                                    Company LLC     Company LLC
                                                    -----------     ------------


Net cash provided by operating activities ......      $      --       $      (1)
                                                      ---------       ---------
Cash flows from investing activities:

  Proceeds from purchases of investments .......
  Construction of Casino Resort ................
                                                      ---------       ---------
Net cash provided by (used in)
  investing activities .........................

Cash flows from financing activities:
  Repayments on bank credit facility-term loan .
  Repayments on bank credit facility-revolver ..
  Repayments on FF&E credit facility ...........
  Net increase and (decrease) in
   intercompany accounts .......................
                                                      ---------       ---------
Net cash used in financing activities ..........
                                                      ---------       ---------
Increase (decrease) in cash
 and cash equivalents ..........................                             (1)
Cash and cash equivalents at
 beginning of period ...........................              4               5
                                                      ---------       ---------
Cash and cash equivalents at end of period .....      $       4       $       4
                                                      =========       =========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                       CONDENSED STATEMENTS OF CASH FLOW,
                (Continued) For the quarter ended March 31, 2000

                                                     NON-GUARANTOR SUBSIDIARIES
                                                     ---------------------------
                                                     (1)
                                                     Grand Canal    Other
                                                     Shops Mall     Non-
                                                     Subsidiary     Guarantor
                                                     LLC            Subsidiaries
                                                     -----------    ------------

Net cash provided by operating activities ......      $   2,082       $      --
                                                      ---------       ---------
Cash flows from investing activities:

  Proceeds from purchases of investments .......          1,185
  Construction of Casino Resort ................           (156)             67
                                                      ---------       ---------
Net cash provided by (used in)
 investing activities ..........................          1,029              67

Cash flows from financing activities:
  Repayments on bank credit facility-term loan .
  Repayments on bank credit facility-revolver ..
  Repayments on FF&E credit facility ...........
  Net increase and (decrease) in
   intercompany accounts .......................           (739)
                                                      ---------       ---------
Net cash used in financing activities ..........           (739)
                                                      ---------       ---------
Increase (decrease) in cash
 and cash equivalents ..........................          2,372              67
Cash and cash equivalents at
 beginning of period ...........................                             45
                                                      ---------       ---------
Cash and cash equivalents at end of period .....      $   2,372       $     112
                                                      =========       =========
[FN]

----------
(1) The assets and liabilities of Mall Construction, a guarantor, were transferred to the Mall Subsidiary, a non-guarantor subsidiary, upon substantial completion of the Casino Resort on November 12, 1999, and subsequently transferred to the New Mall Subsidiary on December 20, 1999.


                                                     Consolidating/
                                                     Eliminating
                                                     Entries         Total
                                                     -----------     -----------

Net cash provided by operating activities ......      $      --       $  26,435
                                                      ---------       ---------
Cash flows from investing activities:

  Proceeds from purchases of investments .......                          8,638
  Construction of Casino Resort ................                        (10,844)
                                                      ---------       ---------
Net cash provided by (used in)
 investing activities ..........................                         (2,206)

Cash flows from financing activities:

  Repayments on bank credit facility-term loan .                         (5,625)
  Repayments on bank credit facility-revolver ..                         (9,292)
  Repayment on FF&E credit facility ............                         (2,931)
  Net increase and (decrease) in
   intercompany accounts .......................
                                                      ---------       ---------
Net cash used in financing activities ..........                        (17,848)
                                                      ---------       ---------
Increase (decrease) in cash
 and cash equivalents ..........................                          6,381
Cash and cash equivalents at
 beginning of period ...........................                         26,252
                                                      ---------       ---------
Cash and cash equivalents at end of period .....      $      --       $  32,633
                                                      =========       =========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                        CONDENSED STATEMENTS OF CASH FLOW
                      For the quarter ended March 31, 1999


                                                                     Venetian
                                                     Las Vegas       Casino
                                                     Sands, Inc.     Resort LLC
                                                     -----------     -----------

Net cash provided by operating activities ......      $   5,160       $   2,601
                                                      ---------       ---------
Cash flows from investing activities:

  Proceeds from purchases of investments .......                         86,841
  Investment in subsidiaries ...................
  Construction of Casino Resort ................                       (174,938)
                                                      ---------       ---------
Net cash used in investing activities ..........                        (88,097)

Cash flows from financing activities:

  Proceeds from mall construction loan facility                          30,815
  Proceeds from bank credit facility-term loan .                         34,000
  Proceeds from bank credit facility-revolver ..                          4,763
  Proceeds from FF&E credit facility ...........                         25,069
  Proceeds from capital contributions ..........                           (132)
                                                      ---------       ---------
Net cash provided by financing activities ......                         94,515
                                                      ---------       ---------
Increase (decrease) in cash and cash equivalents          5,160           9,019
Cash and cash equivalents at beginning of period          1,216           1,025
                                                      ---------       ---------
Cash and cash equivalents at end of period .....      $   6,376       $  10,044
                                                      =========       =========


                                                 GUARANTOR SUBSIDIARIES
                                     -------------------------------------------
                                     LIDO            Mall           Grand Canal
                                     Intermediate    Intermediate   Shops Mall
                                     Holding         Holding        Construction
                                     Company LLC     Company LLC    LLC
                                     -----------     ------------   ------------


Net cash provided by
 operating activities                  $    --         $   --          $    --
                                       ---------       ---------       ---------
Cash flows from investing
  activities:
  Proceeds from purchases of
   investments ...................
  Investment in subsidiaries .....
  Construction of Casino Resort ..
                                       ---------       ---------       ---------
Net cash used in investing
 activities ......................

Cash flows from financing activities:

Proceeds from mall construction
 loan facility ...................
Proceeds from bank credit
 facility-term loan ..............
Proceeds from bank credit
 facility-revolver ...............
Proceeds from FF&E credit
 facility ........................
Proceeds from capital
 contributions ...................
                                       ---------       ---------       ---------
Net cash provided by financing
 activities ......................
                                       ---------       ---------       ---------
Increase (decrease) in cash
 and cash equivalents ............
Cash and cash equivalents at
 beginning of period .............             5               5               5
                                       ---------       ---------       ---------
Cash and cash equivalents at
 end of period ...................     $       5       $       5       $       5
                                       =========       =========       =========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                  CONDENSED  STATEMENTS OF CASH FLOW (Continued)
                      For the quarter ended March 31, 1999


                                                    Consolidating/
                                    Non-Guarantor   Eliminating
                                    Subsidiaries    Entries        Total
                                    -----------     ------------   ------------


Net cash provided by
 operating activities                 $    --         $   --          $   7,761
                                      ---------       ---------       ---------
Cash flows from investing
 activities:
 Proceeds from purchases of
  investments ...................                                        86,841
 Investment in subsidiaries .....
 Construction of Casino Resort ..                                      (174,938)
                                      ---------       ---------       ---------
Net cash used in investing
 activities .....................                                       (88,097)

Cash flows from financing activities:

Proceeds from mall construction
 loan facility ..................                                        30,815
Proceeds from bank credit
 facility-term loan .............                                        34,000
Proceeds from bank credit
 facility-revolver ..............                                         4,763
Proceeds from FF&E credit
 facility .......................                                        25,069
Proceeds from capital
 contributions ..................                                          (132)
                                      ---------       ---------       ---------
Net cash provided by financing
 activities .....................                                        94,515
                                      ---------       ---------       ---------
Increase (decrease) in cash
 and cash equivalents ...........                                        14,179
Cash and cash equivalents at
 beginning of period ............            29                           2,285
                                      ---------       ---------       ---------
Cash and cash equivalents at
 end of period ..................     $      29       $      --       $  16,464
                                      =========       =========       =========

================================================================================
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto and other financial information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. See "-Special Note Regarding Forward-Looking Statements."

General
-------

         The Company owns and operates the Casino Resort, a large-scale Venetian-themed hotel, casino, retail, meeting and entertainment complex in Las Vegas, Nevada.

         Substantial completion of the construction of the Casino Resort was achieved on November 12, 1999, meaning all components of the Casino Resort were fully constructed and operational with the exception of "punchlist" items. As of March 31, 2000, almost all of the punchlist items had been completed and construction of the Casino Resort was virtually complete.

Operating Results
-----------------

         First Quarter Ended March 31, 2000 compared to First Quarter Ended March 31, 1999

         The Casino Resort began operations after the first quarter of 1999 and therefore did not have any operating revenues or operating expenses during such period. As a result, many of the comparisons provided below under "Operating Revenues" and "Operating Expenses" are between the fourth quarter of 1999 and the first quarter of 2000.

         Operating Revenues

         During the first three months of operations in 2000, the Company produced consolidated net revenues of $166.4 million and operating profit before interest, depreciation, amortization, rental expense and corporate expenses of $59.5 million. Net revenues have increased $50.8 million in the first quarter of 1999 from $115.6 million in the fourth quarter of 1999 due to growth in every revenue department of the Casino Resort.

         The Casino Resort (excluding the Mall) generated operating profit before interest, depreciation, amortization, rental expense and corporate expenses of $55.2 million, compared to $30.7 million during the fourth quarter of 1999. Non-casino revenues were $74.2 million in the first quarter of 2000, an increase of 20% over the $61.8 million achieved in the fourth quarter of 1999. Occupancy of available guestrooms during the first quarter of 2000 was 94% at an average daily room rate of $181. This compares to 83% and $176, respectively, in the fourth quarter of 1999. The increase in room occupancy and average daily room rate is generally associated with the completion of the Casino Resort and the increase in trade show and convention business during the first quarter of the year at the Congress Center and the Sands Expo and Convention Center. During the first quarter of 2000, the Casino Resort's average daily group room rate was $184, compared to $181 during the fourth quarter of 1999. Total room revenue for the first quarter of 2000 was $47.0 million, compared to $40.6 million in the fourth quarter of 1999. Food and beverage revenue for the first quarter of 2000 was $18.8 million, compared to $12.9 million in the fourth quarter of 1999. Casino revenues totaled $96.1 million in the first quarter of 2000, an increase of $39.1 million, or 69%, over the fourth quarter of 1999. This increase was due to an increase in both table games and slot volumes and higher table games and baccarat win percentages. Table games drop for the first quarter of 2000 was $294.6 million versus $178.9 million during the fourth quarter of 1999. Slot handle for the first quarter of 2000 was $476.1 million versus $366.5 million during the fourth quarter of 1999. Table games and slot revenues were $70.6 million and $24.0 million, respectively, during the first quarter of 2000 compared to $36.3 million and $19.9 million, respectively, in the fourth quarter of 1999. The overall table games win percentage in the first quarter of 2000, averaged 24%, versus 20.3% during the fourth quarter of 1999 and a cumulative percentage of 20.3% since the opening of the Casino Resort during May 1999.

===============================================================================
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
===============================================================================

         The Mall generated rental and related revenues of $7.1 million in the first quarter of 2000, compared with rental and related revenues of $6.5 million during the fourth quarter of 1999. The increase in tenant rentals was due to the opening of an additional 20 retail stores during the fourth quarter of 1999 and early 2000. The Mall achieved operating profit before interest, depreciation, amortization, rental expense and corporate expense of $4.3 million in the first quarter of 2000, compared to $3.4 million during the fourth quarter of 1999.

         Operating Expenses

         During its first three months of operations in 2000, the Company's total operating expenses were $119.4 million, representing an increase of $27.2 million when compared with $92.2 million for the fourth quarter of 1999. Of this amount, $51.6 million represented casino operating expenses, $11.3 million represented hotel operating expenses, $9.7 million represented food and beverage expenses and $6.7 million represented retail and other expenses (including $2.5 million of Mall operating expenses). General and administrative expenses for the first quarter of 2000 were $21.3 million and corporate expenses totaled $1.4 million during such period. Rental expense was $2.3 million for the Casino Resort (excluding the Mall) and $0.4 million for the Mall, depreciation expense was $8.7 million for the Casino Resort (excluding the Mall) and $1.1 million for the Mall. Increased casino operating expenses were due to gaming taxes on the increased revenues, an increased provision for doubtful accounts and higher costs of complimentary expenses.

         The Company's provision for bad debts was $6.3 million in the first quarter of 2000. The Company believes it has established the same credit collection standards and reserves as other premium Strip resorts and that actual collection experience will be within established reserves. The Company currently establishes its bad debt reserve based upon a combination of specific account review and percentage of table games credit volume. The Company will evaluate this process as it gains collection history over the next year.

         Interest Income (Expense)

         Reflecting the investments in the Casino Resort's hotel, casino and convention space and the Mall, the Company's debt levels and associated interest costs have risen significantly. With the opening of these new facilities, the Company's capitalization of interest costs has ceased. Net interest expense was $28.9 million in the first quarter of 2000, compared to $2.6 million in the same period in 1999. Of the $28.9 million, $24.7 million was related to the Casino Resort (excluding the Mall) and $4.2 million was related to the Mall.

         Interest income decreased by $0.9 million for the quarter ended March 31, 2000 compared to the same period in 1999, as a result of expending the proceeds from the sale of the Notes to fund construction expenses of the Casino Resort. Construction of the Casino Resort was virtually complete during the fourth quarter of 1999. The Company capitalized no interest during the quarter ended March 31, 2000, versus $16.6 million of interest capitalized during the same period in 1999.

         Other Factors Affecting Earnings

         The Company incurred no pre-opening expenses during the first quarter of 2000, compared to $6.8 million incurred during the same period in 1999.

         During early 2000, the Company modified its business strategy as it relates to premium casino customers and marketing to foreign premium casino customers. The Company has generally raised its betting limits for table games to be competitive with other premium resorts on the Strip. There are additional risks associated with this change in strategy, including risk of bad debts, risks to profitability margins in a highly competitive market and the need for additional working capital to accommodate possible higher levels of trade receivables and foreign currency fluctuations associated with collection of trade receivables in other countries. The Company has opened domestic and foreign marketing offices and bank collection accounts in several foreign countries to accommodate this change in business strategy, thereby increasing marketing costs.

===============================================================================
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
===============================================================================

Liquidity and Capital Resources
-------------------------------

         Venetian Hotel, Casino and Congress Center

         As of March 31, 2000 and December 31, 1999, the Company held cash and cash equivalents of $32.6 million and $26.3 million, respectively. On such dates, the Company also held restricted cash and investments of $2.3 million and $11.0 million, respectively. Net cash provided by operating activities for the first quarter of 2000 and the first quarter of 1999 was $26.5 million and $7.8 million, respectively. The Company's operating cash flow in the first quarter of 2000 was negatively impacted by a substantial increase in trade receivables. Net trade receivables were $43.2 million at December 31, 1999 and $62.6 million at March 31, 2000. The net increase in hotel receivables was $12.7 million during the first quarter of 2000 and the net increase in casino receivables during such period was $7.0 million. The net increase in hotel trade receivables is attributable to a substantial increase in group room, food and beverage services during the first quarter of 2000, compared to the traditionally slower group room, food and beverage business during the prior quarter. The net increase in casino receivables is related to the substantial increase in table games revenue during the first quarter of 2000. The overall rate of increase is consistent with the increase in the Company's revenues. The Company expects a continued increase in trade receivables during 2000 in connection with the extension of casino credit.

         Capital expenditures during the first quarter of 2000 were $10.9 million, compared to $174.9 million for the same period in 1999 (which consisted primarily of construction of the Casino Resort).

         As of March 31, 1999, approximately $0.5 million of construction costs (excluding contested construction costs (the "Contested Construction Costs") that are the subject of the litigations and claims described in Item 1.
Financial Statements - Note 6 Commitments and Contingencies - Litigation) remained to be paid. Such remaining costs (excluding the Contested Construction Costs) will be liquidated from restricted cash balances or settled during the course of 2000. The Company also is reviewing approximately $4.0 million of proposed vendor change orders and claims not related to the Construction Manager's claim. To the extent any of them are approved, the Company will pay these amounts from remaining restricted cash and other project funds as described below. In addition, the Phase II Subsidiary has outstanding project payables in the amount of $3.9 million to be funded from future equity contributions or borrowings by the Phase II Subsidiary.

         If the Company is required to pay any of the Contested Construction Costs, the Company may use cash received from the following sources to fund such costs: (i) the LD Policy, (ii) the Construction Manager, Bovis and P&O pursuant to the Construction Management Contract, the Bovis Guaranty and the P&O Guaranty, respectively, (iii) third parties, pursuant to their liability to the Company under their agreements with the Company, (iv) amounts received from the Phase II Subsidiary for shared facilities designed and constructed to accommodate the operations of the Casino Resort and the Phase II Resort, (v) the Sole Stockholder, pursuant to his liability under the Completion Guaranty, (vi) borrowings under the Revolver, (vii) additional debt or equity financings, and
(viii) operating cash flow. If the Company were required to pay substantial Contested Construction Costs, and if it were unable to raise or obtain the funds from the sources described above, there could be a material adverse effect on the Company's financial position, results of operations or cash flows. The Sole Stockholder has remaining liability of approximately $5.0 million under the Completion Guaranty to fund excess construction costs (which liability is collateralized with cash and cash equivalents).

         For the next twelve months, the Company expects to fund its operations and debt service requirements from existing cash balances, operating cash flow and borrowings under the Revolver of the Bank Credit Facility. The Revolver loan commitment will expire on March 15, 2001. As of March 31, 2000, $29.9 million of the $40.0 million Revolver under the Bank Credit Facility was drawn. The Company has significant debt service payments due during the next twelve months, including quarterly principal payments on its Bank Credit Facility and FF&E Credit Facility aggregating $47.2 million, repayment of amounts outstanding under the revolver ($29.8 million at March 31, 2000) estimated total interest payments of (excluding amortization of debt offering costs) approximately $88.4 million for indebtedness secured by the Casino Resort and $16.0 million for indebtedness secured by the Mall. In addition, the Company estimates capital expenditures for the Casino Resort of $16.0 million during 2000. During the first quarter of 2000, the Company paid principal payments of $5.6 million on the Bank Credit Facility, $2.9 million on the FF&E Credit Facility and $9.3 million on the Revolver. The Company anticipates that its existing cash balances, operating cash flow and available borrowing capacity will continue to provide it with sufficient resources to meet existing debt obligations and foreseeable capital expenditures requirements, however, no assurance can be given that the Company's improved operating results will continue.

===============================================================================
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
===============================================================================

          In addition, the Company is in discussions with the administrative agent under the Bank Credit Facility to amend certain terms of the Bank Credit Facility. The proposed amendments envision (i) adding the Tranche B Term Loan in the amount of $50.0 million, the proceeds of which will be applied to (x) prepay existing terms loans in forward order of maturity in the amount of $30.0 million and (y) reduce the Revolver by $20.0 million (net of fees and expenses) without decreasing available commitments of the Revolver and (ii) adjusting certain financial covenants provided for in the Bank Credit Facility. The Tranche B Term Loan is expected to have a five year maturity. Both the Bank Credit Facility and the FF&E Credit Facility provide for a variety of financial tests, relating to, among other things, the Company's EBITDA, consolidated leverage ratio and fixed charge coverage ratio. These covenants become more stringent over time to match the scheduled repayment of the Company's indebtedness. The purpose of the proposed modifications to the Bank Credit Facility will be to refinance a portion of the existing term loan under the Bank Credit Facility and to provide additional flexibility and the ability to fund capital expenditures and possible working capital requirements associated with the Company's premium casino table games business. Similar financial covenant modifications will need to be made to, and preliminary discussions have been started with the FF&E Lender regarding the FF&E Credit Facility, which has substantially identical financial covenants. No assurance can be given that definitive amendments to the Bank Credit Facility or the FF&E Credit Facility will be entered into by the lenders under either facility.

         Although the Company has remained in compliance with the covenants in the Bank Credit Facility and the FF&E Credit Facility, and expects to be in compliance during the remainder of 2000, it will be challenged to meet its minimum EBITDA, leverage and other financial covenants reflected in such existing agreements while also maintaining the flexibility and level of capital expenditure spending that management believes is necessary for success in the Company's premium casino business. Depending on the financial results of the next several quarters, no assurance can be given that the Company will be in compliance with its financial covenants without the proposed amendments to the Bank Credit Facility and the FF&E Credit Facility described above.

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

         New Mall Subsidiary and Transfer of Mall Assets

         On November 12, 1999, Mall Construction transferred the Mall Assets to the Mall Subsidiary. Upon such transfer, (i) the Mall Assets were released by the trustee under the Mortgage Notes and the agent under the Bank Credit Facility and so were no longer security to the holders of the Mortgage Notes or for the indebtedness under the Bank Credit Facility, (ii) the indebtedness under the Mall Construction Loan Facility was assumed by the Mall Subsidiary, and
(iii) all entities comprising the Company, other than the Mall Subsidiary, were released from all obligations under the Mall Construction Loan Facility.

         On December 20, 1999, the Mall Construction Loan Facility was paid off in full with the proceeds of (a) the Tranche A Take-out Loan made by the Tranche A Take-out Lenders and (b) the Tranche B Take-out Loan made by an entity wholly owned by the Sole Stockholder. Also on December 20, 1999, the Mall Assets were transferred from the Mall Subsidiary to the New Mall Subsidiary, the obligor under the Mall Take-out Financing.

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

===============================================================================
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
===============================================================================

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

===============================================================================
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
===============================================================================

Special Note Regarding Forward-Looking Statements
-------------------------------------------------

         Certain statements in this section and elsewhere in this Quarterly Report on Form 10-Q (as well as information included in oral statements or other written statements made or to be made by the Company) constitute "forward-looking statements." Such forward-looking statements include the discussions of the business strategies of the Company and expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, certain portions of this Form 10-Q, the words:
"anticipates", "believes", "estimates", "seeks", "expects", "plans", "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks associated with entering into a new venture and new construction, competition and other planned construction in Las Vegas, government regulation related to the casino industry (including the legalization of gaming in certain jurisdictions, such as Native American reservations in the State of California), leverage and debt service (including sensitivity to fluctuations in interest rates), uncertainty of casino spending and vacationing in casino resorts in Las Vegas, occupancy rates and average daily room rates in Las Vegas, demand for all-suites rooms, the popularity of Las Vegas as a convention and trade show destination, the completion of infrastructure projects in Las Vegas, including the current expansion of the LVCC and the recent expansion of McCarran International Airport, litigation risks, including the outcome of the pending disputes with the Construction Manager and its subcontractors, and general economic and business conditions which may impact levels of disposable income of consumers and pricing of hotel rooms.

===============================================================================
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
===============================================================================

         Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company's primary exposure to market risk is interest rate risk associated with its long-term debt. The Company attempts to manage its interest rate risk by managing the mix of its long-term fixed-rate borrowings and variable rate borrowings under the Bank Credit Facility, the Mall Take-out Financing and the FF&E Credit Facility, and by use of interest rate cap and floor agreements.

                                     Part II

                                OTHER INFORMATION

Item 1.  Legal Proceedings
-------  -----------------

         The Company is party to litigation matters and claims related to its operations and the construction of the Casino Resort. For more information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and Part I, Item 1. Financial Statements-Notes to Financial Statements-Note 6 Commitments and Contingencies-Litigation.

                                     Part II

                                OTHER INFORMATION

Items 2 through 5 of Part II are not applicable.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)      List of Exhibits


                      Exhibit No.   Description of Document
                      -----------   -----------------------

                         27.1       Financial Data Schedule



(b)      Reports on Form 8-K

         No report on Form 8-K was filed during the quarter ended March 31, 2000.

================================================================================


                                    SIGNATURES
                                    ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              LAS VEGAS SANDS, INC.



  May 15, 2000                            By: /s/ Sheldon G. Adelson
                                              ----------------------
                                              Sheldon G. Adelson
                                              Chairman of the Board, Chief
                                              Executive Officer and Director

  May 15, 2000                            By: /s/ Harry D. Miltenberger
                                              -------------------------
                                              Harry D. Miltenberger
                                              Vice President-Finance
                                              (principal financial and
                                              accounting officer)


================================================================================