Form 10-Q
period 2000-06-30
LAS VEGAS SANDS INC
filed 2000-08-11
CIK 850994

================================================================================
                 UNITED STATES SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

[X] Yes  [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 2000.

            Class                               Outstanding at August 11, 2000

 Common Stock, $.10 par value                            925,000 shares
================================================================================

                              LAS VEGAS SANDS, INC.

                                Table of Contents

                                     Part I

                              FINANCIAL INFORMATION

Item  1.      Consolidated Balance Sheets at June 30, 2000 (unaudited)
              and December 31, 1999 ..........................................1

              Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2000 (unaudited)and Three and Six Months
              Ended June 30, 1999 (unaudited).................................2

              Consolidated  Statements  of Cash Flows for the Six  Months
              Ended June 30, 2000 (unaudited)and June 30, 1999 (unaudited)....3

              Notes to Consolidated Financial Statements .....................4

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations .....................................15

Item 3.       Quantitative and Qualitative Disclosures About Market Risk ....21


                                     Part II

                                OTHER INFORMATION

Item 1.       Legal Proceedings .............................................22

Item 6.       Exhibits and Reports on Form 8-K ..............................23

              Signatures ....................................................39

                                     Part I

                              Financial Information

================================================================================
Item 1. Financial Statements

================================================================================

                             LAS VEGAS SANDS, INC.
                           Consolidated Balance Sheets
                        (In thousands, except share data)


                                                   June 30,       December 31,
                                                     2000             1999
                                                 ------------     ------------
                                                   Unaudited

ASSETS
Current assets:

   Cash and cash equivalents ..........          $   36,817          $   26,252
   Restricted cash and investments ....               2,170              10,980
   Accounts receivable, net ...........              68,604              43,203
   Inventories ........................               3,605               4,516
   Prepaid expenses ...................               2,905               4,072
                                                 ----------          ----------
Total current assets ..................             114,101              89,023

Property and equipment, net ...........           1,070,584           1,079,192
Deferred offering costs, net ..........              25,762              29,865
Other assets, net .....................              29,475              11,522
                                                 ----------          ----------
                                                 $1,239,922          $1,209,602
                                                 ==========          ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable ...................          $   20,625          $   18,128
   Construction payables ..............               4,328              10,178
   Construction payables-contested ....               7,232               7,232
   Accrued interest payable ...........              16,667              12,490
   Other accrued liabilities ..........              55,859              43,392
   Current maturities of long-term debt              49,720              42,859
                                                 ----------          ----------
  Total current liabilities ...........             154,431             134,279

Other long-term liabilities ...........              11,990               2,333
Long-term debt ........................             892,785             907,754
                                                 ----------          ----------
                                                  1,059,206           1,044,366
                                                 ----------          ----------
Redeemable Preferred Interest
 in Venetian Casino Resort, LLC,
 a wholly owned subsidiary ............             158,502             149,530
                                                 ----------          ----------

Commitments and contingencies

Stockholder's equity:

   Common stock, $.10 par value,
    3,000,000 shares authorized,
    925,000 shares issued and
    outstanding .......................                  92                  92
   Capital in excess of par value .....             103,750             112,722
   Accumulated deficit since

    June 30, 1996 .....................             (81,628)            (97,108)
                                                 ----------          ----------
                                                     22,214              15,706
                                                 ----------          ----------
                                                 $1,239,922          $1,209,602
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

================================================================================

                                                        Three Months Ended
                                                              June 30,

                                                         2000          1999
                                                      ---------    ---------
Revenues:
   Casino ...................................         $  86,046    $  24,644
   Rooms ....................................            48,531       13,428
   Food and beverage ........................            16,818        5,869
   Retail and other .........................            15,903        3,467
                                                      ---------    ---------
                                                        167,298       47,408
Less-promotional allowances .................           (11,693)      (4,691)
                                                      ---------    ---------
   Net revenues .............................           155,605       42,717
                                                      ---------    ---------
Operating expenses:
   Casino ...................................            53,507       18,772
   Rooms ....................................            12,046        4,331
   Food and beverage ........................             8,234        4,225
   Retail and other .........................             7,290        1,298
   Provision for doubtful accounts ..........             5,058        1,092
   General and administrative ...............            22,817       12,271
   Rental expense ...........................             3,182
   Depreciation and amortization ............            10,944        4,538
                                                      ---------    ---------
                                                        123,078       46,527
                                                      ---------    ---------
Operating profit (loss) before corporate
 and pre-opening expenses ...................            32,527       (3,810)
   Corporate ................................             1,476
   Pre-opening ..............................                         14,706
                                                      ---------    ---------
Operating income (loss) .....................            31,051      (18,516)

Other income (expense):
  Interest income ...........................               377         530
  Interest expense, net of amounts
  capitalized ...............................           (29,793)    (12,908)
                                                      ---------    ---------
Income (loss) before extraordinary item .....             1,635     (30,894)
  Extraordinary item-loss on early retirement
    of debt .................................            (2,785)
                                                      ---------    ---------
Net income (loss) ...........................         $  (1,150)   $ (30,894)
                                                      =========    =========
Basic and diluted income (loss) per
share before extraordinary item..............         $   (3.15)   $  (36.04)
                                                      =========    =========
Basic and diluted net income (loss) per share         $   (6.17)   $  (36.04)
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
================================================================================

                                                        Six Months Ended
                                                              June 30,

                                                         2000          1999
                                                      ---------    ---------
Revenues:
   Casino ...................................         $ 182,128    $  24,644
   Rooms ....................................            95,511       13,428
   Food and beverage ........................            35,599        5,869
   Retail and other .........................            31,396        3,724
                                                      ---------    ---------
                                                        344,634       47,665
Less-promotional allowances .................           (22,626)      (4,691)
                                                      ---------    ---------
   Net revenues .............................           322,008       42,974
                                                      ---------    ---------
Operating expenses:
   Casino ...................................           105,128       18,772
   Rooms ....................................            23,343        4,331
   Food and beverage ........................            17,902        4,225
   Retail and other .........................            13,966        1,298
   Provision for doubtful accounts ..........            11,340        1,092
   General and administrative ...............            44,181       12,271
   Rental expense ...........................             5,886
   Depreciation and amortization ............            20,789        4,563
                                                      ---------    ---------
                                                        242,535       46,552
                                                      ---------    ---------
Operating profit (loss) before corporate
 and pre-opening expenses ...................            79,473       (3,578)
   Corporate ................................             2,844
   Pre-opening ..............................                         21,484
                                                      ---------    ---------
Operating income (loss) .....................            76,629      (25,062)

Other income (expense):
  Interest income ...........................               840        1,798
  Interest expense, net of amounts
  capitalized ...............................           (59,204)     (16,746)
                                                      ---------    ---------
Income (loss) before extraordinary item .....            18,265      (40,010)
  Extraordinary item-loss on early retirement
    of debt .................................            (2,785)
                                                      ---------    ---------
Net income (loss) ...........................         $  15,480    $ (40,010)
                                                      =========    =========
Basic and diluted income (loss) per
share before extraordinary item..............         $   10.05    $  (49.81)
                                                      =========    =========
Basic and diluted net income (loss) per share         $    7.04    $  (49.81)
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
================================================================================

                                                            Six Months Ended
                                                               June 30,
                                                           2000         1999
                                                        ---------    ---------

Cash flows from operating activities:

Net income (loss) ...................................   $  15,480    $ (40,010)
Adjustments to reconcile net income (loss) to net cash provided by (used in)operating activities:

   Depreciation and amortization ....................      20,789        4,563
   Amortization of debt offering costs and
    original issue discount .........................       4,115        2,559
   Loss on early retirement of debt .................       2,785
   Provision for doubtful accounts ..................      11,340        1,092
   Changes in operating assets and liabilities:
    Accounts receivable .............................     (36,741)     (14,742)
    Inventories .....................................         911       (3,032)
    Prepaid expenses ................................       1,167       (3,588)
    Other assets ....................................     (17,952)     (25,329)
    Accounts payable ................................       2,497       23,210
    Accrued interest payable ........................       4,177        1,513
    Other accrued liabilities .......................      22,124       22,299
                                                        ---------    ---------
Net cash provided by (used in) operating activities .      30,692      (31,465)
                                                        ---------    ---------
Cash flows from investing activities:

Proceeds from sale of investments ...................       8,810      107,435
Capital expenditures ................................      (6,607)
Construction of Casino Resort .......................     (11,424)    (270,617)
                                                        ---------    ---------
Net cash used in investing activities ...............      (9,221)    (163,182)
                                                        ---------    ---------
Cash flows from financing activities:

Proceeds from preferred interest in Venetian ........                   37,262
Proceeds from mall construction loan facility .......                   37,287
Repayments on bank credit facility-tranche
 A term loan ........................................     (35,625)
Proceeds from bank credit facility-tranche
 A term loan ........................................                   34,000
Proceeds from bank credit facility-tranche
 B term loan ........................................      50,000
Repayments on bank credit facility-revolver .........     (28,059)
Proceeds from bank credit facility-revolver .........      11,000       20,558
Repayments on FF&E credit facility ..................      (5,862)
Proceeds from FF&E credit facility ..................                   83,842
Payments of deferred offering costs .................      (2,360)        (634)
                                                        ---------    ---------
Net cash provided by (used in) financing activities .     (10,906)     212,315
                                                        ---------    ---------
Increase in cash and cash equivalents ...............      10,565       17,668
Cash and cash equivalents at beginning of period.....      26,252        2,285
                                                        ---------    ---------
Cash and cash equivalents at end of period...........   $  36,817    $  19,953
                                                        =========    =========
Supplemental disclosure of cash flow information:

  Cash payments for interest ........................   $  50,698    $  42,803
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

         The New Mall Subsidiary, an indirect wholly-owned subsidiary of LVSI, was formed on December 9, 1999 and owns and operates the Mall.

Note 2   Per Share Data
------   --------------

         Basic and diluted income (loss) per share are calculated based upon the weighted average number of shares outstanding. The weighed average number of shares outstanding used in the computation of income (loss) per share of common stock was 925,000 for all periods presented. The net income (loss) available to common stockholders used in computing the basic and diluted loss per share includes accrued preferred dividends of approximately $4.6 million and $9.0 million, respectively, for the three and six month periods ended June 30, 2000 and $2.5 million and $6.1 million, respectively, for the three and six month periods ended June 30, 1999. The accrued dividends have been reflected as a charge against capital in excess of par value in the accompanying financial statements.

Note 3   Property and Equipment
------   ----------------------

         Property and equipment consists of the following (in thousands):


                                                       June 30,    December 31,
                                                          2000         1999
                                                      -----------  -----------
Land and land improvements .............              $   105,528  $   105,425
Building and improvements ..............                  819,126      816,826
Equipment, furniture, fixtures and
 leasehold improvements ................                  141,124      139,147
Construction in progress ...............                   50,329       42,649
                                                      -----------  -----------
                                                        1,116,107    1,104,047
Less:  accumulated depreciation and
       amortization ....................                  (45,523)     (24,855)
                                                      -----------  -----------
                                                      $ 1,070,584  $ 1,079,192
                                                      ===========  ===========

         During the three and six month periods ended June 30, 1999, the Company capitalized interest expense of $14.6 and $31.2 million, respectively.

         As of June 30, 2000, construction in progress represented project design and shared facilities costs for the planned second phase of the Casino Resort, to be owned by a subsidiary of the Company (the "Phase II Resort"), and ongoing capital improvement projects at the Casino Resort.


Note 4   Long-Term Debt
------   --------------

Long-term debt consists of the following (in thousands):


                                                       June 30,   December 31,
                                                         2000         1999
                                                      ---------    ---------
Indebtedness of the Company and its Subsidiaries
other than the New Mall Subsidiary:
-------------------------------------------------

12 1/4% Mortgage Notes, due November 15, 2004 ...     $ 425,000    $ 425,000
14 1/4% Senior Subordinated Notes, due November
 15, 2005 (Net of unamortized discount of $4,701
 in 2000 and $5,138 in 1999) ....................        92,800       92,362
Bank Credit Facility-Revolver ...................        22,101       39,160
Bank Credit Facility-Tranche A Term Loan.........       103,125      138,750
Bank Credit Facility-Tranche B Term Loan.........        50,000
FF&E Credit Facility ............................        85,976       91,838
Completion Guaranty Loan ........................        23,503       23,503

Indebtedness of the New Mall Subsidiary:
----------------------------------------

Mall Tranche A Take-out Loan ....................       105,000      105,000
Mall Tranche B Take-out Loan ....................        35,000       35,000

Less: current maturities ........................       (49,720)     (42,859)
                                                      ---------    ---------
Total long-term debt ............................     $ 892,785    $ 907,754
                                                      =========    =========

------   -------------------------

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

         In November 1997, LVSI, Venetian and a syndicate of lenders entered into a Bank Credit Facility (the "Bank Credit Facility"). The Bank Credit Facility provided up to $150.0 million in multiple draw term loans (the "Tranche A Term Loan") to the Company for construction and development of the Casino Resort. Up to $40.0 million of additional credit in the form of revolving loans under the Bank Credit Facility (the "Revolver") is available generally for working capital. In June 2000, the Company amended certain terms of the Bank Credit Facility in order to (i) add a new senior secured tranche B term loan (the "Tranche B Term Loan") in the amount of $50.0 million, the proceeds of which were applied to (x) prepay the Tranche A Term Loan in forward order of maturity in the amount of $30.0 million and (y) reduce outstanding loans under the Revolver by $20.0 million (net of fees and expenses) without decreasing available commitments of the Revolver and (ii) adjust certain financial covenants provided for in the Bank Credit Facility. The Company recorded a $2.8 million extraordinary loss on early retirement of debt in connection with this transaction. The purpose of the June 2000 modifications to the Bank Credit Facility was to refinance a portion of the Tranche A Term Loan and to provide additional flexibility and the ability to fund capital expenditures and possible working capital requirements associated with the Company's premium gaming business. The Tranche B Term Loan has a four year maturity, and an interest rate of LIBOR plus 350 basis points.

         In December 1997, the Company also entered into an agreement (the "FF&E Credit Facility") with certain lenders to provide for $97.7 million of financing for certain furniture, fixtures and equipment to be secured under the FF&E Credit Facility and an electrical substation. Financial covenant modifications similar to those made to the Bank Credit Facility were made in June 2000 to the FF&E Credit Facility, which has substantially identical financial covenants.

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

Note 5   Redeemable Preferred Interest in Venetian Casino Resort, LLC
------   ------------------------------------------------------------

         During 1997, Interface Holding contributed $77.1 million in cash to Venetian in exchange for a Series A preferred interest (the "Series A Preferred Interest") in Venetian. By its terms, the Series A Preferred Interest was convertible at any time into a Series B preferred interest in Venetian (the "Series B Preferred Interest"). In August 1998, the Series A Preferred Interest was converted into the Series B Preferred Interest. The rights of the Series B Preferred Interest include the accrual of a preferred return of 12% from the date of contribution in respect of the Series A Preferred Interest. Until the indebtedness under the Bank Credit Facility is repaid and cash payments are permitted under the restricted payment covenants of the indentures entered into in connection with the Notes (the "Indentures"), the preferred return on the Series B Preferred Interest will accrue and will not be paid in cash. Commencing in November 2009, distributions must be made to the extent of the positive capital account of the holder. During the second and third quarters of 1999, Interface Holding contributed $37.3 million and $7.1 million, respectively, in cash in exchange for an additional Series B Preferred Interest. During the three and six month periods ended June 30, 2000 and June 30, 1999, $4.6 million and $9.0 million, and $2.5 million and $6.1 million, respectively, were accrued on the Series B Preferred Interest related to the contributions made. Since 1997, no distributions of preferred interest or preferred return have been paid on the Series B Preferred Interest.

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

         The construction of the principal components of the Casino Resort was undertaken by Lehrer McGovern Bovis, Inc. (the "Construction Manager") pursuant to a construction management agreement and certain amendments thereto (as so amended, the "Construction Management Contract"). The Construction Management Contract established a final guaranteed maximum price (the "Final GMP") of $645.0 million, so that, subject to certain exceptions (including an exception for cost overruns due to "scope changes"), the Construction Manager was responsible for any costs of the work covered by the Construction Management Contract in excess of the Final GMP. The obligations of the Construction Manager under the Construction Management Contract are guaranteed by Bovis, Inc. ("Bovis" and such guaranty, the "Bovis Guaranty"), the Construction Manager's direct parent at the time the Construction Management Contract was entered into. Bovis' obligations under the Bovis Guaranty are guaranteed by The Peninsula and Oriental Steam Navigation Company ("P&O"), a British public company and the Construction Manager's ultimate parent at the time the Construction Management Contract was entered into (such guaranty, the "P&O Guaranty").

         On July 30, 1999, Venetian filed a complaint against the Construction Manager and Bovis in United States District Court for the District of Nevada. The action alleges breach of contract by the Construction Manager of its obligations under the Construction Management Contract and a breach of contract by Bovis of its obligations under the Bovis Guaranty, including failure to fully pay trade contractors and vendors and failure to meet the April 21, 1999 guaranteed completion date. The Company amended this complaint on November 23, 1999 to add P&O as an additional defendant. The suit is intended to ask the courts, among other remedies, to require the Construction Manager and its guarantors to pay its contractors, to compensate Venetian for the Construction Manager's failure to perform its duties under the Construction Management Contract and to pay the Company the agreed upon liquidated damages penalty for failure to meet the guaranteed substantial completion date. Venetian seeks total damages in excess of $50.0 million. The Construction Manager subsequently filed motions to dismiss the Company's complaint on various grounds, which the Company opposed. The Construction Manager's principal motions to date have either been denied by the court or voluntarily withdrawn.

------   ----------------------------------------

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

         In June 2000, the Company purchased an insurance policy (the "Insurance Policy") for loss coverage in connection with all litigation relating to the construction of the Casino Resort (the "Construction Litigation"). Under the Insurance Policy, the Company will self-insure the first $45.0 million and the insurer will insure up to the next $80.0 million of any possible covered losses. The Insurance Policy provides coverage for any amounts determined in the Construction Litigation to be owed to the Construction Manger or its subcontractors relating to claimed delays, inefficiencies, disruptions, lack of productivity/unauthorized overtime or schedule impact, allegedly caused by the Company during construction of the Casino Resort, as well as any defense costs. The insurance is in addition to, and does not affect, any scope change guarantees provided by the Sole Stockholder pursuant to the Completion Guaranty.

------   -----------------------------------------

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

         All of the pending litigation described above is in preliminary stages and it is not yet possible to determine its ultimate outcome. If any litigation or other proceedings concerning the claims of the Construction Manager or its subcontractors were decided adversely to the Company, such litigation or other lien proceedings could have a material effect on the financial position, results of operations or cash flows of the Company to the extent such litigation is not covered by the Insurance Policy.

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

         Because the New Mall Subsidiary is not a guarantor of any indebtedness of the Company or any of its other subsidiaries (collectively, the "Venetian Entities") (other than the Mall Take-out Financing), creditors of the Venetian Entities (including the holders of the Notes) do not have a direct claim against the Mall Assets. As a result, indebtedness of the Venetian Entities (including the Notes) is now, with respect to the Mall Assets, effectively subordinated to indebtedness of the New Mall Subsidiary. The New Mall Subsidiary is not restricted by any of the debt instruments of LVSI, Venetian or the Subsidiary Guarantors (including the Indentures) from incurring any indebtedness. The terms of the Tranche A Take-out Loan prohibit the New Mall Subsidiary from paying dividends or making distributions to any of the Venetian Entities unless payments under the Tranche A Take-out Loan are current, and, with certain limited exceptions, prohibit the New Mall Subsidiary from making any loans to such entities. Any additional indebtedness incurred by the New Mall Subsidiary may include additional restrictions on the ability of the New Mall Subsidiary to pay any such dividends and make any such distributions or loans.

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

         Separate financial statements and other disclosures concerning each of Venetian and the Subsidiary Guarantors are not presented below because management believes that they are not material to investors. Summarized financial information of LVSI, Venetian, the Subsidiary Guarantors and the non-guarantor subsidiaries on a combined basis as of June 30, 2000 and December 31, 1999 and for the three and six month periods ended June 30, 2000 and June 30, 1999 is as follows (in thousands):

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                            CONDENSED BALANCE SHEETS
                                  June 30, 2000
                                   (unaudited)

                                                                    Venetian
                                                   Las Vegas        Casino
                                                   Sands, Inc.      Resort LLC
                                                   -----------      -----------


Cash and cash equivalents ...................        $  26,665       $    6,934
Restricted cash and investments .............                             1,127
Intercompany receivable .....................           20,909            1,541
Accounts receivable, net ....................           38,205           28,596
Inventories .................................                             3,605
Prepaid expenses ............................              985            1,767
                                                     ---------        ---------
     Total current assets ...................           86,764           43,570
                                                     ---------        ---------
Property and equipment, net .................                           847,542
Investment in Subsidiaries ..................          126,016           67,091
Deferred offerings costs, net ...............                            20,790
Other assets, net ...........................            5,318           20,949
                                                     ---------        ---------
                                                     $ 218,098       $  999,942
                                                     =========        =========

Accounts payable ............................        $     442       $   20,034
Construction payable ........................                             1,412
Construction payable-contested ..............                             7,232
Intercompany payables .......................
Accrued interest payable ....................                            13,139
Other accrued liabilities ...................           23,187           31,911
Current maturities of long-term debt ........                            49,720
                                                     ---------        ---------
    Total current liabilities ...............           23,629          123,448

Other long-term liabilities .................                            11,990
Long-term debt ..............................                           752,785
                                                     ---------        ---------
                                                        23,629          888,223
Redeemable Preferred interest in Venetian ...                           158,502
                                                     ---------        ---------
Stockholder's equity ........................          194,469          (46,783)
                                                     ---------        ---------
                                                     $ 218,098       $  999,942
                                                     =========        =========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================


                      CONDENSED BALANCE SHEETS (Continued)
                                  June 30, 2000
                                   (unaudited)

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
                                                     =========        =========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                      CONDENSED BALANCE SHEETS (Continued)
                                  June 30, 2000
                                   (unaudited)

                                                     NON-GUARANTOR SUBSIDIARIES
                                                    ----------------------------
                                                    (1)             (2)
                                                    Grand Canal     Other
                                                    Shops Mall      Non-
                                                    Subsidiary      Guarantor
                                                    LLC             Subsidiaries
                                                    -----------     -----------


Cash and cash equivalents ...................        $   3,173        $      37
Restricted cash and investments .............            1,043
Intercompany receivable .....................
Accounts receivable, net ....................            1,773               30
Inventories .................................
Prepaid expenses ............................              153
                                                     ---------        ---------
     Total current assets ...................            6,142               67

Property and equipment, net .................          142,031           81,011
Investment in Subsidiaries ..................
Deferred offerings costs, net ...............            4,972
Other assets, net ...........................            3,208
                                                     ---------        ---------
                                                     $ 156,353        $  81,078
                                                     =========        =========
Accounts payable ............................        $     149        $
Construction payable ........................                             2,916
Construction payable-contested ..............
Intercompany payables .......................           22,429               21
Accrued interest payable ....................            3,528
Other accrued liabilities ...................              694               67
Current maturities of long term debt ........
                                                     ---------        ---------
   Total current liabilities ................           26,800            3,004

Other long-term liabilities .................
Long-term debt ..............................          140,000
                                                     ---------        ---------
                                                       166,800            3,004
Redeemable Preferred interest in Venetian ...
                                                     ---------        ---------
Stockholder's equity ........................          (10,447)          78,074
                                                     ---------        ---------
                                                     $ 156,353        $  81,078
                                                     =========        =========
[FN]

----------
(1) The assets and liabilities of Mall Construction, a guarantor, were transferred to the Mall Subsidiary, a non-guarantor subsidiary, upon substantial completion of the Casino Resort on November 12, 1999, and subsequently transferred to the New Mall Subsidiary on December 20, 1999. As a result, Mall Construction had no assets or liabilities as of June 30, 2000.

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


================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================


                      CONDENSED BALANCE SHEETS (Continued)
                                  June 30, 2000
                                   (unaudited)

                                                     Consolidating/
                                                     Eliminating
                                                     Entries         Total
                                                     -----------     -----------

Cash and cash equivalents ...................       $       --       $   36,817
Restricted cash and investments .............                             2,170
Intercompany receivable .....................          (22,450)
Accounts receivable, net ....................                            68,604
Inventories .................................                             3,605
Prepaid expenses ............................                             2,905
                                                     ---------        ---------
     Total current assets ...................          (22,450)         114,101
                                                     ---------        ---------
Property and equipment, net .................                         1,070,584
Investment in Subsidiaries ..................         (193,107)
Deferred offerings costs, net ...............                            25,762
Other assets, net ...........................                            29,475
                                                     ---------        ---------
                                                    $ (215,557)      $1,239,922
                                                     =========       ==========
Accounts payable ............................       $                $   20,625
Construction payable ........................                             4,328
Construction payable-contested ..............                             7,232
Intercompany payables .......................          (22,450)
Accrued interest payable ....................                            16,667
Other accrued liabilities ...................                            55,859
Current maturities of long term debt ........                            49,720
                                                     ---------        ---------
   Total current liabilities ................          (22,450)         154,431

Other long-term liabilities .................                            11,990
Long-term debt ..............................                           892,785
                                                     ---------        ---------
                                                       (22,450)       1,059,206
Redeemable Preferred interest in Venetian ...                           158,502
                                                     ---------        ---------
Stockholder's equity ........................         (193,107)          22,214
                                                     ---------        ---------
                                                    $ (215,557)      $1,239,922
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
                                                  ===========       ===========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================


                      CONDENSED BALANCE SHEETS (Continued)
                                December 31, 1999


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
                                                  ===========       ===========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================


                      CONDENSED BALANCE SHEETS (Continued)
                                December 31, 1999

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
                                                  ===========       ===========
[FN]

----------
(1) The assets and liabilities of Mall Construction, a guarantor, were transferred to the Mall Subsidiary, a non-guarantor subsidiary, upon substantial completion of the Casino Resort on November 12, 1999, and subsequently transferred to the New Mall Subsidiary on December 20, 1999. As a result, Mall Construction had no assets or liabilities as of December 31, 1999.

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


================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================


                      CONDENSED BALANCE SHEETS (Continued)
                                December 31, 1999

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
                                                  ===========        ===========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================


                       CONDENSED STATEMENTS OF OPERATIONS
                    For the three months ended June 30, 2000
                                   (unaudited)

                                                                   Venetian
                                                    Las Vegas      Casino Resort
                                                    Sands, Inc.    LLC
                                                    -----------    -----------

Revenues:
Casino .....................................        $  86,046         $      --
Room .......................................                             48,531
Food and beverage ..........................                             16,818
Retail and other ...........................              278            19,741
                                                    ---------         ---------
Total revenue ..............................           86,324            85,090
Less promotional allowance .................                            (11,693)
                                                    ---------         ---------
Net revenue ................................           86,324            73,397
                                                    ---------         ---------
Operating expenses:
Casino .....................................           64,666
Room .......................................                             12,046
Food and beverage ..........................                              8,234
Retail and other ...........................                              4,594
Provision for doubtful accounts ............            4,658               200
General and administrative .................              947            21,870
Rental expense .............................            1,015             1,472
Depreciation and amortization ..............                              9,799
                                                    ---------         ---------
                                                       71,286            58,215
                                                    ---------         ---------
Operating income (loss) before
 corporate expenses ........................           15,038            15,182
Corporate ..................................              695               781
                                                    ---------         ---------
Operating income (loss) ....................           14,343            14,401
                                                    ---------         ---------
Other income (expense):
  Interest income ..........................              195               169
  Interest expense .........................                            (25,448)
                                                    ---------         ---------
Income (loss) before extraordinary item ....           14,538           (10,878)
  Loss on early retirement of debt .........                             (2,785)
                                                    ---------         ---------
Net income (loss) ..........................        $  14,538         $ (13,663)
                                                    =========         =========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================


                 CONDENSED STATEMENTS OF OPERATIONS (Continued)
                    For the three months ended June 30, 2000
                                   (unaudited)


                                                       GUARANTOR SUBSIDIARIES
                                                    ----------------------------
                                                    LIDO            Mall
                                                    Intermediate    Intermediate
                                                    Holding         Holding
                                                    Company LLC     Company LLC
                                                    -----------     -----------

Revenues:
Casino .....................................        $      --         $      --
Room .......................................
Food and beverage ..........................
Retail and other ...........................
                                                    ---------         ---------
Total revenue ..............................
Less promotional allowance .................
                                                    ---------         ---------
Net revenue ................................
                                                    ---------         ---------
Operating expenses:
Casino .....................................
Room .......................................
Food and beverage ..........................
Retail and other ...........................
Provision for doubtful accounts ............
General and administrative .................
Rental expense .............................
Depreciation and amortization ..............
                                                    ---------         ---------


                                                    ---------         ---------
Operating income (loss) before
 corporate expenses ........................
Corporate ..................................
                                                    ---------         ---------
Operating income (loss) ....................
                                                    ---------         ---------
Other income (expense):
  Interest income ..........................
  Interest expense .........................
                                                    ---------         ---------
Income (loss) before extraordinary item ....
  Loss on early retirement of debt .........
                                                    ---------         ---------
Net income (loss) ..........................        $      --         $      --
                                                    =========         =========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================


                 CONDENSED STATEMENTS OF OPERATIONS (Continued)
                    For the three months ended June 30, 2000
                                   (unaudited)


                                                     NON-GUARANTOR SUBSIDIARIES
                                                    ----------------------------
                                                    (1)

                                                    Grand Canal
                                                    Shops Mall      Other Non-
                                                    Subsidiary      Guarantor
                                                    LLC             Subsidiaries
                                                    -----------     -----------

Revenues:
Casino .....................................        $      --         $      --
Room .......................................
Food and beverage ..........................
Retail and other ...........................            7,043
                                                    ---------         ---------
Total revenue ..............................            7,043
Less promotional allowance .................
                                                    ---------         ---------
Net revenue ................................            7,043
                                                    ---------         ---------
Operating expenses:
Casino .....................................
Room .......................................
Food and beverage ..........................
Retail and other ...........................            2,696
Provision for doubtful accounts ............              200
General and administrative .................
Rental expense .............................              695
Depreciation and amortization ..............            1,145
                                                    ---------         ---------
                                                        4,736

                                                    ---------         ---------
Operating income (loss) before
 corporate expenses ........................            2,307
Corporate ..................................
                                                    ---------         ---------
Operating income (loss) ....................            2,307
                                                    ---------         ---------
Other income (expense):
  Interest income ..........................               13
  Interest expense .........................           (4,345)
                                                    ---------         ---------
Income (loss) before extraordinary item ....           (2,025)
  Loss on early retirement of debt .........
                                                    ---------         ---------
Net income (loss) ..........................        $  (2,025)        $      --
                                                    =========         =========



[FN]

----------
(1) The assets and liabilities of Mall Construction, a guarantor, were transferred to the Mall Subsidiary, a non-guarantor subsidiary, upon substantial completion of the Casino Resort on November 12, 1999, and subsequently transferred to the New Mall Subsidiary on December 20, 1999. As a result, Mall Construction had no revenues or expenses as of June 30, 2000.


================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================


                 CONDENSED STATEMENTS OF OPERATIONS (Continued)
                    For the three months ended June 30, 2000
                                   (unaudited)


                                                    Consolidating/
                                                    Eliminating
                                                    Entries         Total
                                                    -----------     -----------

Revenues:
Casino .....................................        $      --         $  86,046
Room .......................................                             48,531
Food and beverage ..........................                             16,818
Retail and other ...........................          (11,159)           15,903
                                                    ---------         ---------
Total revenue ..............................          (11,159)          167,298
Less promotional allowance .................                            (11,693)
                                                    ---------         ---------
Net revenue ................................          (11,159)          155,605
                                                    ---------         ---------
Operating expenses:
Casino .....................................          (11,159)           53,507
Room .......................................                             12,046
Food and beverage ..........................                              8,234
Retail and other ...........................                              7,290
Provision for doubtful accounts ............                              5,058
General and administrative .................                             22,817
Rental expense .............................                              3,182
Depreciation and amortization ..............                             10,944
                                                    ---------         ---------
                                                      (11,159)          123,078
                                                    ---------         ---------
Operating income (loss) before
 corporate expenses ........................                             32,527
Corporate ..................................                              1,476
                                                    ---------         ---------
Operating income (loss) ....................                             31,051
                                                    ---------         ---------
Other income (expense):
  Interest income ..........................                                377
  Interest expense .........................                            (29,793)
                                                    ---------         ---------
Income (loss) before extraordinary item ....                              1,635
  Loss on early retirement of debt .........                             (2,785)
                                                    ---------         ---------
Net income (loss) ..........................        $      --         $  (1,150)
                                                    =========         =========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================


                       CONDENSED STATEMENTS OF OPERATIONS
                    For the three months ended June 30, 1999
                                   (unaudited)


                                                                   Venetian
                                                    Las Vegas      Casino Resort
                                                    Sands, Inc.    LLC
                                                    -----------    -----------

Revenues:
Casino .....................................        $  24,644         $      --
Room .......................................                             13,428
Food and beverage ..........................                              5,869
Retail and other ...........................              604             9,863
                                                    ---------         ---------
Total revenue ..............................           25,248            29,160
Less promotional allowance .................                             (4,691)
                                                    ---------         ---------
Net revenue ................................           25,248            24,469
                                                    ---------         ---------
Operating expenses:
Casino .....................................           25,921
Room .......................................                              4,331
Food and beverage ..........................                              4,225
Retail and other ...........................                              1,298
Provision for doubtful accounts ............              862               230
General and administrative .................              725            11,332
Depreciation and amortization ..............               26             4,368
                                                    ---------         ---------
                                                       27,534            25,784
                                                    ---------         ---------
Operating income (loss) before pre-opening
 expenses ..................................           (2,286)           (1,315)
Pre-opening expense ........................              145            14,561
                                                    ---------         ---------
Operating (loss) ...........................           (2,431)          (15,876)
                                                    ---------         ---------
Other income (expense):
  Interest income ..........................               59               471
  Interest expense .........................                            (12,399)
                                                    ---------         ---------
Net (loss) .................................        $  (2,372)        $ (27,804)
                                                    =========         =========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================


                 CONDENSED STATEMENTS OF OPERATIONS (Continued)
                    For the three months ended June 30, 1999
                                   (unaudited)



                                                  GUARANTOR SUBSIDIARIES
                                       -----------------------------------------
                                       LIDO          Mall           Grand Canal
                                       Intermediate  Intermediate   Shops Mall
                                       Holding       Holding        Construction
                                       Company LLC   Company LLC    LLC
                                       -----------   -----------    -----------


Revenues:
Casino ...........................     $      --       $      --    $      --
Room .............................
Food and beverage ................
Retail and other .................                                        149
                                       ---------       ---------    ---------
Total revenue ....................                                        149
Less promotional allowance .......
                                       ---------       ---------    ---------
Net revenue ......................                                        149
                                       ---------       ---------    ---------
Operating expenses:
Casino ...........................
Room .............................
Food and beverage ................
Retail and other .................
Provision for doubtful accounts ..
General and administrative .......                                        214
Depreciation and amortization ....                                        144
                                       ---------       ---------    ---------
                                                                          358
                                       ---------       ---------    ---------
Operating income (loss) before
 pre-opening expenses ............                                       (209)
Pre-opening expense ..............
                                       ---------       ---------    ---------
Operating (loss) .................                                       (209)
                                       ---------       ---------    ---------
Other income (expense):
  Interest income ................
  Interest expense ...............                                       (509)
                                       ---------       ---------    ---------
Net (loss) .......................     $      --       $      --    $    (718)
                                       =========       =========    =========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================


                 CONDENSED STATEMENTS OF OPERATIONS (Continued)
                    For the three months ended June 30, 1999
                                   (unaudited)


                                       Non-           Consolidating/
                                       Guarantor      Eliminating
                                       Subsidiaries   Entries         Total
                                       -----------    -----------    -----------


Revenues:
Casino ...........................     $      --        $      --    $  24,644
Room .............................                                      13,428
Food and beverage ................                                       5,869
Retail and other .................                        (7,149)        3,467
                                       ---------        ---------    ---------
Total revenue ....................                        (7,149)       47,408
Less promotional allowance .......                                      (4,691)
                                       ---------        ---------    ---------
Net revenue ......................                        (7,149)       42,717
                                       ---------        ---------    ---------
Operating expenses:
Casino ...........................                        (7,149)       18,772
Room .............................                                       4,331
Food and beverage ................                                       4,225
Retail and other .................                                       1,298
Provision for doubtful accounts ..                                       1,092
General and administrative .......                                      12,271
Depreciation and amortization ....                                       4,538
                                       ---------        ---------    ---------
                                                          (7,149)       46,527
                                       ---------        ---------    ---------
Operating income (loss) before
 pre-opening expenses ............                                      (3,810)
Pre-opening expense ..............                                      14,706
                                       ---------        ---------    ---------
Operating (loss) .................                                     (18,516)
                                       ---------        ---------    ---------
Other income (expense):
  Interest income ................                                         530
  Interest expense ...............                                     (12,908)
                                       ---------        ---------    ---------
Net (loss) .......................     $      --        $      --    $ (30,894)
                                       =========        =========    =========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                       CONDENSED STATEMENTS OF OPERATIONS
                     For the six months ended June 30, 2000
                                   (unaudited)


                                                                   Venetian
                                                    Las Vegas      Casino Resort
                                                    Sands, Inc.    LLC
                                                    -----------    -----------

Revenues:
Casino .....................................        $ 182,128         $      --
Room .......................................                             95,511
Food and beverage ..........................                             35,599
Retail and other ...........................              610            38,997
                                                    ---------         ---------
Total revenue ..............................          182,738           170,107
Less promotional allowance .................                            (22,626)
                                                    ---------         ---------
Net revenue ................................          182,738           147,481
                                                    ---------         ---------
Operating expenses:
Casino .....................................          127,446
Room .......................................                             23,343
Food and beverage ..........................                             17,902
Retail and other ...........................                              8,741
Provision for doubtful accounts ............           10,340               600
General and administrative .................            1,762            42,418
Rental expense .............................            1,814             2,966
Depreciation and amortization ..............                             18,512
                                                    ---------         ---------
                                                      141,362           114,482
                                                    ---------         ---------
Operating income (loss) before
 corporate expenses ........................           41,376            32,999
Corporate ..................................            1,143             1,701
                                                    ---------         ---------
Operating income (loss) ....................           40,233            31,298
                                                    ---------         ---------
Other income (expense):
  Interest income ..........................              279               525
  Interest expense .........................                            (50,619)
                                                    ---------         ---------
Income (loss) before extraordinary item ....           40,512           (18,796)
  Loss on early retirement of debt .........                             (2,785)
                                                    ---------         ---------
Net income (loss) ..........................        $  40,512         $ (21,581)
                                                    =========         =========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================


                 CONDENSED STATEMENTS OF OPERATIONS (Continued)
                     For the six months ended June 30, 2000
                                   (unaudited)

                                                       GUARANTOR SUBSIDIARIES
                                                    ----------------------------
                                                    LIDO            Mall
                                                    Intermediate    Intermediate
                                                    Holding         Holding
                                                    Company LLC     Company LLC
                                                    -----------     -----------

Revenues:
Casino .....................................        $      --         $      --
Room .......................................
Food and beverage ..........................
Retail and other ...........................
                                                    ---------         ---------
Total revenue ..............................
Less promotional allowance .................
                                                    ---------         ---------
Net revenue ................................
                                                    ---------         ---------
Operating expenses:
Casino .....................................
Room .......................................
Food and beverage ..........................
Retail and other ...........................
Provision for doubtful accounts ............
General and administrative .................                                  1
Rental expense .............................
Depreciation and amortization ..............
                                                    ---------         ---------
                                                                              1

                                                    ---------         ---------
Operating income (loss) before
 corporate expenses ........................                                 (1)
Corporate ..................................
                                                    ---------         ---------
Operating income (loss) ....................                                 (1)
                                                    ---------         ---------
Other income (expense):
  Interest income ..........................
  Interest expense .........................
                                                    ---------         ---------
Income (loss) before extraordinary item ....                                 (1)
  Loss on early retirement of debt .........
                                                    ---------         ---------
Net income (loss) ..........................        $      --         $      (1)
                                                    =========         =========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================


                 CONDENSED STATEMENTS OF OPERATIONS (Continued)
                     For the six months ended June 30, 2000
                                   (unaudited)

                                                     NON-GUARANTOR SUBSIDIARIES
                                                    ----------------------------
                                                    (1)

                                                    Grand Canal
                                                    Shops Mall      Other Non-
                                                    Subsidiary      Guarantor
                                                    LLC             Subsidiaries
                                                    -----------     -----------

Revenues:
Casino .....................................        $      --         $      --
Room .......................................
Food and beverage ..........................
Retail and other ...........................           14,107
                                                    ---------         ---------
Total revenue ..............................           14,107
Less promotional allowance .................
                                                    ---------         ---------
Net revenue ................................           14,107
                                                    ---------         ---------
Operating expenses:
Casino .....................................
Room .......................................
Food and beverage ..........................
Retail and other ...........................            5,225
Provision for doubtful accounts ............              400
General and administrative .................
Rental expense .............................            1,106
Depreciation and amortization ..............            2,277
                                                    ---------         ---------
                                                        9,008

                                                    ---------         ---------
Operating income (loss) before
 corporate expenses ........................            5,099
Corporate ..................................
                                                    ---------         ---------
Operating income (loss) ....................            5,099
                                                    ---------         ---------
Other income (expense):
  Interest income ..........................               36
  Interest expense .........................           (8,585)
                                                    ---------         ---------
Income (loss) before extraordinary item ....           (3,450)
  Loss on early retirement of debt .........
                                                    ---------         ---------
Net income (loss) ..........................        $  (3,450)        $      --
                                                    =========         =========



[FN]

----------
(1) The assets and liabilities of Mall Construction, a guarantor, were transferred to the Mall Subsidiary, a non-guarantor subsidiary, upon substantial completion of the Casino Resort on November 12, 1999, and subsequently transferred to the New Mall Subsidiary on December 20, 1999. As a result, Mall Construction had no revenues or expenses as of June 30, 2000.


================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================


                 CONDENSED STATEMENTS OF OPERATIONS (Continued)
                     For the six months ended June 30, 2000
                                   (unaudited)

                                                    Consolidating/
                                                    Eliminating
                                                    Entries         Total
                                                    -----------     -----------

Revenues:
Casino .....................................        $      --         $ 182,128
Room .......................................                             95,511
Food and beverage ..........................                             35,599
Retail and other ...........................          (22,318)           31,396
                                                    ---------         ---------
Total revenue ..............................          (22,318)          344,634
Less promotional allowance .................                            (22,626)
                                                    ---------         ---------
Net revenue ................................          (22,318)          322,008
                                                    ---------         ---------
Operating expenses:
Casino .....................................          (22,318)          105,128
Room .......................................                             23,343
Food and beverage ..........................                             17,902
Retail and other ...........................                             13,966
Provision for doubtful accounts ............                             11,340
General and administrative .................                             44,181
Rental expense .............................                              5,886
Depreciation and amortization ..............                             20,789
                                                    ---------         ---------
                                                      (22,318)          242,535
                                                    ---------         ---------
Operating income (loss) before
 corporate expenses ........................                             79,473
Corporate ..................................                              2,844
                                                    ---------         ---------
Operating income (loss) ....................                             76,629
                                                    ---------         ---------
Other income (expense):
  Interest income ..........................                                840
  Interest expense .........................                            (59,204)
                                                    ---------         ---------
Income (loss) before extraordinary item ....                             18,265
  Loss on early retirement of debt .........                             (2,785)
                                                    ---------         ---------
Net income (loss) ..........................        $      --         $  15,480
                                                    =========         =========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================


                       CONDENSED STATEMENTS OF OPERATIONS
                     For the six months ended June 30, 1999
                                   (unaudited)


                                                                   Venetian
                                                    Las Vegas      Casino Resort
                                                    Sands, Inc.    LLC
                                                    -----------    -----------

Revenues:
Casino .....................................        $  24,644         $      --
Room .......................................                             13,428
Food and beverage ..........................                              5,869
Retail and other ...........................              758             9,966
                                                    ---------         ---------
Total revenue ..............................           25,402            29,263
Less promotional allowance .................                             (4,691)
                                                    ---------         ---------
Net revenue ................................           25,402            24,572
                                                    ---------         ---------
Operating expenses:
Casino .....................................           25,921
Room .......................................                              4,331
Food and beverage ..........................                              4,225
Retail and other ...........................                              1,298
Provision for doubtful accounts ............              862               230
General and administrative .................              725            11,332
Depreciation and amortization ..............               50             4,369
                                                    ---------         ---------
                                                       27,558            25,785
                                                    ---------         ---------
Operating income (loss) before pre-opening
 expenses ..................................           (2,156)           (1,213)
Pre-opening expense ........................              145            21,339
                                                    ---------         ---------
Operating (loss) ...........................           (2,301)          (22,552)
                                                    ---------         ---------
Other income (expense):
  Interest income ..........................               88             1,710
  Interest expense .........................                            (16,237)
                                                    ---------         ---------
Net (loss) .................................        $  (2,213)        $ (37,079)
                                                    =========         =========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================


                 CONDENSED STATEMENTS OF OPERATIONS (Continued)
                     For the six months ended June 30, 1999
                                   (unaudited)


                                                  GUARANTOR SUBSIDIARIES
                                       -----------------------------------------
                                      LIDO           Mall           Grand Canal
                                      Intermediate   Intermediate   Shops Mall
                                      Holding        Holding        Construction
                                      Company LLC    Company LLC    LLC
                                      -----------    -----------    -----------


Revenues:
Casino ...........................    $      --        $      --    $      --
Room .............................
Food and beverage ................
Retail and other .................                                        149
                                      ---------        ---------    ---------
Total revenue ....................                                        149
Less promotional allowance .......
                                      ---------        ---------    ---------
Net revenue ......................                                        149
                                      ---------        ---------    ---------
Operating expenses:
Casino ...........................
Room .............................
Food and beverage ................
Retail and other .................
Provision for doubtful accounts ..
General and administrative .......                                        214
Depreciation and amortization ....                                        144
                                      ---------        ---------    ---------
                                                                          358
                                      ---------        ---------    ---------
Operating income (loss) before
 pre-opening expenses ............                                       (209)
Pre-opening expense ..............
                                      ---------        ---------    ---------
Operating (loss) .................                                       (209)
                                      ---------        ---------    ---------
Other income (expense):
  Interest income ................
  Interest expense ...............                                       (509)
                                      ---------        ---------    ---------
Net (loss) .......................    $      --        $      --    $    (718)
                                      =========        =========    =========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================


                 CONDENSED STATEMENTS OF OPERATIONS (Continued)
                     For the six months ended June 30, 1999
                                   (unaudited)



                                       Non-           Consolidating/
                                       Guarantor      Eliminating
                                       Subsidiaries   Entries         Total
                                       -----------    -----------    -----------


Revenues:
Casino ...........................     $      --        $      --    $  24,644
Room .............................                                      13,428
Food and beverage ................                                       5,869
Retail and other .................                        (7,149)        3,724
                                       ---------        ---------    ---------
Total revenue ....................                        (7,149)       47,665
Less promotional allowance .......                                      (4,691)
                                       ---------        ---------    ---------
Net revenue ......................                        (7,149)       42,974
                                       ---------        ---------    ---------
Operating expenses:
Casino ...........................                        (7,149)       18,772
Room .............................                                       4,331
Food and beverage ................                                       4,225
Retail and other .................                                       1,298
Provision for doubtful accounts ..                                       1,092
General and administrative .......                                      12,271
Depreciation and amortization ....                                       4,563
                                       ---------        ---------    ---------
                                                          (7,149)       46,552
                                       ---------        ---------    ---------
Operating income (loss) before
 pre-opening expenses ............                                      (3,578)
Pre-opening expense ..............                                      21,484
                                       ---------        ---------    ---------
Operating (loss) .................                                     (25,062)
                                       ---------        ---------    ---------
Other income (expense):
  Interest income ................                                       1,798
  Interest expense ...............                                     (16,746)
                                       ---------        ---------    ---------
Net (loss) .......................     $      --        $      --    $ (40,010)
                                       =========        =========    =========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================


                        CONDENSED STATEMENTS OF CASH FLOW
                     For the six months ended June 30, 2000
                                   (unaudited)

                                                                     Venetian
                                                     Las Vegas       Casino
                                                     Sands, Inc.     Resort LLC
                                                     -----------     -----------

Net cash provided by (used in)operating
  activities ...................................      $  25,663       $   2,288
                                                      ---------       ---------
Cash flows from investing activities:

  Proceeds from purchases of investments .......                          7,662
  Capital expenditures .........................                         (6,264)
  Construction of Casino Resort ................                        (11,358)
                                                      ---------       ---------
Net cash provided by (used in)
  investing activities .........................                         (9,960)
                                                      ---------       ---------
Cash flows from financing activities:

  Repayments on bank credit facility-tranche
    A term loan ................................                        (35,625)
  Proceeds from bank credit facility-tranche
    B term loan ................................                         50,000
  Repayments on bank credit facility-revolver ..                        (28,059)
  Proceeds from bank credit facility-revolver ..                         11,000
  Repayments on FF&E credit facility ...........                         (5,862)
  Payments of deferred offering costs...........                         (2,279)
  Net increase (decrease) in intercompany
    accounts ...................................        (22,959)         23,194
                                                      ---------       ---------
Net cash provided by (used in)financing
  activities ...................................        (22,959)         12,369
                                                      ---------       ---------
Increase (decrease) in cash and cash equivalents          2,704           4,697
Cash and cash equivalents at beginning of period         23,961           2,237
                                                      ---------       ---------
Cash and cash equivalents at end of period .....      $  26,665       $   6,934
                                                      =========       =========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================


                 CONDENSED STATEMENTS OF CASH FLOW (Continued)
                     For the six months ended June 30, 2000
                                   (unaudited)


                                                       GUARANTOR SUBSIDIARIES
                                                    ----------------------------
                                                    LIDO            Mall
                                                    Intermediate    Intermediate
                                                    Holding         Holding
                                                    Company LLC     Company LLC
                                                    -----------     ------------


Net cash provided by (used in)operating
  activities ...................................      $      --       $      (1)
                                                      ---------       ---------
Cash flows from investing activities:

  Proceeds from purchases of investments .......
  Capital expenditures .........................
  Construction of Casino Resort ................
                                                      ---------       ---------
Net cash provided by (used in)
  investing activities .........................
                                                      ---------       ---------
Cash flows from financing activities:

  Repayments on bank credit facility-tranche
    A term loan ................................
  Proceeds from bank credit facility-tranche
    B term loan ................................
  Repayments on bank credit facility-revolver ..
  Proceeds from bank credit facility-revolver ..
  Repayments on FF&E credit facility ...........
  Payments of deferred offering costs...........
  Net increase (decrease) in intercompany
    accounts ...................................
                                                      ---------       ---------
Net cash provided by (used in)financing
  activities ...................................
                                                      ---------       ---------
Increase (decrease) in cash
 and cash equivalents ..........................                             (1)
Cash and cash equivalents at
 beginning of period ...........................              4               5
                                                      ---------       ---------
Cash and cash equivalents at end of period .....      $       4       $       4
                                                      =========       =========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                  CONDENSED STATEMENTS OF CASH FLOW (Continued)
                     For the six months ended June 30, 2000
                                   (unaudited)

                                                     NON-GUARANTOR SUBSIDIARIES
                                                     ---------------------------
                                                     (1)

                                                     Grand Canal    Other
                                                     Shops Mall     Non-
                                                     Subsidiary     Guarantor
                                                     LLC            Subsidiaries
                                                     -----------    ------------

Net cash provided by (used in)operating
 activities ....................................      $   2,705       $      37
                                                      ---------       ---------
Cash flows from investing activities:

  Proceeds from purchases of investments .......          1,148
  Capital expenditures .........................           (343)
  Construction of Casino Resort ................                            (66)
                                                      ---------       ---------
Net cash provided by (used in)
 investing activities ..........................            805             (66)
                                                      ---------       ---------
Cash flows from financing activities:

  Repayments on bank credit facility-tranche
    A term loan ................................
  Proceeds from bank credit facility-tranche
    B term loan ................................
  Repayments on bank credit facility-revolver ..
  Proceeds from bank credit facility-revolver ..
  Repayments on FF&E credit facility ...........
  Payments of deferred offering costs...........            (81)
  Net increase (decrease) in intercompany
    accounts ...................................           (256)             21
                                                      ---------       ---------
Net cash provided by (used in)financing
  activities ...................................           (337)             21
                                                      ---------       ---------
Increase (decrease) in cash
 and cash equivalents ..........................          3,173              (8)
Cash and cash equivalents at
 beginning of period ...........................                             45
                                                      ---------       ---------
Cash and cash equivalents at end of period .....      $   3,173       $      37
                                                      =========       =========
[FN]

----------
(1) The assets and liabilities of Mall Construction, a guarantor, were transferred to the Mall Subsidiary, a non-guarantor subsidiary, upon substantial completion of the Casino Resort on November 12, 1999, and subsequently transferred to the New Mall Subsidiary on December 20, 1999. As a result, Mall Construction had no cash flows as of June 30, 2000.


================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================


                 CONDENSED STATEMENTS OF CASH FLOW (Continued)
                     For the six months ended June 30, 2000
                                   (unaudited)



                                                     Consolidating/
                                                     Eliminating
                                                     Entries         Total
                                                     -----------     -----------

Net cash provided by (used in)operating
  activities ...................................      $      --       $  30,692
                                                      ---------       ---------
Cash flows from investing activities:

  Proceeds from purchases of investments .......                          8,810
  Capital expenditures .........................                         (6,607)
  Construction of Casino Resort ................                        (11,424)
                                                      ---------       ---------
Net cash provided by (used in)
 investing activities ..........................                         (9,221)
                                                      ---------       ---------
Cash flows from financing activities:

  Repayments on bank credit facility-tranche
    A term loan ................................                        (35,625)
  Proceeds from bank credit facility-tranche
    B term loan ................................                         50,000
  Repayments on bank credit facility-revolver ..                        (28,059)
  Proceeds from bank credit facility-revolver ..                         11,000
  Repayments on FF&E credit facility ...........                         (5,862)
  Payments of deferred offering costs...........                         (2,360)
  Net increase (decrease) in intercompany
    accounts ...................................
                                                      ---------       ---------
Net cash provided by (used in)financing
  activities ...................................                        (10,906)
                                                      ---------       ---------
Increase (decrease) in cash
 and cash equivalents ..........................                         10,565
Cash and cash equivalents at
 beginning of period ...........................                         26,252
                                                      ---------       ---------
Cash and cash equivalents at end of period .....      $      --       $  36,817
                                                      =========       =========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                        CONDENSED STATEMENTS OF CASH FLOW
                     For the six months ended June 30, 1999
                                   (unaudited)

                                                                     Venetian
                                                     Las Vegas       Casino
                                                     Sands, Inc.     Resort LLC
                                                     -----------     -----------

Net cash provided by (used in)operating
  activities ...................................      $  (7,486)      $ (18,948)
                                                      ---------       ---------
Cash flows from investing activities:

  Proceeds from purchases of investments .......                        107,435
  Investment in subsidiaries ...................                        (37,262)
  Construction of Casino Resort ................                       (180,426)
                                                      ---------       ---------
Net cash used in investing activities ..........                       (110,253)

Cash flows from financing activities:

  Proceeds from preferred interest in Venetian .                         37,262
  Proceeds from mall construction loan facility
  Proceeds from bank credit facility-tranche
    A term loan ................................                         34,000
  Proceeds from bank credit facility-revolver ..                         20,558
  Proceeds from FF&E credit facility ...........                         83,842
  Payments of deferred offering costs ..........                           (634)
  Net increase (decrease) in intercompany
    accounts ...................................         22,427         (44,544)
  Proceeds from investment by parent company ...
                                                      ---------       ---------
Net cash provided by financing activities ......         22,427         130,484
                                                      ---------       ---------
Increase (decrease) in cash and cash equivalents         14,941           1,283
Cash and cash equivalents at beginning of period          1,216           1,025
                                                      ---------       ---------
Cash and cash equivalents at end of period .....      $  16,157       $   2,308
                                                      =========       =========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                  CONDENSED STATEMENTS OF CASH FLOW (Continued)
                     For the six months ended June 30, 1999
                                   (unaudited)



                                                 GUARANTOR SUBSIDIARIES
                                     -------------------------------------------
                                     LIDO            Mall           Grand Canal
                                     Intermediate    Intermediate   Shops Mall
                                     Holding         Holding        Construction
                                     Company LLC     Company LLC    LLC
                                     -----------     ------------   ------------


Net cash provided by (used in)
 operating activities ............     $    --         $   --          $(13,524)
                                       ---------       ---------       ---------
Cash flows from investing
  activities:
  Proceeds from purchases of
   investments ...................
  Investment in subsidiaries .....
  Construction of Casino Resort ..                                      (45,407)
                                       ---------       ---------       ---------
Net cash used in investing
 activities ......................                                      (45,407)

Cash flows from financing activities:

Proceeds from preferred interest
 in Venetian .....................
Proceeds from mall construction
 loan facility ...................                                       37,287
Proceeds from bank credit
 facility-tranche A term loan.....
Proceeds from bank credit
 facility-revolver ...............
Proceeds from FF&E credit
 facility ........................
Payments of deferred offering
 costs ...........................
Net increase (decrease) in
 intercompany accounts ...........                                       22,093
Proceeds from investment by
 parent company ..................
                                       ---------       ---------       ---------
Net cash provided by financing
 activities ......................                                       59,380
                                       ---------       ---------       ---------
Increase (decrease) in cash
 and cash equivalents ............                                          449
Cash and cash equivalents at
 beginning of period .............            5               5               5
                                       ---------       ---------       ---------
Cash and cash equivalents at
 end of period ...................     $      5       $       5       $     454
                                       =========       =========       =========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                  CONDENSED STATEMENTS OF CASH FLOW (Continued)
                     For the six months ended June 30, 1999
                                   (unaudited)



                                                    Consolidating/
                                    Non-Guarantor   Eliminating
                                    Subsidiaries    Entries        Total
                                    -----------     ------------   ------------


Net cash provided by (used
 in) operating activities             $   8,493       $   --          $ (31,465)
                                      ---------       ---------       ---------
Cash flows from investing activities:

Proceeds from purchases of
  investments ...................                                       107,435
 Investment in subsidiaries .....                        37,262
 Construction of Casino Resort ..       (44,784)                       (270,617)
                                      ---------       ---------       ---------
Net cash used in investing
 activities .....................       (44,784)         37,262        (163,182)

Cash flows from financing activities:

Proceeds from preferred interest
  in Venetian ...................                                        37,262
Proceeds from mall construction
  loan facility .................                                        37,287
Proceed from bank credit facility
  -tranche A term loan ..........                                        34,000
Proceeds from bank credit
 facility-revolver ..............                                        20,558
Proceeds from FF&E credit
 facility .......................                                        83,842
Payments of deferred offering
 costs ..........................                                          (634)
Net increase (decrease) in
 intercompany accounts ..........            24
Proceeds from investment by
 parent company .................        37,262         (37,262)
                                      ---------       ---------       ---------
Net cash provided by financing
 activities .....................        37,286         (37,262)        212,315
                                      ---------       ---------       ---------
Increase (decrease) in cash
 and cash equivalents ...........           995                          17,668
Cash and cash equivalents at
 beginning of period ............            29                           2,285
                                      ---------       ---------       ---------
Cash and cash equivalents at
 end of period ..................     $   1,024       $      --       $  19,953
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

         Substantial completion of the construction of the Casino Resort was achieved on November 12, 1999, meaning all components of the Casino Resort were fully constructed and operational with the exception of "punchlist" items. As of June 30, 2000, almost all of the punchlist items had been completed and construction of the Casino Resort was virtually complete.

Operating Results
-----------------

         Second Quarter Ended June 30, 2000 compared to Second Quarter Ended June 30, 1999

         The Casino Resort began operations on May 4, 1999; therefore references to the second quarter of the prior year only include 58 out of 91 days of operating revenues and expenses during such period. Because of the limited number of days of operations in the second quarter of 1999, some of the comparisons provided below are between the first and second quarter of 2000.

         Operating Revenues

         Consolidated net revenues for the second quarter of 2000 were $155.6 million, representing an increase of $112.9 million when compared with $42.7 million during the 58 days the Casino Resort was in operation during the second quarter last year. The increase in net revenues was due to growth in every revenue segment of the Casino Resort and the Mall.

         The Casino Resort's casino revenues totaled $86.0 million in the second quarter of 2000, a decrease of $10.1 million compared to $96.1 million during the first quarter of 2000. The prior year's second quarter casino revenues totaled $24.6 million during the initial 58 days of operations. Table games revenues of $60.0 million during the second quarter compared to $70.6 million during the first quarter of 2000, was effected by two factors: (1) lower table games volume, and (2) an overall table games win percentage of 22.2% during the second quarter, compared to 23.9% during the first quarter and 15.7% in the prior year period. The table games win percentage is reasonably predictable over time, but may vary considerably during shorter periods. Slot revenue in the second quarter of 2000 increased to $24.8 million from the $24.0 million reported during the first quarter of the year and $12.4 million in the second quarter of 1999. The increase resulted from an increase in slot win percentage to 5.6% in the second quarter of 2000 from 5.0% during the first quarter of 2000. The slot win percentage in the second quarter of 1999 was 6.2%. Management anticipates an increase in slot machine volumes upon completion of a cross-over pedestrian bridge to the Mirage/Treasure Island complex expected to be completed in the first quarter of 2001, resulting in ease of transit from the west side of the Strip to the Casino Resort.

         The Casino Resort's room rates and occupancy levels continued to increase during the second quarter of 2000. The Casino Resort achieved room revenues during the quarter of $48.5 million, compared to $47.0 million during the first quarter of 2000 and $13.4 million during the second quarter of 1999. The Casino Resort's average daily room rate increased to $183, compared to $181 during the first quarter of 2000 and $152 during the second quarter of 1999. The occupancy of available guestrooms was 96.3% during the second quarter of 2000, compared to 94.1% during the first quarter of 2000 and 63.6% during the second quarter of 1999.

         Food and beverage, retail and other revenues were $25.7 million during the second quarter of 2000, compared to $27.2 million during the first quarter of 2000, when the Casino Resort experienced higher banquet revenues associated with convention and trade show business. Second quarter of 1999 food and beverage, retail and other revenue totaled $9.2 million.

================================================================================
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
================================================================================

         Operating Expenses

         Consolidated operating expenses (before pre-opening and corporate expenses) were $123.1 million in the second quarter of 2000, representing an increase of $76.6 million when compared with $46.5 million during the same prior year period. The increase was a result of the shorter operating period in 1999 and substantially increased operating volumes in all departments of the Casino Resort's business during 2000. Pre-opening expenses during the second quarter of 2000 were none compared to $14.7 million in the second quarter of 1999. Corporate expenses totaled $1.5 million during the second quarter of 2000 and represented less than one percent of total revenues.

         The Mall generated rental and related revenues of $7.0 million during the second quarter of 2000, compared to $7.1 million during the first quarter of 2000. One time higher advertising production costs related to a new mass television campaign contributed to the slight increase in operating expenses during the second quarter as compared to the first quarter. The Mall reported no significant operating revenues or expenses during the second quarter of 1999 because it opened on June 19, 1999.

         Interest Income (Expense)

         Reflecting the investments in the Casino Resort's hotel, casino and convention space and the Mall, the Company's debt levels and associated interest costs have risen significantly. With the opening of these new facilities, the Company's capitalization of interest costs has ceased. Net interest expense was $29.8 million in the second quarter of 2000, compared to $12.9 million in the same period of 1999. Of the $29.8 million, $25.4 million was related to the Casino Resort (excluding the Mall) and $4.4 million was related to the Mall.

         Interest income for the quarter ended June 30, 2000 was $0.4 million, compared to $0.5 million in the same period in 1999. Construction of the Casino Resort was virtually complete during the fourth quarter of 1999. The Company capitalized no interest during the quarter ended June 30, 2000, compared to $14.6 million of interest capitalized during the same period in 1999.

         Six Months Ended June 30, 2000 compared to Six Months Ended
         June 30, 1999

         Because the Casino Resort and the Mall opened for operations during the second quarter of 1999, consolidated operating revenues for the six months ended June 30, 1999 were the same as for the first three months of 1999. Consolidated operating expenses for the first six months of 1999 were also the same as the prior period three months, except for $6.8 million of pre-opening expenses during the first three months of 1999. Total pre-opening expenses during the first six months of 1999 were $21.5 million, compared to none during the six months ended June 30, 2000.

         Consolidated net revenues for the six months ended June 30, 2000 were $322.0 million. Consolidated operating expenses (before corporate expenses) for the six months ended June 30, 2000 were $242.5 million. Casino revenues during the six months ended June 30, 2000 were $182.1 million while rooms revenue totaled $95.5 million during the same period. Combined food, beverage, retail and other revenue for the Casino Resort for the six month period ended June 30, 2000 was $52.9 million. Mall rental and related revenue for the six months ended June 30, 2000 was $14.1 million.

         Other Factors Affecting Earnings

         During the second quarter of 2000, the Casino Resort recorded an extraordinary item of $2.8 million for loss on early retirement of debt relating to the restructuring of the Bank Credit Facility. See Part I, Item 1. Financial Statements - Notes to Financial Statements - Note 4 Long-Term Debt.

         Rental expenses primarily related to the Casino Resort's heating, ventilation and air conditioning plant ("the HVAC Plant") for the second quarter of 2000 were $3.2 million, including $0.7 million for the Mall. There was no comparable amount in the same 1999 period because the HVAC Plant provider's capital recovery charge began on July 1, 1999.

         For the second quarter and first six months of 2000, interest expense and depreciation expense each increased over the prior year's same periods due to interest being capitalized prior to the opening of the Casino and certain suites and facilities at the Casino Resort on May 4, 1999 and depreciation beginning on that date.

================================================================================
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
================================================================================

         During early 2000, the Company modified its business strategy as it relates to premium casino customers and marketing to foreign premium casino customers. The Company has generally raised its betting limits for table games to be competitive with other premium resorts on the Strip. There are additional risks associated with this change in strategy, including risk of bad debts, risks to profitability margins in a highly competitive market and the need for additional working capital to accommodate possible higher levels of trade receivables and foreign currency fluctuations associated with collection of trade receivables in other countries. The Company has opened domestic and foreign marketing offices as well as bank collection accounts in several foreign countries to accommodate this change in business strategy, thereby increasing marketing costs.

Liquidity and Capital Resources
-------------------------------

         Venetian Hotel, Casino and Congress Center

         As of June 30, 2000 and December 31, 1999, the Company held cash and cash equivalents of $36.8 million and $26.3 million, respectively. On these dates, the Company also held restricted cash and investments of $2.2 million and $11.0 million, respectively. Net cash provided by operating activities for the first six months of 2000 was $30.7 million, compared with $31.5 million used in operating activities for the same period in 1999. The Company's operating cash flow in the first six months of 2000 was negatively impacted by a substantial increase in trade receivables. Net trade receivables were $43.2 million as of December 31, 1999 and $68.6 million as of June 30, 2000. The net increase in hotel receivables was $11.1 million during the first six months of 2000 and the net increase in casino receivables during such period was $15.8 million. The net increase in hotel trade receivables is attributable to a substantial increase in group room, food and beverage services during the first two quarters of 2000, compared to the traditionally slower group room, food and beverage business during the fourth quarter of the prior year. The net increase in casino receivables is related to the substantial increase in table games revenues during the first six months of 2000. The overall rate of increase is consistent with the increase in the Company's revenues. The Company expects a continued increase in trade receivables during 2000 in connection with the extension of casino credit.

         Capital expenditures during the first six months of 2000 were $6.6 million, and capital expenditures for construction of the Casino Resort were $11.4 million, compared to $270.6 million of capital expenditures for the same period in 1999.

         The Company is reviewing approximately $1.0 million of proposed vendor change orders and claims not related to the Construction Manager's contested construction costs (the "Contested Construction Costs") that are the subject of the litigations and claims described in Item 1. Financial Statements - Notes 6 Commitments and Contingencies - Litigation. To the extent any of them are approved, the Company will pay these amounts from remaining restricted cash and other project funds as described below. In addition, the Phase II Subsidiary has outstanding project payables in the amount of $2.9 million to be funded from future equity contributions or borrowings by the Phase II Subsidiary.

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

================================================================================
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
================================================================================

         For the next twelve months, the Company expects to fund its operations and debt service requirements from existing cash balances, operating cash flow and borrowings under the Revolver of the Bank Credit Facility. The Revolver loan commitment will expire on March 15, 2001. In June 2000, the Company amended certain terms of the Bank Credit Facility. See Part I, Item 1. Financial
Statements - Notes to Financial Statements - Note 4 Long-Term Debt. By completing the Tranche B Term Loan, the Company deferred $50.0 million of scheduled amortization until March and June 2004, significantly improving near term liquidity. The purpose of the June 2000 modifications to the Bank Credit Facility was to refinance a portion of the Tranche A Term Loan and to provide additional flexibility and the ability to fund capital expenditures and possible working capital requirements associated with the Company's premium gaming business. As of June 30, 2000, $22.1 million of the $40.0 million Revolver under the Bank Credit Facility was drawn. The Company has significant debt service payments due during the next twelve months, including principal payments on its Bank Credit Facility and FF&E Credit Facility aggregating $27.6 million, repayment of amounts outstanding under the Revolver ($22.1 million at June 30, 2000) and estimated total interest payments (excluding noncash amortization of debt offering costs) of approximately $90.7 million for indebtedness secured by the Casino Resort and $17.4 million for indebtedness secured by the Mall. In addition, the Company estimates total capital expenditures for the Casino Resort of approximately $20.0 million during 2000. During the first six months of 2000, the Company paid principal payments of $16.0 million on the Bank Credit Facility (exclusive of payments made from the $50.0 million of proceeds from the Tranche B Term Loan) and $5.9 million on the FF&E Credit Facility. The Company anticipates that its existing cash balances, operating cash flow and available borrowing capacity will continue to provide it with sufficient resources to meet existing debt obligations and foreseeable capital expenditures requirements, however, no assurance can be given that the Company's improved operating results will continue.

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

         Because the New Mall Subsidiary is not a guarantor of any indebtedness of the Venetian Entities (other than the Mall Take-out Financing), creditors of the Venetian Entities (including the holders of the Notes) do not have a direct claim against the Mall Assets. As a result, indebtedness of the Venetian
Entities (including the Notes) is now, with respect to the Mall Assets, effectively subordinated to indebtedness of the New Mall Subsidiary. The New Mall Subsidiary is not restricted by any of the debt instruments of LVSI, Venetian or the Company's other subsidiary guarantors (including the Indentures) from incurring any indebtedness. The terms of the Tranche A Take-out Loan prohibit the New Mall Subsidiary from paying dividends or making distributions to any of the Venetian Entities unless payments under the Tranche A Take-out Loan are current, and, with certain limited exceptions, prohibit the New Mall Subsidiary from making any loans to such entities. Any additional indebtedness incurred by the New Mall Subsidiary may include additional restrictions on the ability of the New Mall Subsidiary to pay any such dividends and make any such distributions or loans.

================================================================================
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
================================================================================

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

         The development of the Phase II Resort may require obtaining additional regulatory approvals. The Company does not expect to begin construction on the Phase II Resort until at least 2001.

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

Other Matters
-------------

         In June 1998, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133") entitled "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If specific conditions are met, a derivative may be specifically designated as a hedge of specific financial exposures. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and, if it used in hedging activities, it depends on its effectiveness as a hedge. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 should not be applied retroactively to financial statements of prior periods. The Company will adopt SFAS 133 when required. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS 133 will have a significant effect on the Company's earnings or financial position.

================================================================================
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
================================================================================

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




                                     Part II

                                OTHER INFORMATION

Items 2 through 5 of Part II are not applicable.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)      List of Exhibits

(b)      Reports on Form 8-K

         No report on Form 8-K was filed during the quarter ended June 30, 2000.

================================================================================


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              LAS VEGAS SANDS, INC.



  August 11, 2000                         By: /s/ Sheldon G. Adelson
                                              ----------------------
                                              Sheldon G. Adelson
                                              Chairman of the Board, Chief
                                              Executive Officer and Director

  August 11, 2000                          By: /s/ Harry D. Miltenberger
                                              -------------------------
                                              Harry D. Miltenberger
                                              Vice President-Finance
                                              (principal financial and
                                              accounting officer)


                                  EXHIBIT INDEX


                      Exhibit No.       Description of Document
                      -----------       -----------------------

                        10.1            Amended and Restated  Credit  Agreement,
                                        dated  as o June  14,  2000,  among  Las
                                        Vegas Sands,  Inc.  and Venetian  Casino
                                        Resort,  LLC, as  borrowers,  the lender
                                        parties  thereto,  Goldman  Sachs Credit
                                        Partners  L.P.  ("GSCP") and The Bank of
                                        Nova    Scotia    ("Scotiabank"),     as
                                        joint-lead  arrangers,   Scotiabank,  as
                                        adminstrative   agent,   and  GSCP,   as
                                        syndiaction agent.

                        10.2            Limited  Waiver and Second  Amendment to
                                        Term Loan and Security Agreement,  dated
                                        as of June 14,  2000,  by and  among Las
                                        Vegas Sands,  Inc.  and Venetian  Casino
                                        Resort,   LLC,  as  borrowers,   General
                                        Electric   Capital    Corporation,    as
                                        administrative  agent,  and  the  lender
                                        parties thereto.

                        27.1            Financial Data Schedule
