Form 10-Q
period 2000-09-30
LAS VEGAS SANDS INC
filed 2000-11-13
CIK 850994

================================================================================
                 UNITED STATES SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2000

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

[X] Yes  [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 13, 2000.

            Class                               Outstanding at November 13, 2000

 Common Stock, $.10 par value                            925,000 shares
================================================================================

                              LAS VEGAS SANDS, INC.

                                Table of Contents

                                     Part I

                              FINANCIAL INFORMATION

Item  1.      Consolidated Balance Sheets at September 30, 2000 (unaudited)
              and December 31, 1999 ..........................................1

              Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2000 (unaudited)and Three and Nine
              Months Ended September 30, 1999 (unaudited).....................2

              Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 (unaudited)and September 30, 1999
              (unaudited) ....................................................3

              Notes to Consolidated Financial Statements .....................4

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations .....................................15

Item 3.       Quantitative and Qualitative Disclosures About Market Risk ....22


                                     Part II

                                OTHER INFORMATION

Item 1.       Legal Proceedings .............................................23

Item 6.       Exhibits and Reports on Form 8-K ..............................24

              Signatures ....................................................25

                                     Part I

                              Financial Information

================================================================================
Item 1. Financial Statements

================================================================================
                              LAS VEGAS SANDS, INC.
                           Consolidated Balance Sheets
                        (In thousands, except share data)
================================================================================

                                                    September 30,  December 31,
                                                       2000           1999
                                                    -----------    -----------
                                                     Unaudited
ASSETS
Current assets:
    Cash and cash equivalents ..................    $    49,427     $    26,252
    Restricted cash and investments ............          2,172          10,980
    Accounts receivable, net ...................         56,905          43,203
    Inventories ................................          3,662           4,516
    Prepaid expenses ...........................          4,071           4,072
                                                    -----------     -----------
Total current assets ...........................        116,237          89,023

Property and equipment, net ....................      1,066,306       1,079,192
Deferred offering costs, net ...................         23,900          29,865
Other assets, net ..............................         26,578          11,522
                                                    -----------     -----------
                                                    $ 1,233,021     $ 1,209,602
                                                    ===========     ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Accounts payable ...........................    $    21,915     $    18,128
    Construction payables ......................          5,103          10,178
    Construction payables-contested ............          7,232           7,232
    Accrued interest payable ...................         35,699          12,490
    Other accrued liabilities ..................         61,490          43,392
    Current maturities of long-term debt .......         38,869          42,859
                                                    -----------     -----------
Total current liabilities ......................        170,308         134,279

Other long-term liabilities ....................         10,419           2,333
Long-term debt .................................        876,254         907,754
                                                    -----------     -----------
                                                      1,056,981       1,044,366
                                                    -----------     -----------
Redeemable Preferred Interest in
    Venetian Casino Resort, LLC,
    a wholly owned subsidiary ..................        163,257         149,530
                                                    -----------     -----------
Commitments and contingencies

Stockholder's equity:
    Common stock, $.10 par value, 3,000,000
       shares authorized, 925,000 shares
       issued and outstanding ..................             92              92
    Capital in excess of par value .............         98,995         112,722
    Accumulated deficit since June 30, 1996 ....        (86,304)        (97,108)
                                                    -----------     -----------
                                                         12,783          15,706
                                                    -----------     -----------
                                                    $ 1,233,021     $ 1,209,602
                                                    ===========     ===========


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
================================================================================


                                                           Three Months Ended
                                                              September 30,
                                                            2000         1999
                                                         ---------    ----------

Revenues:
   Casino ............................................   $  81,912    $  52,718
   Rooms .............................................      45,038       35,541
   Food and beverage .................................      13,873       12,007
   Retail and other ..................................      17,758       10,718
                                                         ---------    ---------
                                                           158,581      110,984
Less-promotional allowances ..........................     (11,971)     (10,646)
                                                         ---------    ---------
   Net revenues ......................................     146,610      100,338
                                                         ---------    ---------
Operating expenses:
   Casino ............................................      48,909       33,281
   Rooms .............................................      13,244        9,301
   Food and beverage .................................       6,673        7,381
   Retail and other ..................................       9,065        5,126
   Provision for doubtful accounts ...................       3,214        3,502
   General and administrative ........................      24,789       20,678
   Corporate expense .................................       1,657          --
   Rental expense ....................................       3,080        2,744
   Pre-opening expense ...............................         --           --
   Depreciation and amortization .....................      10,456       10,290
                                                         ---------    ---------
                                                           121,087       92,303
                                                         ---------    ---------
Operating income (loss) ..............................      25,523        8,035
                                                         ---------    ---------
Other income (expense):
  Interest income ....................................         359          371
  Interest expense, net of amounts capitalized .......     (30,558)     (26,596)
                                                         ---------    ---------
Income (loss) before extraordinary item ..............      (4,676)     (18,190)
   Extraordinary item-loss on early retirement of debt         --           --
                                                         ---------    ---------
Net income (loss) ....................................   $  (4,676)   $ (18,190)
                                                         =========    =========
Basic and diluted loss per share before
extraordinary item ...................................   $  (10.20)   $  (24.07)
                                                         =========    =========
Basic and diluted loss per share .....................   $  (10.20)   $  (24.07)
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
================================================================================


                                                           Nine Months Ended
                                                              September 30,
                                                            2000         1999
                                                         ---------    ----------
Revenues:
   Casino ............................................   $ 264,040    $  77,362
   Rooms .............................................     140,549       48,969
   Food and beverage .................................      49,472       17,876
   Retail and other ..................................      49,154       14,442
                                                         ---------    ---------
                                                           503,215      158,649
Less-promotional allowances ..........................     (34,597)     (15,337)
                                                         ---------    ---------
   Net revenues ......................................     468,618      143,312
                                                         ---------    ---------
Operating expenses:
   Casino ............................................     154,037       51,876
   Rooms .............................................      36,587       13,632
   Food and beverage .................................      24,575       11,606
   Retail and other ..................................      23,031        6,586
   Provision for doubtful accounts ...................      14,554        4,594
   General and administrative ........................      68,970       32,191
   Corporate expense .................................       4,501          --
   Rental expense ....................................       8,966        3,517
   Pre-opening expense ...............................         --        21,484
   Depreciation and amortization .....................      31,245       14,853
                                                         ---------    ---------
                                                           366,466      160,339
                                                         ---------    ---------
Operating income (loss) ..............................     102,152      (17,027)
                                                         ---------    ---------
Other income (expense):
  Interest income ....................................       1,199        2,169
  Interest expense, net of amounts capitalized .......     (89,762)     (43,342)
                                                         ---------    ---------
Income (loss) before extraordinary item ..............      13,589      (58,200)
   Extraordinary item-loss on early retirement of debt      (2,785)         --
                                                         ---------    ---------
Net income (loss) ....................................   $  10,804    $ (58,200)
                                                         =========    =========
Basic and diluted loss per share before
extraordinary item ...................................   $   (0.15)   $  (73.88)
                                                         =========    =========
Basic and diluted loss per share .....................   $   (3.16)   $  (73.88)
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
================================================================================

                                                           Nine Months Ended
                                                              September 30,
                                                           2000         1999
                                                         --------    ---------

Cash flows from operating activities:
Net income (loss) ....................................   $ 10,804    $ (58,200)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
        Depreciation and amortization ................     31,245       14,853
        Amortization of debt offering costs and
          original issue discount ....................      6,296        4,985
        Loss on early retirement of debt .............      2,785
        Provision for doubtful accounts ..............     14,554        4,594
        Changes in operating assets and liabilities:
          Accounts receivable ........................    (28,256)     (37,621)
          Inventories ................................        854       (3,772)
          Prepaid expenses ...........................          1       (5,283)
          Other assets ...............................    (15,056)     (22,073)
          Accounts payable ...........................      3,787       26,597
          Accrued interest payable ...................     23,209       17,428
          Other accrued liabilities ..................     26,184       38,555
                                                         --------    ---------
Net cash provided by (used in) operating activities ..     76,407      (19,937)
                                                         --------    ---------
Cash flows from investing activities:
Proceeds from sale of investments ....................      8,808      115,547
Capital expenditures .................................    (10,607)
Construction of Casino Resort ........................    (12,827)    (283,020)
                                                         --------    ---------
Net cash used in investing activities ................    (14,626)    (167,473)
                                                         --------    ---------
Cash flows from financing activities:
Proceeds from preferred interest in Venetian .........        --        44,431
Proceeds from mall construction loan facility ........        --        37,287
Repayments on bank credit facility-tranche A term loan    (35,625)      (5,625)
Proceeds from bank credit facility-tranche A term loan        --        34,000
Repayments on bank credit facility-tranche B term loan       (125)         --
Proceeds from bank credit facility-tranche B term loan     50,000          --
Repayments on bank credit facility-revolver ..........    (50,160)      (9,609)
Proceeds from bank credit facility-revolver ..........     11,000       32,006
Repayments on FF&E credit facility ...................    (11,236)      (2,931)
Proceeds from FF&E credit facility ...................        --        83,842
Payments of deferred offering costs ..................     (2,460)        (617)
                                                         --------    ---------
Net cash provided by (used in) financing activities ..    (38,606)     212,784
                                                         --------    ---------
Increase in cash and cash equivalents ................     23,175       25,374
Cash and cash equivalents at beginning of period .....     26,252        2,285
                                                         --------    ---------
Cash and cash equivalents at end of period ...........   $ 49,427    $  27,659
                                                         ========    =========
Supplemental disclosure of cash flow information:
  Cash payments for interest .........................   $ 60,053    $  51,509
                                                         ========    =========


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

         The New Mall Subsidiary, an indirect wholly-owned subsidiary of LVSI, was formed on December 9, 1999 and owns and operates the Mall.


Note 2   Per Share Data
------   --------------

         Basic and diluted income (loss) per share are calculated based upon the weighted average number of shares outstanding. The weighed average number of shares outstanding used in the computation of income (loss) per share of common stock was 925,000 for all periods presented. The net income (loss) available to common stockholders used in computing the basic and diluted loss per share includes accrued preferred dividends of approximately $4.7 million and $13.7 million, respectively, for the three and nine month periods ended September 30, 2000 and $4.0 million and $10.1 million, respectively, for the three and nine month periods ended September 30, 1999. The accrued dividends have been reflected as a charge against capital in excess of par value in the accompanying financial statements.

Note 3  Property and Equipment
------  ----------------------

Property and equipment consists of the following (in thousands):


                                                    September 30,  December 31,
                                                        2000           1999
                                                    -----------    -----------
Land and land improvements ......................   $   105,528    $   105,425
Building and improvements .......................       821,650        816,826
Equipment, furniture, fixtures and
  leasehold improvements ........................       142,047        139,147
Construction in progress ........................        53,000         42,649
                                                    -----------    -----------
                                                      1,122,225      1,104,047
Less:  accumulated depreciation and
       amortization .............................       (55,919)       (24,855)
                                                    -----------    -----------
                                                    $ 1,066,306    $ 1,079,192
                                                    ===========    ===========


         During the three and nine month periods ended September 30, 1999, the Company capitalized interest expense of $0.0 and $31.2 million, respectively. No interest has been capitalized in 2000 because the Company was not engaged in active construction or development during such period.

         As of September 30, 2000, construction in progress represented project design and shared facilities costs for the planned second phase of the Casino Resort, to be owned by a subsidiary of the Company (the "Phase II Resort"), and ongoing capital improvement projects at the Casino Resort.

Note 4   Long-Term Debt
------   --------------

Long-term debt consists of the following (in thousands):



                                                      September 30, December 31,
                                                           2000         1999
                                                        ---------    ---------
Indebtedness of the Company and its
Subsidiaries  other than the New Mall
Subsidiary:
-----------------------------------

12 1/4% Mortgage Notes, due November 15, 2004 .......   $ 425,000    $ 425,000
14 1/4% Senior Subordinated Notes, due November 15,
  2005 (Net of unamortized discount of $4,482 in
  2000 and $5,138 in 1999) ..........................      93,018       92,362
Bank Credit Facility-Revolver .......................         --        39,160
Bank Credit Facility-Tranche A Term Loan ............     103,125      138,750
Bank Credit Facility-Tranche B Term Loan ............      49,875
FF&E Credit Facility ................................      80,602       91,838

Subordinated Owner Indebtedness:
--------------------------------

Completion Guaranty Loan ............................      23,503       23,503

Indebtedness of the New Mall Subsidiary:
----------------------------------------

Mall Tranche A Take-out Loan ........................     105,000      105,000
Mall Tranche B Take-out Loan ........................      35,000       35,000

Less: current maturities ............................     (38,869)     (42,859)
                                                        ---------    ---------
Total long-term debt ................................   $ 876,254    $ 907,754
                                                        =========    =========

------   --------------------------

         In connection with the financing for the Casino Resort, the Company entered into a series of transactions during 1997 to provide for the development and construction of the Casino Resort. In November 1997, the Company issued $425.0 million aggregate principal amount of Mortgage Notes (the "Mortgage
Notes") and $97.5 million aggregate principal amount of Senior Subordinated Notes (the "Senior Subordinated Notes" and, together with the Mortgage Notes, the "Notes") in a private placement. On June 1, 1998, LVSI and Venetian completed an exchange offer to exchange the Notes for other notes with substantially the same terms.

         In November 1997, LVSI, Venetian and a syndicate of lenders entered into a Bank Credit Facility (the "Bank Credit Facility") providing for up to $150.0 million in multiple draw term loans (the "Tranche A Term Loan") to the Company for construction and development of the Casino Resort. Up to $40.0 million of additional credit in the form of revolving loans under the Bank Credit Facility (the "Revolver") is available generally for working capital. In June 2000, the Company amended certain terms of the Bank Credit Facility in order to (i) add a new senior secured tranche B term loan (the "Tranche B Term Loan") in the amount of $50.0 million, the proceeds of which were applied to (x) prepay the Tranche A Term Loan in forward order of maturity in the amount of $30.0 million and (y) reduce outstanding loans under the Revolver by $20.0 million (net of fees and expenses) without decreasing available commitments of the Revolver and (ii) adjust certain financial covenants provided for in the Bank Credit Facility. The Company recorded a $2.8 million extraordinary loss on early retirement of debt in connection with this transaction. The purpose of the June 2000 modifications to the Bank Credit Facility was to refinance a portion of the Tranche A Term Loan and to provide additional flexibility and the ability to fund capital expenditures and possible working capital requirements associated with the Company's premium gaming business. The Tranche B Term Loan has a four year maturity, and an interest rate of LIBOR plus 350 basis points.

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

Note 5   Redeemable Preferred Interest in Venetian Casino Resort, LLC
         (Continued)
------   ------------------------------------------------------------

Series B Preferred Interest will accrue and will not be paid in cash. Commencing in November 2009, distributions must be made to the extent of the positive capital account of the holder. During the second and third quarters of 1999, Interface Holding contributed $37.3 million and $7.1 million, respectively, in cash in exchange for an additional Series B Preferred Interest. During the three and nine month periods ended September 30, 2000 and September 30, 1999, $4.7 million and $13.7 million, and $4.0 million and $10.1 million, respectively, were accrued on the Series B Preferred Interest related to the contributions made. Since 1997, no distributions of preferred interest or preferred return have been paid on the Series B Preferred Interest.

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

         The construction of the principal components of the Casino Resort was undertaken by Lehrer McGovern Bovis, Inc. (the "Construction Manager") pursuant to a construction management agreement and certain amendments thereto (as so amended, the "Construction Management Contract"). The Construction Management Contract established a final guaranteed maximum price (the "Final GMP") of $645.0 million, so that, subject to certain exceptions (including an exception for cost overruns due to "scope changes"), the Construction Manager was responsible for any costs of the work covered by the Construction Management Contract in excess of the Final GMP. The obligations of the Construction Manager under the Construction Management Contract are guaranteed by Bovis, Inc. ("Bovis" and such guaranty, the "Bovis Guaranty"), the Construction Manager's direct parent at the time the Construction Management Contract was entered into. Bovis' obligations under the Bovis Guaranty are guaranteed by The Peninsular and Oriental Steam Navigation Company ("P&O"), a British public company and the Construction Manager's ultimate parent at the time the Construction Management Contract was entered into (such guaranty, the "P&O Guaranty").

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

         The Company believes that these claims are, in general, unsubstantiated, without merit, overstated and/or duplicative. The Construction Manager itself has publicly acknowledged that at least some of the claims of its subcontractors are without merit. In addition, the Company believes that pursuant to the Construction Management Contract and the Final GMP, the Construction Manager is responsible for payment of any subcontractors' claims to the extent they are determined to be valid. The Company may also have a variety of other defenses to the liens that have been filed, including, for example, the fact that the Construction Manager and its subcontractors previously waived or released their right to file liens against the Casino Resort. The Company intends to vigorously defend itself in any lien proceedings.

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

         In June 2000, the Company purchased an insurance policy (the "Insurance Policy") for loss coverage in connection with all litigation relating to the construction of the Casino Resort (the "Construction Litigation"). Under the Insurance Policy, the Company will self-insure the first $45.0 million and the insurer will insure up to the next $80.0 million of any possible covered losses. The Insurance Policy provides coverage for any amounts determined in the Construction Litigation to be owed to the Construction Manager or its subcontractors relating to claimed delays, inefficiencies, disruptions, lack of productivity/unauthorized overtime or schedule impact, allegedly caused by the Company during construction of the Casino Resort, as well as any defense costs. The insurance is in addition to, and does not affect, any scope change guarantees provided by the Sole Stockholder pursuant to the Completion Guaranty.

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

         Because the New Mall Subsidiary is not a guarantor of any indebtedness of the Company or any of its other subsidiaries (collectively, the "Venetian Entities") (other than the Mall Take-out Financing), creditors of the Venetian Entities (including the holders of the Notes) do not have a direct claim against the Mall Assets. As a result, indebtedness of the Venetian Entities (including the Notes) is, with respect to the Mall Assets, effectively subordinated to indebtedness of the New Mall Subsidiary. The New Mall Subsidiary is not restricted by any of the debt instruments of LVSI, Venetian or the Subsidiary Guarantors (including the Indentures) from incurring any indebtedness. The terms of the Tranche A Take-out Loan prohibit the New Mall Subsidiary from paying dividends or making distributions to any of the Venetian Entities unless payments under the Tranche A Take-out Loan are current, and, with certain limited exceptions, prohibit the New Mall Subsidiary from making any loans to such entities. Any additional indebtedness incurred by the New Mall Subsidiary may include additional restrictions on the ability of the New Mall Subsidiary to pay any such dividends and make any such distributions or loans.

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

         Separate financial statements and other disclosures concerning each of Venetian and the Subsidiary Guarantors are not presented below because management believes that they are not material to investors. Summarized financial information of LVSI, Venetian, the Subsidiary Guarantors and the non-guarantor subsidiaries on a combined basis as of September 30, 2000 and December 31, 1999 and for the three and nine month periods ended September 30, 2000 and September 30, 1999 is as follows (in thousands):

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                            CONDENSED BALANCE SHEETS
                               September 30, 2000
                                   (Unaudited)



                                                                   Venetian
                                                     Las Vegas     Casino
                                                     Sands, Inc.   Resort LLC
                                                     -----------   -----------
Cash and cash equivalents .........................   $    34,479   $    14,602
Restricted cash and investments ...................          --           1,110
Intercompany receivable ...........................        34,585          --
Accounts receivable, net ..........................        36,252        17,610
Inventories .......................................          --           3,662
Prepaid expenses ..................................         1,176         2,824
                                                      -----------   -----------
  Total current assets ............................       106,492        39,808

Property and equipment, net .......................          --         844,209
Investment in Subsidiaries ........................       126,022        67,116
Deferred offering costs, net ......................          --          19,442
Other assets, net .................................         3,835        19,616
                                                      -----------   -----------
                                                      $   236,349   $   990,191
                                                      ===========   ===========
Accounts payable ..................................   $     3,307   $    17,179
Construction payable ..............................          --           2,187
Construction payable-contested ....................          --           7,232
Intercompany payables .............................          --          15,992
Accrued interest payable ..........................          --          30,720
Other accrued liabilities .........................        21,707        39,243
Current maturities of
 long term debt ...................................          --          38,869
                                                      -----------   -----------
  Total current liabilities .......................        25,014       151,422

Other long-term liabilities .......................          --          10,419
Long-term debt ....................................          --         736,254
                                                      -----------   -----------
                                                           25,014       898,095
Redeemable Preferred Interest
 in Venetian ......................................          --         163,257
                                                      -----------   -----------
Stockholder's equity ..............................       211,335       (71,161)
                                                      -----------   -----------
                                                      $   236,349   $   990,191
                                                      ===========   ===========

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                      CONDENSED BALANCE SHEETS, (Continued)
                               September 30, 2000
                                   (Unaudited)




                                                        GUARANTOR SUBSIDIARIES
                                                      -------------------------
                                                      Lido          Mall
                                                      Intermediate  Intermediate
                                                      Holding       Holding
                                                      Company LLC   Company LLC
                                                      -----------   -----------
Cash and cash equivalents .........................   $         4   $         4
Restricted cash and investments ...................          --            --
Intercompany receivable ...........................          --            --
Accounts receivable, net ..........................          --            --
Inventories .......................................          --            --
Prepaid expenses ..................................          --            --
                                                      -----------   -----------
  Total current assets ............................             4             4

Property and equipment, net .......................          --            --
Investment in Subsidiaries ........................          --            --
Deferred offering costs, net ......................          --            --
Other assets, net .................................          --            --
                                                      -----------   -----------
                                                      $         4   $         4
                                                      ===========   ===========
Accounts payable ..................................   $      --     $      --
Construction payable ..............................          --            --
Construction payable-contested ....................          --            --
Intercompany payables .............................          --            --
Accrued interest payable ..........................          --            --
Other accrued liabilities .........................          --            --
Current maturities of
 long term debt ...................................          --            --
                                                      -----------   -----------
  Total current liabilities .......................          --            --

Other long-term liabilities .......................          --            --
Long-term debt ....................................          --            --
                                                      -----------   -----------
Redeemable Preferred Interest
 in Venetian ......................................          --            --
                                                      -----------   -----------
Stockholder's equity ..............................             4             4
                                                      -----------   -----------
                                                      $         4   $         4
                                                      ===========   ===========

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                      CONDENSED BALANCE SHEETS, (Continued)
                               September 30, 2000
                                   (Unaudited)



                                                    NON-GUARANTOR SUBSIDIARIES
                                                  ------------------------------
                                                  Grand Canal   Other
                                                  Shops Mall    Non-
                                                  Subsidiary    Guarantor
                                                  LLC (1)       Subsidiaries (2)
                                                  -----------        -----------
Cash and cash equivalents .................       $       288        $        50
Restricted cash and investments ...........             1,062               --
Intercompany receivable ...................              --                 --
Accounts receivable, net ..................             2,998                 45
Inventories ...............................              --                 --
Prepaid expenses ..........................                71               --
                                                  -----------        -----------
  Total current assets ....................             4,419                 95

Property and equipment, net ...............           141,152             80,945
Investment in Subsidiaries ................              --                 --
Deferred offering costs, net ..............             4,458               --
Other assets, net .........................             3,127               --
                                                  -----------        -----------
                                                  $   153,156        $    81,040
                                                  ===========        ===========
Accounts payable ..........................       $     1,429        $      --
Construction payable ......................              --                2,916
Construction payable-contested ............              --                 --
Intercompany payables .....................            18,593               --
Accrued interest payable ..................             4,979               --
Other accrued liabilities .................               489                 51
Current maturities of
 long term debt ...........................              --                 --
                                                  -----------        -----------
  Total current liabilities ...............            25,490              2,967

Other long-term liabilities ...............              --                 --
Long-term debt ............................           140,000               --
                                                  -----------        -----------
                                                      165,490              2,967
Redeemable Preferred Interest
 in Venetian ..............................              --                 --
                                                  -----------        -----------

Stockholder's equity ......................           (12,334)            78,073
                                                  -----------        -----------

                                                  $   153,156        $    81,040
                                                  ===========        ===========

[FN]

----------
(1) The assets and liabilities of Mall Construction, a guarantor, were transferred to the Mall Subsidiary, a non-guarantor subsidiary, upon substantial completion of the Casino Resort on November 12, 1999, and subsequently transferred to the New Mall Subsidiary on December 20, 1999. As a result, Mall Construction had no assets or liabilities as of September 30, 2000.

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

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                      CONDENSED BALANCE SHEETS, (Continued)
                               September 30, 2000
                                   (Unaudited)




                                                     Consolidating/
                                                     Eliminating
                                                     Entries         Total
                                                     -----------     -----------
Cash and cash equivalents .......................    $      --       $    49,427
Restricted cash and investments .................           --             2,172
Intercompany receivable .........................        (34,585)           --
Accounts receivable, net ........................           --            56,905
Inventories .....................................           --             3,662
Prepaid expenses ................................           --             4,071
                                                     -----------     -----------
  Total current assets ..........................        (34,585)        116,237

Property and equipment, net .....................           --         1,066,306
Investment in Subsidiaries ......................       (193,138)           --
Deferred offering costs, net ....................           --            23,900
Other assets, net ...............................           --            26,578
                                                     -----------     -----------
                                                     $  (227,723)    $ 1,233,021
                                                     ===========     ===========
Accounts payable ................................    $      --       $    21,915
Construction payable ............................           --             5,103
Construction payable-contested ..................           --             7,232
Intercompany payables ...........................        (34,585)           --
Accrued interest payable ........................           --            35,699
Other accrued liabilities .......................           --            61,490
Current maturities of
 long term debt .................................           --            38,869
                                                     -----------     -----------
  Total current liabilities .....................        (34,585)        170,308

Other long-term liabilities .....................           --            10,419
Long-term debt ..................................           --           876,254
                                                     -----------     -----------
                                                         (34,585)      1,056,981
Redeemable Preferred Interest
 in Venetian ....................................           --           163,257
                                                     -----------     -----------

Stockholder's equity ............................       (193,138)         12,783
                                                     -----------     -----------

                                                     $  (227,723)    $ 1,233,021
                                                     ===========     ===========

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                            CONDENSED BALANCE SHEETS
                                December 31, 1999



                                                                    Venetian
                                                     Las Vegas      Casino
                                                     Sands, Inc.    Resort LLC
                                                     -----------    -----------
Cash and cash equivalents .......................    $    23,961    $     2,237
Restricted cash and investments .................           --            8,789
Intercompany receivable .........................           --           24,736
Accounts receivable, net ........................         22,279         17,519
Inventories .....................................           --            4,516
Prepaid expenses ................................            629          3,229
                                                     -----------    -----------
  Total current assets ..........................         46,869         61,026

Property and equipment, net .....................           --          853,282
Investment in Subsidiaries ......................        126,016         67,091
Deferred offering costs, net ....................           --           24,441
Other assets, net ...............................          3,804          4,651
                                                     -----------    -----------
                                                     $   176,689    $ 1,010,491
                                                     ===========    ===========
Accounts payable ................................    $       834    $    15,843
Construction payable ............................           --            6,262
Construction payable-contested ..................           --            7,232
Intercompany payables ...........................          2,051           --
Accrued interest payable ........................           --           12,327
Other accrued liabilities .......................         19,848         22,580
Current maturities of long
 term debt ......................................           --           42,859
                                                     -----------    -----------
  Total current liabilities .....................         22,733        107,103

Other long-term liabilities .....................           --            2,333
Long-term debt ..................................           --          767,754
                                                     -----------    -----------
                                                          22,733        877,190
Redeemable Preferred Interest
 in Venetian ....................................           --          149,530
                                                     -----------    -----------
Stockholder's equity ............................        153,956        (16,229)
                                                     -----------    -----------
                                                     $   176,689    $ 1,010,491
                                                     ===========    ===========

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                      CONDENSED BALANCE SHEETS, (Continued)
                                December 31, 1999



                                                       GUARANTOR SUBSIDIARIES
                                                      -------------------------
                                                      Lido          Mall
                                                      Intermediate  Intermediate
                                                      Holding       Holding
                                                      Company LLC   Company LLC
                                                      -----------   -----------
Cash and cash equivalents .........................   $         4   $         5
Restricted cash and investments ...................          --            --
Intercompany receivable ...........................          --            --
Accounts receivable, net ..........................          --            --
Inventories .......................................          --            --
Prepaid expenses ..................................          --            --
                                                      -----------   -----------
  Total current assets ............................             4             5

Property and equipment, net .......................          --            --
Investment in Subsidiaries ........................          --            --
Deferred offering costs, net ......................          --            --
Other assets, net .................................          --            --
                                                      -----------   -----------
                                                      $         4   $         5
                                                      ===========   ===========
Accounts payable ..................................   $      --     $      --
Construction payable ..............................          --            --
Construction payable-contested ....................          --            --
Intercompany payables .............................          --            --
Accrued interest payable ..........................          --            --
Other accrued liabilities .........................          --            --
Current maturities of long
 term debt ........................................          --            --
                                                      -----------   -----------
  Total current liabilities .......................          --            --

Other long-term liabilities .......................          --            --
Long-term debt ....................................          --            --
                                                      -----------   -----------

Redeemable Preferred Interest
 in Venetian ......................................          --            --
                                                      -----------   -----------
Stockholder's equity ..............................             4             5
                                                      -----------   -----------
                                                      $         4   $         5
                                                      ===========   ===========

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                      CONDENSED BALANCE SHEETS, (Continued)
                                December 31, 1999




                                                 NON-GUARANTOR SUBSIDIARIES
                                                 --------------------------
                                                 Grand Canal    Other
                                                 Shops Mall     Non-
                                                 Subsidiary     Guarantor
                                                 LLC (1)        Subsidiaries(2)
                                                 -----------    -----------
Cash and cash equivalents ....................   $      --      $        45
Restricted cash and investments ..............         2,191           --
Intercompany receivable ......................          --             --
Accounts receivable, net .....................         3,405           --
Inventories ..................................          --             --
Prepaid expenses .............................           214           --
                                                 -----------    -----------
  Total current assets .......................         5,810             45

Property and equipment, net ..................       143,965         81,945
Investment in Subsidiaries ...................          --             --
Deferred offering costs, net .................         5,424           --
Other assets, net ............................         3,067           --
                                                 -----------    -----------
                                                 $   158,266    $    81,990
                                                 ===========    ===========
Accounts payable .............................   $     1,451    $      --
Construction payable .........................          --            3,916
Construction payable-contested ...............          --             --
Intercompany payables ........................        22,685           --
Accrued interest payable .....................           163           --
Other accrued liabilities ....................           964           --
Current maturities of long
 term debt ...................................          --             --
                                                 -----------    -----------
  Total current liabilities ..................        25,263          3,916

Other long-term liabilities ..................          --             --
Long-term debt ...............................       140,000           --
                                                 -----------    -----------
                                                     165,263          3,916
Redeemable Preferred Interest
 in Venetian .................................          --             --
                                                 -----------    -----------
Stockholder's equity .........................        (6,997)        78,074
                                                 -----------    -----------

                                                 $   158,266    $    81,990
                                                 ===========    ===========

[FN]

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

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                      CONDENSED BALANCE SHEETS, (Continued)
                                December 31, 1999



                                                     Consolidating/
                                                     Eliminating
                                                     Entries         Total
                                                     -----------     -----------
Cash and cash equivalents .......................    $      --       $    26,252
Restricted cash and investments .................           --            10,980
Intercompany receivable .........................        (24,736)           --
Accounts receivable, net ........................           --            43,203
Inventories .....................................           --             4,516
Prepaid expenses ................................           --             4,072
                                                     -----------     -----------
  Total current assets ..........................        (24,736)         89,023

Property and equipment, net .....................           --         1,079,192
Investment in Subsidiaries ......................       (193,107)           --
Deferred offering costs, net ....................           --            29,865
Other assets, net ...............................           --            11,522
                                                     -----------     -----------
                                                     $  (217,843)    $ 1,209,602
                                                     ===========     ===========
Accounts payable ................................    $      --       $    18,128
Construction payable ............................           --            10,178
Construction payable-contested ..................           --             7,232
Intercompany payables ...........................        (24,736)           --
Accrued interest payable ........................           --            12,490
Other accrued liabilities .......................           --            43,392
Current maturities of long
 term debt ......................................           --            42,859
                                                     -----------     -----------
  Total current liabilities .....................        (24,736)        134,279

Other long-term liabilities .....................           --             2,333
Long-term debt ..................................           --           907,754
                                                     -----------     -----------
                                                         (24,736)      1,044,366
Redeemable Preferred Interest
 in Venetian ....................................           --           149,530
                                                     -----------     -----------
Stockholder's equity ............................       (193,107)         15,706
                                                     -----------     -----------
                                                     $  (217,843)    $ 1,209,602
                                                     ===========     ===========

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                       CONDENSED STATEMENTS OF OPERATIONS
                  For the three months ended September 30, 2000
                                   (Unaudited)



                                                                    Venetian
                                                     Las Vegas      Casino
                                                     Sands, Inc.    Resort LLC
                                                     -----------    -----------
Revenues:
Casino ...........................................   $    81,912    $      --
Room .............................................          --           45,038
Food and beverage ................................          --           13,873
Retail and other .................................           337         19,730
                                                     -----------    -----------
Total revenue ....................................        82,249         78,641
Less promotional allowance .......................          --          (11,971)
                                                     -----------    -----------
Net revenues .....................................        82,249         66,670
                                                     -----------    -----------
Operating expenses:
Casino ...........................................        60,068           --
Room .............................................          --           13,244
Food and beverage ................................          --            6,673
Retail and other .................................          --            4,687
Provision for doubtful accounts ..................         2,614            600
General and administrative .......................         1,136         23,622
Corporate expense ................................           655          1,002
Rental expense ...................................         1,056          1,462
Depreciation and amortization ....................          --            9,324
                                                     -----------    -----------
                                                          65,529         60,614
                                                     -----------    -----------
Operating income (loss) ..........................        16,720          6,056
                                                     -----------    -----------
Other income (expense):
    Interest income ..............................           147            192
    Interest expense .............................          --          (25,873)
                                                     -----------    -----------
Income (loss) before extraordinary item ..........        16,867        (19,625)
    Loss on early retirement of debt .............          --             --
                                                     -----------    -----------
Net income (loss) ................................   $    16,867    $   (19,625)
                                                     ===========    ===========

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                 CONDENSED STATEMENTS OF OPERATIONS, (Continued)
                  For the three months ended September 30, 2000
                                   (Unaudited)



                                                       GUARANTOR SUBSIDIARIES
                                                     --------------------------
                                                     Lido           Mall
                                                     Intermediate   Intermediate
                                                     Holding        Holding
                                                     Company LLC    Company LLC
                                                     -----------    -----------
Revenues:
Casino ...........................................   $      --      $      --
Room .............................................          --             --
Food and beverage ................................          --             --
Retail and other .................................          --             --
                                                     -----------    -----------
Total revenue ....................................          --             --
Less promotional allowance .......................          --             --
                                                     -----------    -----------
Net revenues .....................................          --             --
                                                     -----------    -----------
Operating expenses:
Casino ...........................................          --             --
Room .............................................          --             --
Food and beverage ................................          --             --
Retail and other .................................          --             --
Provision for doubtful accounts ..................          --             --
General and administrative .......................          --                5
Corporate expense ................................          --             --
Rental expense ...................................          --             --
Depreciation and amortization ....................          --             --
                                                     -----------    -----------
                                                            --                5
                                                     -----------    -----------
Operating income (loss) ..........................          --               (5)
                                                     -----------    -----------
Other income (expense):
    Interest income ..............................          --             --
    Interest expense .............................          --             --
                                                     -----------    -----------
Income (loss) before extraordinary item ..........          --               (5)
    Loss on early retirement of debt .............          --             --
                                                     -----------    -----------
Net income (loss) ................................   $      --      $        (5)
                                                     ===========    ===========

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                 CONDENSED STATEMENTS OF OPERATIONS,(Continued)
                  For the three months ended September 30, 2000
                                   (Unaudited)



                                                     NON-GUARANTOR SUBSIDIARIES
                                                     --------------------------
                                                     Grand Canal    Other
                                                     Shops Mall     Non-
                                                     Subsidiary     Guarantor
                                                     LLC (1)        Subsidiaries
                                                     -----------    -----------
Revenues:
Casino ...........................................   $      --      $      --
Room .............................................          --             --
Food and beverage ................................          --             --
Retail and other .................................         8,850           --
                                                     -----------    -----------
Total revenue ....................................         8,850           --
Less promotional allowance .......................          --             --
                                                     -----------    -----------
Net revenues .....................................         8,850           --
                                                     -----------    -----------
Operating expenses:
Casino ...........................................          --             --
Room .............................................          --             --
Food and beverage ................................          --             --
Retail and other .................................         4,378           --
Provision for doubtful accounts ..................          --             --
General and administrative .......................             5             21
Corporate expense ................................          --             --
Rental expense ...................................           562           --
Depreciation and amortization ....................         1,132           --
                                                     -----------    -----------
                                                           6,077             21
                                                     -----------    -----------
Operating income (loss) ..........................         2,773            (21)
                                                     -----------    -----------
Other income (expense):
    Interest income ..............................            20           --
    Interest expense .............................        (4,685)          --
                                                     -----------    -----------
Income (loss) before extraordinary item ..........        (1,892)           (21)
    Loss on early retirement of debt .............          --             --
                                                     -----------    -----------
Net income (loss) ................................   $    (1,892)   $       (21)
                                                     ===========    ===========

[FN]
----------
(1) The assets and liabilities of Mall Construction, a guarantor, were transferred to the Mall Subsidiary, a non-guarantor subsidiary, upon substantial completion of the Casino Resort on November 12, 1999, and subsequently transferred to the New Mall Subsidiary on December 20, 1999. As a result, Mall Construction had no revenues or expenses as of September 30, 2000.

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                 CONDENSED STATEMENTS OF OPERATIONS, (Continued)
                 For the three months ended September 30, 2000
                                   (Unaudited)



                                                     Consolidating/
                                                     Eliminating
                                                     Entries        Total
                                                     -----------    -----------
Revenues:
Casino ...........................................   $      --      $    81,912
Room .............................................          --           45,038
Food and beverage ................................          --           13,873
Retail and other .................................       (11,159)        17,758
                                                     -----------    -----------
Total revenue ....................................       (11,159)       158,581
Less promotional allowance .......................          --          (11,971)
                                                     -----------    -----------
Net revenues .....................................       (11,159)       146,610
                                                     -----------    -----------
Operating expenses:
Casino ...........................................       (11,159)        48,909
Room .............................................          --           13,244
Food and beverage ................................          --            6,673
Retail and other .................................          --            9,065
Provision for doubtful accounts ..................          --            3,214
General and administrative .......................          --           24,789
Corporate expense ................................          --            1,657
Rental expense ...................................          --            3,080
Depreciation and amortization ....................          --           10,456
                                                     -----------    -----------
                                                         (11,159)       121,087
                                                     -----------    -----------
Operating income (loss) ..........................          --           25,523
                                                     -----------    -----------
Other income (expense):
    Interest income ..............................          --              359
    Interest expense .............................          --          (30,558)
                                                     -----------    -----------
Income (loss) before extraordinary item ..........          --           (4,676)
    Loss on early retirement of debt .............          --             --
                                                     -----------    -----------
Net income (loss) ................................   $      --      $    (4,676)
                                                     ===========    ===========

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================


                       CONDENSED STATEMENTS OF OPERATIONS
                  For the three months ended September 30, 1999
                                   (Unaudited)


                                                                     Venetian
                                                      Las Vegas      Casino
                                                      Sands, Inc.    Resort LLC
                                                      -----------    -----------
Revenues:
Casino .......................................        $ 52,718         $   --
Room .........................................            --             35,541
Food and beverage ............................            --             12,007
Retail and other .............................             210           18,453
                                                      --------         --------
Total revenue ................................          52,928           66,001
Less promotional allowance ...................            --            (10,646)
                                                      --------         --------
Net revenues .................................          52,928           55,355
                                                      --------         --------
Operating expenses:
Casino .......................................          44,440             --
Room .........................................            --              9,301
Food and beverage ............................            --              7,381
Retail and other .............................            --              2,940
Provision for doubtful accounts ..............           2,902              600
General and administrative ...................           1,618           19,060
Rental Expense ...............................             548            1,535
Depreciation and amortization ................               2            9,219
                                                      --------         --------
                                                        49,510           50,036
                                                      --------         --------
Operating income (loss) ......................           3,418            5,319
                                                      --------         --------
Other income (expense):
    Interest income ..........................              53              318
    Interest expense .........................            --            (23,201)
                                                      --------         --------
Net (loss) ...................................        $  3,471         $(17,564)
                                                      ========         ========

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                 CONDENSED STATEMENTS OF OPERATIONS, (Continued)
                 For the three months ended September 30, 1999
                                   (Unaudited)



                                           GUARANTOR SUBSIDIARIES
                                  ----------------------------------------
                                  Lido          Mall           Grand Canal
                                  Intermediate  Intermediate   Shops Mall
                                  Holding       Holding        Construction
                                  Company LLC   Company LLC    LLC
                                  -----------   -----------    -----------
Revenues:
Casino ........................   $      --     $      --      $      --
Room ..........................          --            --             --
Food and beverage .............          --            --             --
Retail and other ..............          --            --            3,214
                                  -----------   -----------    -----------
Total revenue .................          --            --            3,214
Less promotional allowance ....          --            --             --
                                  -----------   -----------    -----------

Net revenues ..................          --            --            3,214
                                  -----------   -----------    -----------
Operating expenses:
Casino ........................          --            --             --
Room ..........................          --            --             --
Food and beverage .............          --            --             --
Retail and other ..............          --            --            2,186
Provision for doubtful accounts          --            --             --
General and administrative ....          --            --             --
Rental Expense ................          --            --              661
Depreciation and amortization .          --            --            1,069
                                  -----------   -----------    -----------
                                         --            --            3,916
                                  -----------   -----------    -----------
Operating income (loss) .......          --            --             (702)
                                  -----------   -----------    -----------
Other income (expense):
    Interest income ...........          --            --             --
    Interest expense ..........          --            --           (3,395)
                                  -----------   -----------    -----------
Net (loss) ....................   $      --     $      --      $    (4,097)
                                  ===========   ===========    ===========


================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                 CONDENSED STATEMENTS OF OPERATIONS,(Continued)
                 For the three months ended September 30, 1999
                                   (Unaudited)




                                   Non-           Consolidating/
                                   Guarantor      Eliminating
                                   Subsidiaries   Entries        Total
                                   -----------    -----------    -----------
Revenues:
Casino ........................   $      --      $      --      $    52,718
Room ..........................          --             --           35,541
Food and beverage .............          --             --           12,007
Retail and other ..............          --          (11,159)        10,718
                                  -----------    -----------    -----------
Total revenue .................          --          (11,159)       110,984

Less promotional allowance ....          --             --          (10,646)
                                  -----------    -----------    -----------
Net revenues ..................          --          (11,159)       100,338
                                  -----------    -----------    -----------
Operating expenses:
Casino ........................          --          (11,159)        33,281
Room ..........................          --             --            9,301
Food and beverage .............          --             --            7,381
Retail and other ..............          --             --            5,126
Provision for doubtful accounts          --             --            3,502
General and administrative ....          --             --           20,678
Rental Expense ................          --             --            2,744
Depreciation and amortization .          --             --           10,290
                                  -----------    -----------    -----------
                                         --          (11,159)        92,303
                                  -----------    -----------    -----------
Operating income (loss) .......          --             --            8,035
                                  -----------    -----------    -----------
Other income (expense):
    Interest income ...........          --             --              371
    Interest expense ..........          --             --          (26,596)
                                  -----------    -----------    -----------
Net (loss) ....................   $      --      $      --      $   (18,190)
                                  ===========    ===========    ===========

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                       CONDENSED STATEMENTS OF OPERATIONS
                  For the nine months ended September 30, 2000
                                   (Unaudited)


                                                                    Venetian
                                                     Las Vegas      Casino
                                                     Sands, Inc.    Resort LLC
                                                     -----------    -----------
Revenues:
Casino ...........................................   $   264,040    $      --
Room .............................................          --          140,549
Food and beverage ................................          --           49,472
Retail and other .................................           947         58,727
                                                     -----------    -----------
Total revenue ....................................       264,987        248,748
Less promotional allowance .......................          --          (34,597)
                                                     -----------    -----------
Net revenues .....................................       264,987        214,151
                                                     -----------    -----------
Operating expenses:
Casino ...........................................       187,514           --
Room .............................................          --           36,587
Food and beverage ................................          --           24,575
Retail and other .................................          --           13,428
Provision for doubtful accounts ..................        12,954          1,200
General and administrative .......................         2,898         66,040
Corporate expense ................................         1,798          2,703
Rental expense ...................................         2,870          4,428
Depreciation and amortization ....................          --           27,836
                                                      -----------    -----------
                                                         208,034        176,797
                                                      -----------    -----------
Operating income (loss) ..........................        56,953         37,354
                                                      -----------    -----------
Other income (expense):
    Interest income ..............................           426            717
    Interest expense .............................          --          (76,492)
                                                      -----------    -----------
Income (loss) before extraordinary item ..........        57,379        (38,421)
    Loss on early retirement of debt .............          --           (2,785)
                                                      -----------    -----------
Net income (loss) ................................   $    57,379    $   (41,206)
                                                      ===========    ===========

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                 CONDENSED STATEMENTS OF OPERATIONS, (Continued)
                  For the nine months ended September 30, 2000
                                   (Unaudited)



                                                     GUARANTOR SUBSIDIARIES
                                                     --------------------
                                                     Lido         Mall
                                                     Intermediate Intermediate
                                                     Holding      Holding
                                                     Company LLC  Company LLC
                                                     ---------    --------------
Revenues:
Casino ...........................................   $      --      $      --
Room .............................................          --             --
Food and beverage ................................          --             --
Retail and other .................................          --             --
                                                     -----------    -----------
Total revenue ....................................          --             --
Less promotional allowance .......................          --             --
                                                     -----------    -----------
Net revenues .....................................          --             --
                                                     -----------    -----------
Operating expenses:
Casino ...........................................          --             --
Room .............................................          --             --
Food and beverage ................................          --             --
Retail and other .................................          --             --
Provision for doubtful accounts ..................          --             --
General and administrative .......................          --                6
Corporate expense ................................          --             --
Rental expense ...................................          --             --
Depreciation and amortization ....................          --             --
                                                     -----------    -----------
                                                            --                6
                                                     -----------    -----------
Operating income (loss) ..........................          --               (6)
                                                     -----------    -----------
Other income (expense):
    Interest income ..............................          --             --
    Interest expense .............................          --             --
                                                     -----------    -----------
Income (loss) before extraordinary item ..........          --               (6)
    Loss on early retirement of debt .............          --             --
                                                     -----------    -----------
Net income (loss) ................................   $      --      $        (6)
                                                     ===========    ===========

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                 CONDENSED STATEMENTS OF OPERATIONS, (Continued)
                  For the nine months ended September 30, 2000
                                   (Unaudited)




                                                     NON-GUARANTOR SUBSIDIARIES
                                                     ---------------------------
                                                     Grand Canal    Other
                                                     Shops Mall     Non-
                                                     Subsidiary     Guarantor
                                                     LLC (1)        Subsidiaries
                                                     ---------------------------

Revenues:
Casino ...........................................   $      --      $      --
Room .............................................          --             --
Food and beverage ................................          --             --
Retail and other .................................        22,957           --
                                                     -----------    -----------
Total revenue ....................................        22,957           --
Less promotional allowance .......................          --             --
                                                     -----------    -----------
Net revenues .....................................        22,957           --
                                                     -----------    -----------
Operating expenses:
Casino ...........................................          --             --
Room .............................................          --             --
Food and beverage ................................          --             --
Retail and other .................................         9,603           --
Provision for doubtful accounts ..................           400           --
General and administrative .......................             5             21
Corporate expense ................................          --             --
Rental expense ...................................         1,668           --
Depreciation and amortization ....................         3,409           --
                                                     -----------    -----------
                                                          15,085             21
                                                     -----------    -----------
Operating income (loss) ..........................         7,872            (21)
                                                     -----------    -----------
Other income (expense):
    Interest income ..............................            56           --
    Interest expense .............................       (13,270)          --
                                                     -----------    -----------
Income (loss) before extraordinary items .........        (5,342)           (21)
    Loss on early retirement of debt .............          --             --
                                                     -----------    -----------
Net income (loss) ................................   $    (5,342)   $       (21)
                                                     ===========    ===========

[FN]
----------
(1) The assets and liabilities of Mall Construction, a guarantor, were transferred to the Mall Subsidiary, a non-guarantor subsidiary, upon substantial completion of the Casino Resort on November 12, 1999, and subsequently transferred to the New Mall Subsidiary on December 20, 1999. As a result, Mall Construction had no revenues or expenses as of September 30, 2000.

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                 CONDENSED STATEMENTS OF OPERATIONS, (Continued)
                  For the nine months ended September 30, 2000
                                   (Unaudited)



                                                     Consolidating/
                                                     Eliminating
                                                     Entries        Total
                                                     -----------    -----------
Revenues:
Casino ...........................................   $      --      $   264,040
Room .............................................          --          140,549
Food and beverage ................................          --           49,472
Retail and other .................................       (33,477)        49,154
                                                     -----------    -----------
Total revenue ....................................       (33,477)       503,215
Less promotional allowance .......................          --          (34,597)
                                                     -----------    -----------
Net revenues .....................................       (33,477)       468,618
                                                     -----------    -----------
Operating expenses:
Casino ...........................................       (33,477)       154,037
Room .............................................          --           36,587
Food and beverage ................................          --           24,575
Retail and other .................................          --           23,031
Provision for doubtful accounts ..................          --           14,554
General and administrative .......................          --           68,970
Corporate expense ................................          --            4,501
Rental expense ...................................          --            8,966
Depreciation and amortization ....................          --           31,245
                                                     -----------    -----------
                                                         (33,477)       366,466
                                                     -----------    -----------
Operating income (loss) ..........................          --          102,152
                                                     -----------    -----------
Other income (expense):
    Interest income ..............................          --            1,199
    Interest expense .............................          --          (89,762)
                                                     -----------    -----------
Income (loss) before extraordinary item ..........          --           13,589
    Loss on early retirement of debt .............          --           (2,785)
                                                     -----------    -----------
Net income (loss) ................................   $      --      $    10,804
                                                     ===========    ===========

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                       CONDENSED STATEMENTS OF OPERATIONS
                  For the nine months ended September 30, 1999
                                   (Unaudited)



                                                                    Venetian
                                                      Las Vegas     Casino
                                                      Sands, Inc.   Resort LLC
                                                      -----------   -----------
Revenues:
Casino ............................................   $    77,362   $      --
Room ..............................................          --          48,969
Food and beverage .................................          --          17,876
Retail and other ..................................           968        28,419
                                                      -----------   -----------
Total revenue .....................................        78,330        95,264
Less promotional allowance ........................          --         (15,337)
                                                      -----------   -----------
Net revenues ......................................        78,330        79,927
                                                      -----------   -----------
Operating expenses:
Casino ............................................        70,184          --
Room ..............................................          --          13,632
Food and beverage .................................          --          11,606
Retail and other ..................................          --           4,238
Provision for doubtful accounts ...................         3,764           830
General and administrative ........................         2,168        30,023
Rental Expense ....................................           725         2,079
Pre-opening expense ...............................           143        21,341
Depreciation and amortization .....................            52        13,588
                                                      -----------   -----------
                                                           77,036        97,337
                                                      -----------   -----------
Operating income (loss) ...........................         1,294       (17,410)
                                                      -----------   -----------
Other income (expense):
    Interest income ...............................           141         2,028
    Interest expense ..............................          --         (39,438)
                                                      -----------   -----------
Net (loss) ........................................   $     1,435   $   (54,820)
                                                      ===========   ===========

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                 CONDENSED STATEMENTS OF OPERATIONS, (Continued)
                  For the nine months ended September 30, 1999
                                   (Unaudited)


                                              GUARANTOR SUBSIDIARIES
                                     ----------------------------------------
                                     Lido          Mall           Grand Canal
                                     Intermediate  Intermediate   Shops Mall
                                     Holding       Holding        Construction
                                     Company LLC   Company LLC    LLC
                                     -----------   ------------   ------------
Revenues:
Casino ...........................   $      --     $      --      $      --
Room .............................          --            --             --
Food and beverage ................          --            --             --
Retail and other .................          --            --            3,363
                                     -----------   -----------    -----------
Total revenue ....................          --            --            3,363
Less promotional allowance .......          --            --             --
                                     -----------   -----------    -----------
Net revenues .....................          --            --            3,363
                                     -----------   -----------    -----------
Operating expenses:
Casino ...........................          --            --             --
Room .............................          --            --             --
Food and beverage ................          --            --             --
Retail and other .................          --            --            2,348
Provision for doubtful accounts ..          --            --             --
General and administrative .......          --            --             --
Rental Expense ...................          --            --              713
Pre-opening expense ..............          --            --             --
Depreciation and amortization ....          --            --            1,213
                                     -----------   -----------    -----------
                                            --            --            4,274
                                     -----------   -----------    -----------
Operating income (loss) ..........          --            --             (911)
                                     -----------   -----------    -----------
Other income (expense):
    Interest income ..............          --            --             --
    Interest expense .............          --            --           (3,904)
                                     -----------   -----------    -----------
Net (loss) .......................   $      --     $      --      $    (4,815)
                                     ===========   ===========    ===========

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                 CONDENSED STATEMENTS OF OPERATIONS, (Continued)
                  For the nine months ended September 30, 1999
                                   (Unaudited)



                                     Non-           Consolidating/
                                     Guarantor      Eliminating
                                     Subsidiaries   Entries        Total
                                     -----------    -----------    -----------
Revenues:
Casino ...........................   $      --      $      --      $    77,362
Room .............................          --             --           48,969
Food and beverage ................          --             --           17,876
Retail and other .................          --          (18,308)        14,442
                                     -----------    -----------    -----------
Total revenue ....................          --          (18,308)       158,649
Less promotional allowance .......          --             --          (15,337)
                                     -----------    -----------    -----------
Net revenues .....................          --          (18,308)       143,312
                                     -----------    -----------    -----------
Operating expenses:
Casino ...........................          --          (18,308)        51,876
Room .............................          --             --           13,632
Food and beverage ................          --             --           11,606
Retail and other .................          --             --            6,586
Provision for doubtful accounts ..          --             --            4,594
General and administrative .......          --             --           32,191
Rental Expense ...................          --             --            3,517
Pre-opening expense ..............          --             --           21,484
Depreciation and amortization ....          --             --           14,853
                                     -----------    -----------    -----------
                                            --          (18,308)       160,339
                                     -----------    -----------    -----------
Operating income (loss) ..........          --             --          (17,027)
                                     -----------    -----------    -----------
Other income (expense):
    Interest income ..............          --             --            2,169
    Interest expense .............          --             --          (43,342)
                                     -----------    -----------    -----------
Net (loss) .......................   $      --      $      --      $   (58,200)
                                     ===========    ===========    ===========

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                       CONDENSED STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 2000
                                   (Unaudited)



                                                                    Venetian
                                                    Las Vegas       Casino
                                                    Sands, Inc.     Resort LLC
                                                    -----------     -----------
Net cash provided by (used in) operating
  activities ...................................    $    47,154     $    25,351
                                                    -----------     -----------
Cash flows from investing activities:
  Proceeds from purchases of investments .......           --             7,679
  Capital expenditures .........................           --           (10,011)
  Construction of Casino Resort ................           --           (12,827)
                                                    -----------     -----------
Net cash provided by (used in) investing
  activities ...................................           --           (15,159)
                                                    -----------     -----------
Cash flows from financing activities:
  Proceeds from capital contributions ..........           --               (30)
  Repayments on bank credit facility-tranche
    -A term loan ...............................                        (35,625)
  Repayments on bank credit facility-tranche
    -B term loan ...............................           --              (125)
  Proceeds from bank credit facility-tranche
    -B term loan ...............................                         50,000
  Repayments on bank credit facility
    -revolver ..................................                        (50,160)
  Proceeds from bank credit facility-revolver...           --            11,000
  Repayments on FF&E credit facility ...........           --           (11,236)
  Payments of deferred offering costs ..........           --            (2,379)
  Net increase (decrease) in intercompany
   accounts ....................................        (36,636)         40,728
                                                    -----------     -----------
Net cash provided by (used in) financing
   activities ..................................        (36,636)          2,173
                                                    -----------     -----------
Increase (decrease) in cash and cash
 equivalents ...................................         10,518          12,365
Cash and cash equivalents at beginning of
 period ........................................         23,961           2,237
                                                    -----------     -----------
Cash and cash equivalents at end of period .....    $    34,479     $    14,602
                                                    ===========     ===========

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                 CONDENSED STATEMENTS OF CASH FLOWS, (Continued)
                  For the nine months ended September 30, 2000
                                   (Unaudited)




                                                      GUARANTOR SUBSIDIARIES
                                                      -------------------
                                                      Lido          Mall
                                                      Intermediate  Intermediate
                                                      Holding       Holding
                                                      Company LLC   Company LLC
                                                      -----------   -----------

Net cash provided by (used in) operating
  activities ......................................   $      --     $        (6)
                                                      -----------   -----------
Cash flows from investing activities:
  Proceeds from purchases of investments ..........          --            --
  Capital expenditures ............................          --            --
  Construction of Casino Resort ...................          --            --
                                                      -----------   -----------
Net cash provided by (used in) investing
  activities ......................................          --            --
                                                      -----------   -----------
Cash flows from financing activities:
  Proceeds from capital contributions .............          --               5
  Repayments on bank credit facility-tranche
    -A term loan ..................................          --            --
  Repayments on bank credit facility-tranche
    -B term loan ..................................          --            --
  Proceeds from bank credit facility-tranche
    -B term loan ..................................          --            --
  Repayments on bank credit facility
    -revolve ......................................          --            --
  Proceeds from bank credit facility-revolve ......          --            --
  Repayments on FF&E credit facility ..............          --            --
  Payments of deferred offering costs .............          --            --
  Net increase (decrease) in intercompany
   accounts .......................................          --            --
                                                      -----------   -----------
Net cash provided by (used in) financing
   activities .....................................          --               5
                                                      -----------   -----------
Increase (decrease) in cash and cash
 equivalents ......................................          --              (1)
Cash and cash equivalents at beginning of
 period ...........................................             4             5
                                                      -----------   -----------
Cash and cash equivalents at end of period ........   $         4   $         4
                                                      ===========   ===========

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                CONDENSED STATEMENTS OF CASH FLOWS, (Continued)
                  For the nine months ended September 30, 2000
                                   (Unaudited)




                                                    NON-GUARANTOR SUBSIDIARIES
                                                    ---------------------------
                                                    Grand Canal     Other
                                                    Shops Mall      Non-
                                                    Subsidiary      Guarantor
                                                    LLC (1)         Subsidiaries
                                                    -----------     -----------

Net cash provided by (used in) operating
  activities ...................................    $     3,923     $       (15)
                                                    -----------     -----------
Cash flows from investing activities:
  Proceeds from purchases of investments .......          1,129            --
  Capital expenditures .........................           (596)           --
  Construction of Casino Resort ................           --              --
                                                    -----------     -----------
Net cash provided by (used in) investing
  activities ...................................            533            --
                                                    -----------     -----------
Cash flows from financing activities:
  Proceeds from capital contributions ..........              5              20
  Repayments on bank credit facility-tranche
    -A term loan ...............................           --              --
  Repayments on bank credit facility-tranche
    -B term loan ...............................           --              --
  Proceeds from bank credit facility-tranche
    -B term loan ...............................           --              --
  Repayments on bank credit facility
    -revolve ...................................           --              --
  Proceeds from bank credit facility-revolve ...           --              --
  Repayments on FF&E credit facility ...........           --              --
  Payments of deferred offering costs ..........            (81)           --
  Net increase (decrease) in intercompany
   accounts ....................................         (4,092)           --
                                                    -----------     -----------
Net cash provided by (used in) financing
   activities ..................................         (4,168)             20
                                                    -----------     -----------
Increase (decrease) in cash and cash
 equivalents ...................................            288               5
Cash and cash equivalents at beginning of
 period ........................................           --                45
                                                    -----------     -----------
Cash and cash equivalents at end of period .....    $       288     $        50
                                                    ===========     ===========

[FN]
----------
(1) The assets and liabilities of Mall Construction, a guarantor, were transferred to the Mall Subsidiary, a non-guarantor subsidiary, upon substantial completion of the Casino Resort on November 12, 1999, and subsequently transferred to the New Mall Subsidiary on December 20, 1999. As a result, Mall Construction had no cash flows as of September 30, 2000.

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                 CONDENSED STATEMENTS OF CASH FLOWS, (Continued)
                  For the nine months ended September 30, 2000
                                   (Unaudited)



                                                     Consolidating/
                                                     Eliminating
                                                     Entries       Total
                                                     -----------   -----------
Net cash provided by (used in) operating
  activities .....................................   $      --     $    76,407
                                                     -----------   -----------
Cash flows from investing activities:
  Proceeds from purchases of investments .........          --           8,808
  Capital expenditures ...........................          --         (10,607)
  Construction of Casino Resort ..................          --         (12,827)
                                                     -----------   -----------
Net cash provided by (used in) investing
  activities .....................................          --         (14,626)
                                                     -----------   -----------
Cash flows from financing activities:
  Proceeds from capital contributions ............          --            --
  Repayments on bank credit facility-tranche
    -A term loan .................................          --         (35,625)
  Repayments on bank credit facility-tranche
    -B term loan .................................          --            (125)
  Proceeds from bank credit facility-tranche
    -B term loan .................................          --          50,000
  Repayments on bank credit facility
    -revolve .....................................          --         (50,160)
  Proceeds from bank credit facility-revolve .....          --          11,000
  Repayments on FF&E credit facility .............          --         (11,236)
  Payments of deferred offering costs ............          --          (2,460)
  Net increase (decrease) in intercompany
   accounts ......................................          --            --
                                                     -----------   -----------
Net cash provided by (used in) financing
   activities ....................................          --         (38,606)
                                                     -----------   -----------
Increase (decrease) in cash and cash
 equivalents .....................................          --          23,175
Cash and cash equivalents at beginning of
 period ..........................................          --          26,252
                                                     -----------   -----------
Cash and cash equivalents at end of period .......   $      --     $    49,427
                                                     ===========   ===========

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                       CONDENSED STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 1999
                                  (Unaudited)



                                                                      Venetian
                                                         Las Vegas    Casino
                                                         Sands, Inc.  Resort LLC
                                                         ---------    ---------
Net cash provided by  (used in) operating
  activities .........................................   $  (6,119)   $  (9,766)
                                                         ---------    ---------
Cash flows from investing activities:
  Proceeds from sale of investments ..................        --        115,547
  Investment in subsidiaries .........................        --        (37,262)
  Construction of Casino Resort ......................        --       (191,879)
                                                         ---------    ---------
Net cash used in investing activities ................        --       (113,594)
                                                         ---------    ---------
Cash flows from financing activities:
  Proceeds from preferred interest in
    Venetian .........................................        --         44,431
  Proceeds from mall construction loan
    facility .........................................        --           --
  Repayments on bank credit facility-
    tranche-A term loan ..............................        --         (5,625)
  Proceeds from bank credit facility-
    tranche-A term loan ..............................        --         34,000
  Repayments on bank credit facility-
    revolver .........................................        --         (9,609)
  Proceeds from bank credit facility-
    revolver .........................................        --         32,006
  Repayments on FF&E credit facility .................        --         (2,931)
  Proceeds from FF&E credit facility .................        --         83,842
  Payments of deferred offering costs ................        --           (601)
  Net increase and (decrease) in
    intercompany accounts ............................      22,429      (43,624)
  Proceeds from investment by parent
    company ..........................................        --           --
                                                         ---------    ---------
Net cash provided by financing activities ............      22,429      131,889
                                                         ---------    ---------
Increase (decrease) in cash and cash
  equivalents ........................................      16,310        8,529
Cash and cash equivalents at beginning
  of period ..........................................       1,216        1,025
                                                         ---------    ---------
Cash and cash equivalents at end of period ...........   $  17,526    $   9,554
                                                         =========    =========

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                 CONDENSED STATEMENTS OF CASH FLOWS, (Continued)
                  For the nine months ended September 30, 1999
                                   (Unaudited)


                                                      GUARANTOR SUBSIDIARIES
                                                    --------------------------
                                                    Lido          Mall
                                                    Intermediate  Intermediate
                                                    Holding       Holding
                                                    Company LLC   Company LLC
                                                    -----------   ------------
Net cash provided by  (used in) operating
  activities ....................................   $      --     $      --
                                                    -----------   -----------

Cash flows from investing activities:
  Proceeds from sale of investments .............          --            --
  Investment in subsidiaries ....................          --            --
  Construction of Casino Resort .................          --            --
                                                    -----------   -----------

Net cash used in investing activities ...........          --            --
                                                    -----------   -----------
Cash flows from financing activities:
  Proceeds from preferred interest in
    Venetian ....................................          --            --
  Proceeds from mall construction loan
    facility ....................................          --            --
  Repayments on bank credit facility-
    tranche-A term loan .........................          --            --
  Proceeds from bank credit facility-
    tranche-A term loan .........................          --            --
  Repayments on bank credit facility-
    revolver ....................................          --            --
  Proceeds from bank credit facility-
    revolver ....................................          --            --
  Repayments on FF&E credit facility ............          --            --
  Proceeds from FF&E credit facility ............          --            --
  Payments of deferred offering costs ...........          --            --
  Net increase and (decrease) in
    intercompany accounts .......................          --            --
  Proceeds from investment by parent
    company .....................................          --            --
                                                    -----------   -----------

Net cash provided by financing activities .......          --            --
                                                    -----------   -----------

Increase (decrease) in cash and cash
  equivalents ...................................          --            --
Cash and cash equivalents at beginning
  of period .....................................             5             5
                                                    -----------   -----------

Cash and cash equivalents at end of period ......   $         5   $         5
                                                    ===========   ===========

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                 CONDENSED STATEMENTS OF CASH FLOWS, (Continued)
                  For the nine months ended September 30, 1999
                                   (Unaudited)



                                                      GUARANTOR
                                                      SUBSIDIARY
                                                     ------------
                                                     Grand Canal
                                                     Shops Mall     Non-
                                                     Construction   Guarantor
                                                     LLC            Subsidiaries
                                                     ------------   -----------
Net cash provided by  (used in) operating
  activities                                         $   (12,545)   $     8,493
                                                     -----------    -----------
Cash flows from investing activities:
  Proceeds from sale of investments ..............          --             --
  Investment in subsidiaries .....................          --             --
  Construction of Casino Resort ..................       (45,431)       (45,710)
                                                     -----------    -----------
Net cash used in investing activities ............       (45,431)       (45,710)
                                                     -----------    -----------
Cash flows from financing activities:
  Proceeds from preferred interest in
    Venetian .....................................          --             --
  Proceeds from mall construction loan
    facility .....................................        37,287           --
  Repayments on bank credit facility-
    tranche-A term loan ..........................          --             --
  Proceeds from bank credit facility-
    tranche-A term loan ..........................          --             --
  Repayments on bank credit facility-
    revolver .....................................          --             --
  Proceeds from bank credit facility-
    revolver .....................................          --             --
  Repayments on FF&E credit facility .............          --             --
  Proceeds from FF&E credit facility .............          --             --
  Payments of deferred offering costs ............           (16)          --
  Net increase and (decrease) in
    intercompany accounts ........................        21,107             88
  Proceeds from investment by parent
    company ......................................          --           37,262
                                                     -----------    -----------
Net cash provided by financing activities ........        58,378         37,350
                                                     -----------    -----------
Increase (decrease) in cash and cash
  equivalents ....................................           402            133
Cash and cash equivalents at beginning
  of period ......................................             5             29
                                                     -----------    -----------
Cash and cash equivalents at end of period .......   $       407    $       162
                                                     ===========    ===========

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)
================================================================================

                CONDENSED STATEMENTS OF CASH FLOWS, (Continued)
                  For the nine months ended September 30, 1999
                                  (Unaudited)



                                                    Consolidating/
                                                    Eliminating
                                                    Entries         Total
                                                    -----------     -----------
Net cash provided by  (used in) operating
  activities ...................................    $      --       $  (19,937)
                                                    -----------     -----------

Cash flows from investing activities:
  Proceeds from sale of investments ............           --           115,547
  Investment in subsidiaries ...................         37,262            --
  Construction of Casino Resort ................           --          (283,020)
                                                    -----------     -----------

Net cash used in investing activities ..........         37,262        (167,473)
                                                    -----------     -----------
Cash flows from financing activities:
  Proceeds from preferred interest in
    Venetian ...................................           --            44,431
  Proceeds from mall construction loan
    facility ...................................           --            37,287
  Repayments on bank credit facility-
    tranche-A term loan ........................           --            (5,625)
  Proceeds from bank credit facility-
    tranche-A term loan ........................           --            34,000
  Repayments on bank credit facility-
    revolver ...................................           --            (9,609)
  Proceeds from bank credit facility-
    revolver ...................................           --            32,006
  Repayments on FF&E credit facility ...........           --            (2,931)
  Proceeds from FF&E credit facility ...........           --            83,842
  Payments of deferred offering costs ..........           --              (617)
  Net increase and (decrease) in
    intercompany accounts ......................           --              --
  Proceeds from investment by parent
    company ....................................        (37,262)           --
                                                    -----------     -----------
Net cash provided by financing activities ......        (37,262)        212,784
                                                    -----------     -----------
Increase (decrease) in cash and cash
  equivalents ..................................           --            25,374
Cash and cash equivalents at beginning
  of period ....................................           --             2,285
                                                    -----------     -----------
Cash and cash equivalents at end of period .....    $      --       $    27,659
                                                    ===========     ===========

================================================================================

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

General
-------

         The Company owns and operates the Casino Resort, a large-scale Venetian-themed hotel, casino, retail, meeting and entertainment complex in Las Vegas, Nevada which opened on May 4, 1999.

         Substantial completion of the construction of the Casino Resort was achieved on November 12, 1999, meaning all components of the Casino Resort were fully constructed and operational with the exception of "punchlist" items. As of September 30, 2000, all of the punchlist items had been completed and construction of the Casino Resort was complete.

Operating Results
-----------------

         Third Quarter Ended September 30, 2000 compared to Third Quarter Ended September 30, 1999.


         Operating Revenues
         ------------------

         Consolidated net revenues for the third quarter of 2000 were $146.6 million, representing an increase of $46.3 million when compared with $100.3 million of consolidated net revenues during the third quarter of 1999. The increase in net revenues was due to growth in every revenue segment of the Casino Resort and the Mall.

         The Casino Resort's casino revenues totaled $81.9 million in the third quarter of 2000, an increase of $29.2 million when compared to $52.7 million during the third quarter of 1999. Table games revenues were $53.0 million during the third quarter of 2000 compared to $29.7 million during the third quarter of 1999. The increase was primarily attributable to increased table games volume of $294.1 million during the third quarter of 2000 compared to $181.9 million in the third quarter of 1999, or an increase of 62%. The overall table games win percentage was 18% during the third quarter of 2000, compared to an overall table games win percentage of 21.4% for the nine months ended September 30, 2000. The table games win percentage is reasonably predictable over time, but may vary considerably during shorter periods. Slot revenue in the third quarter of 2000 increased to $28.1 million from the $22.5 million reported during the third quarter of 1999, or an increase of 25%. The increase resulted from an increase in slot volume to $505.3 million in the third quarter of 2000 compared to $382.2 million during the third quarter of 1999. Management anticipates a further increase in slot machine volumes upon completion of a cross-over pedestrian bridge to the Mirage/Treasure Island complex expected to be completed in the first quarter of 2001, resulting in ease of transit from the west side of the Strip to the Casino Resort.

         The Casino Resort's room rates and occupancy levels continued to increase during the third quarter of 2000. The Casino Resort achieved room revenues during the third quarter of 2000 of $45.0 million compared to $35.5 million during the third quarter of 1999. The Casino Resort's average daily room rate increased to $168 in the third quarter of 2000 compared to $145 during the third quarter of 1999. The occupancy of available guestrooms was 96.0% during the third quarter of 2000 compared to 89.7% during the third quarter of 1999.

         Food and beverage, retail and other revenues were $22.8 million during the third quarter of 2000 compared to $19.5 million during the third quarter of 1999. The increase of $3.3 million was attributable to an increase in hotel guests and convention and meeting room rentals.

         The Mall generated rental and related revenues of $8.9 million during the third quarter of 2000 compared to $3.2 million during the third quarter of 1999. The Mall opened on June 19, 1999 with approximately 40 tenants opening throughout the third quarter and fourth quarter of 1999. The increase in Mall rental revenues was attributed to these tenant openings throughout and after the third quarter of 1999.

================================================================================
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
================================================================================

         Operating Expenses
         ------------------

         Consolidated operating expenses were $121.1 million in the third quarter of 2000, representing an increase of $28.8 million when compared with $92.3 million during the third quarter of 1999. The increase was a result of substantially increased operating volumes in all segments of the Casino Resort's business during the third quarter of 2000 as compared to the third quarter of 1999. The corporate division was created upon substantial completion of the Casino Resort in the fourth quarter of 1999 and corporate expenses totaled $1.7 million during the third quarter of 2000.

         Rental expenses primarily related to the Casino Resort's heating, ventilation and air conditioning plant (the "HVAC Plant") for the third quarter of 2000 were $3.1 million, including $2.5 million for the Casino Resort and $0.6 million for the Mall. Rental expenses were $2.7 million in the third quarter of 1999.

         The Mall incurred operating expenses of $6.0 million during the third quarter of 2000 compared to $3.9 million during the third quarter of 1999. The increase in Mall operating expenses was attributed to tenant openings throughout and after the third quarter of 1999.

         Interest Income (Expense)
         -------------------------

         Reflecting the investments in the Casino Resort's hotel, casino and convention space and the Mall, the Company's debt levels and associated interest costs have risen significantly. With the opening of these new facilities, the Company's capitalization of interest costs has ceased. Net interest expense was $30.6 million in the third quarter of 2000, compared to $26.6 million in the same period of 1999. Of the $30.6 million, $25.9 million was related to the Casino Resort (excluding the Mall) and $4.7 million was related to the Mall. The increase in interest expense was attributed to increases in interest rates during the past four quarters, and final project borrowings during the fourth quarter of 1999.

         Interest income for the quarter ended September 30, 2000 was $0.4 million compared to $0.4 million in the same period in 1999.

         Nine Months Ended September 30, 2000 compared to Nine Months Ended September 30, 1999
         ------------------------------------------------------------------

         The Casino Resort began operations on May 4, 1999; therefore references to the nine months of 1999 only include 150 out of 270 days of operating revenues and expenses during such period.

         Operating Revenues
         ------------------

         Consolidated net revenues for the nine months ended September 30, 2000 were $468.6 million compared to $143.3 million for the nine months ended September 30, 1999. The increase was a result of two factors: (1) the opening of the Casino Resort on May 4, 1999, resulting in fewer days of operations during the nine months ended September 30, 1999, and (2) the increase in operating revenues in all segments of the Casino Resort during the third quarter of 2000 as compared to the third quarter of 1999. Casino revenues during the nine months ended September 30, 2000 were $264.0 million and room revenues totaled $140.5 million during the same period. During the 150 days of operations of the Casino Resort during the nine months ended September 30, 1999, casino revenues were $77.4 million and room revenues were $49.0 million. Combined food and beverage, retail and other revenues for the nine months ended September 30, 2000 were $75.7 million compared to $28.9 million during the 150 days of operations during the nine months ended September 30, 1999. Mall rental and related revenues for the nine months ended September 30, 2000 were $23.0 million compared to operating revenues of $3.4 million during the nine months ended September 30, 1999.

            Operating Expenses
            ------------------

         The Company's consolidated operating expenses were $366.5 million for the nine months ended September 30, 2000 compared to $138.9 million during the 150 days of operations of the Casino Resort in the nine months ended September 30, 1999. Operating expenses for the nine months ended September 30, 2000 increased in every segment of the Casino Resort as the result of two factors:
(1) the opening of the Casino Resort on May 4, 1999, resulting in fewer days of operations during the nine months ended September 30, 1999, and (2) the increase in operating revenues and related operating expenses in all segments of the Casino Resort during the third quarter of 2000 as compared to the third quarter of 1999.

================================================================================
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
================================================================================

         Other Factors Affecting Earnings
         --------------------------------

         During the second quarter of 2000, the Casino Resort recorded an extraordinary item of $2.8 million for loss on early retirement of debt relating to the restructuring of the Bank Credit Facility. See Part I, Item 1. Financial Statements - Notes to Financial Statements - Note 4, Long-Term Debt.

         For the first nine months of 2000, interest expense and depreciation expense each increased over the prior year's same period due to interest being capitalized prior to the opening of the Casino and certain suites and facilities at the Casino Resort on May 4, 1999, and depreciation beginning on that date. The increase in interest expense was also attributed to increases in interest rates during the past four quarters and final project borrowings during the fourth quarter of 1999. LIBOR, the interest index from which all of the Casino Resort's variable rate debt is calculated, increased from approximately 5.4% during the third quarter of 1999 to approximately 6.7% during the third quarter of 2000. In addition, the restructuring of the Bank Credit Facility, including the addition of the Tranche B Term Loan, and the closing of the Mall Take-out Financing, resulted in an increase of the margins over LIBOR.

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

Liquidity and Capital Resources
-------------------------------

         Venetian Hotel, Casino and Congress Center
         ------------------------------------------

         As of September 30, 2000 and December 31, 1999, the Company held cash and cash equivalents of $49.4 million and $26.3 million, respectively. On these dates, the Company also held restricted cash and investments of $2.2 million and $11.0 million, respectively. Net cash provided by operating activities for the first nine months of 2000 was $76.4 million, compared with $19.9 million used in operating activities for the same period in 1999. The Company's operating cash flow in the first nine months of 2000 was negatively impacted by an increase in trade receivables. Net trade receivables were $43.2 million as of December 31, 1999 and $56.9 million as of September 30, 2000. Hotel receivables increased $0.7 million during the first nine months of 2000 and casino receivables increased $14.0 million during the first nine months of 2000. The net increase in casino receivables is related to the substantial increase in table games revenues during the first nine months of 2000 compared to the first nine months of 1999. The overall rate of increase is consistent with the increase in the Company's revenues. The Company expects a continued increase in trade receivables during 2000 in connection with the extension of casino credit.

         Capital expenditures paid from operating cash flow during the first nine months of 2000 were $10.6 million, and capital expenditures for construction of the Casino Resort paid from restricted project funds were $12.8 million. Capital expenditures for construction of the Casino Resort for the same period in 1999 were $283.0 million. During the first nine months of 2000, the Company paid principal payments of $27.0 million on the Bank Credit Facility (exclusive of payments made from the $50.0 million of proceeds from the Tranche B Term Loan) and $11.2 million on the FF&E Credit Facility.

================================================================================
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
================================================================================

         On September 19, 2000, the Company announced plans to construct the Guggenheim Exhibition Hall, a 63,000 square foot structure adjacent to the Casino Resort (the "Exhibition Hall"), to house various exhibits in conjunction with the Guggenheim Museum Foundation. The Exhibition Hall is presently under construction and is expected to be completed in late spring of 2001, at an estimated cost of $20.0 million. In addition, the Company announced plans to construct 8,000 square feet of display space within the Casino Resort to display art masterworks from the Guggenheim Museum and the State Hermitage Museum in St. Petersburg, Russia. The cost of the construction of the display space has yet to be determined. The Bank Credit Facility and the FF&E Credit Facility each currently allow the Company to spend up to $25.0 million per year for capital expenditures along with unused amounts from previous years. If the cost of these facilities and other previously announced improvements exceed such capital expenditure limitation in any one year period, the Company will need to either defer certain capital expenditures or seek approval from the lenders under the Bank Credit Facility and the FF&E Credit Facility to modify such capital expenditure limitations. The Company does not expect to exceed its capital expenditure limitation in 2000.

         The  Company  has  also  announced  that  it  is  in  the   preliminary
feasibility and design stages of a capital improvement project to add approximately 1,000 all-suite hotel rooms to the Casino Resort (the "Phase I-A Room Addition"). The preliminary plan provides for construction of the room addition above the Casino Resort's parking structure. For the Company to proceed with this project would require the Company to incur additional indebtedness. Depending upon the structure of such indebtedness, this may require the consent of certain existing lenders and modifications to certain existing lender financial covenants. As of this date, no final budget for this project has been determined and the Company has not entered into any agreements to fund such project.

         The Company is reviewing approximately $1.0 million of proposed vendor change orders and claims not related to the Construction Manager's contested construction costs (the "Contested Construction Costs") that are the subject of the litigations and claims described in Part I, Item 1. Financial Statements - Notes to Financial Statements- Note 6, Commitments and Contingencies - Litigation. To the extent any of them are approved, the Company will pay these amounts from remaining restricted cash and other project funds as described below. In addition, the Phase II Subsidiary has outstanding project payables in the amount of $2.9 million to be funded from future equity contributions or borrowings by the Phase II Subsidiary.

         If the Company is required to pay any of the Contested Construction Costs which are not covered by the Insurance Policy, the Company may use cash received from the following sources to fund such costs: (i) the LD Policy, (ii) the Construction Manager, Bovis and P&O pursuant to the Construction Management Contract, the Bovis Guaranty and the P&O Guaranty, respectively, (iii) third parties, pursuant to their liability to the Company under their agreements with the Company, (iv) amounts received from the Phase II Subsidiary for shared facilities designed and constructed to accommodate the operations of the Casino Resort and the Phase II Resort, (v) the Sole Stockholder, pursuant to his liability under the Completion Guaranty, (vi) borrowings under the Revolver,
(vii) additional debt or equity financings, and (viii) operating cash flow. The Sole Stockholder has remaining liability of approximately $5.0 million under the Completion Guaranty to fund excess construction costs (which liability is collateralized with cash and cash equivalents). If the Company were required to pay substantial Contested Construction Costs, and if it were unable to raise or obtain the funds from the sources described above, there could be a material adverse effect on the Company's financial position, results of operations or cash flows.

================================================================================
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
================================================================================

         For the next twelve months, the Company expects to fund its operations, capital expenditures (that are unrelated to the Phase I-A Room Addition) and debt service requirements from existing cash balances, operating cash flow and borrowings under the Revolver of the Bank Credit Facility. The Revolver loan commitment will expire on March 15, 2001. As of September 30, 2000, none of the $40.0 million Revolver availability under the Bank Credit Facility was drawn. The Company plans to request an extension of the availability date of the Revolver from the lenders under the Bank Credit Facility prior to its expiration. The Company has significant debt service payments due during the next twelve months, including principal payments on its Bank Credit Facility and FF&E Credit Facility aggregating $38.9 million and estimated total interest payments (excluding noncash amortization of debt offering costs) of approximately $89.5 million for indebtedness secured by the Casino Resort and $16.6 million for indebtedness secured by the Mall. In addition, the Company estimates total capital expenditures for the Casino Resort of approximately $20.0 million during 2000. By obtaining the Tranche B Term Loan in June 2000, the Company deferred $50.0 million of scheduled amortization under the Bank Credit Facility until March and June 2004, significantly improving near term liquidity. The Company anticipates that its existing cash balances, operating cash flow and available borrowing capacity will continue to provide it with sufficient resources to meet existing debt obligations and foreseeable capital expenditures requirements, however, no assurance can be given that the Company's improved operating results will continue.

         If the Company is required to pay certain significant Contested Construction Costs, or if the Company is unable to meet its debt service requirements, the Company will seek, if necessary and to the extent permitted under the Indentures and the terms of the Bank Credit Facility, additional financing through bank borrowings or debt or equity financings. Also, there can be no assurance that new business developments (such as the Phase I-A Room Addition) or unforeseen events will not occur resulting in the need to raise additional funds. There can be no assurance that additional or replacement financing, if needed, will be available to the Company, and, if available, that the financing will be on terms favorable to the Company, or that the Sole Stockholder or any of his affiliates will provide any such financing.

         New Mall Subsidiary and Transfer of Mall Assets
         -----------------------------------------------

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

         The development of the Phase II Resort may require obtaining additional regulatory approvals. The Company has not yet set a date to begin construction of the Phase II Resort.

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

Other Matters
-------------

         In June 1998, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133") entitled "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If specific conditions are met, a derivative may be specifically designated as a hedge of specific financial exposures. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and, if it used in hedging activities, it depends on its effectiveness as a hedge. SFAS 133 as amended is effective for all fiscal quarters of fiscal years beginning after December 31, 2000. SFAS 133 should not be applied retroactively to financial statements of prior periods. The Company will adopt SFAS 133 when required. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS 133 will have a significant effect on the Company's earnings or financial position.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------  ----------------------------------------------------------

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

                                     Part II

                                OTHER INFORMATION


Item 1.  Legal Proceedings
-------  -----------------

         The Company is party to litigation matters and claims related to its operations and the construction of the Casino Resort. For more information, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and Part I, Item 1. Financial Statements-Notes to Financial Statements-Note 6, Commitments and Contingencies-Litigation.

                                     Part II

                                OTHER INFORMATION


Items 2 through 5 of Part II are not applicable.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)      List of Exhibits

(b)      Reports on Form 8-K

         No report on Form 8-K was filed during the quarter ended September 30, 2000.

================================================================================

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               LAS VEGAS SANDS, INC.

         November 13, 2000            By:      /s/ Sheldon G. Adelson
                                               ---------------------------
                                               Sheldon G. Adelson
                                               Chairman of the Board, Chief
                                               Executive Officer and Director


         November 13, 2000            By:      /s/ Harry D. Miltenberger
                                               --------------------------
                                               Harry D. Miltenberger
                                               Vice President-Finance
                                               (principal financial and
                                               accounting officer)

================================================================================