Form 10-K
period 2000-12-31
LAS VEGAS SANDS INC
filed 2001-03-30
CIK 850994

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

                  For the fiscal year ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of registrant as of March 30, 2001 was $0.

The Company had 925,000 shares of Common Stock outstanding as of March 30, 2001.

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

      The Casino Resort is physically connected to the approximately 1.15 million square foot Sands Expo and Convention Center (the "Expo Center"), one of the largest facilities in the United States specifically designed for trade shows and conventions. Management believes that the combined facilities of the Casino Resort and the Expo Center (which is separately owned by an affiliate of the Company) is one of the largest hotel and meeting complexes in the United States. The Casino Resort was developed on a stand-alone basis as the first phase of a two-phase redevelopment at the site of the Sands. In the second phase of the redevelopment, it is contemplated that another themed resort will be constructed and developed (the "Phase II Resort") by a subsidiary of the Company. Ground breaking for the Casino Resort occurred in April 1997, the Casino Resort opened on May 4, 1999, the Mall opened on June 19, 1999 and substantial completion was achieved on November 12, 1999.

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

      This Annual Report on Form 10-K contains certain forward-looking statements. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Special Note Regarding Forward - Looking Statements."

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

      The Hotel leases space to eight restaurants that are located adjacent to the Casino and five other food outlets located in a Venetian-style market food court located at the casino level of the Hotel. Live entertainment is offered at the 50,000 square foot entertainment complex, "C2K". In addition, the Hotel provides a variety of amenities for its guests, including a state-of-the-art health spa, operated by Canyon Ranch, with massage and treatment rooms, exercise and fitness areas. The Hotel also features an outdoor swimming complex (including three pools, spas, pool bars and cabanas) surrounded by gardens, waterways, fountains and sculptures. The Hotel has been designed to accommodate future expansion, including a 63,000 square foot exhibition hall currently under construction to house various art exhibits in conjunction with the Guggenheim Museum with an expected completion date of September 2001.

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

      The Casino and its adjacent amenities are stylized to resemble a Venetian "palazzo," with architectural and interior design features representative of Venice's Renaissance era. The ceiling in the table games area feature fresco-style paintings of Venetian palaces. The gaming facilities include approximately 2,159 slot machines of various denominations, including popular multi-property, linked progressive games. A high-end slot area, with a private lounge, provides slot customers with premium slot products and services. The Casino's approximately 122 table games (excluding baccarat tables) feature the traditional games of blackjack, craps and roulette, Asian games, such as "Pai Gow" and "Pai Gow Poker," and popular progressive table games, such as "Caribbean Stud Poker" and "Let It Ride." In addition, the Casino offers gaming customers an upscale sportsbook room, a poker area and an upscale baccarat pit with 4 baccarat tables. The baccarat pit is specially designed for premium, "high roller" gaming, with baccarat, blackjack and roulette, direct access to private cash-out windows at the Casino cage and direct access to the Casino's credit department.

      The Mall
      --------

      The Mall offers approximately 445,000 net leasable square feet of shopping, dining and entertainment space located (i) on two levels within the Casino Resort's main structure, between the Casino level and the Hotel tower, and (ii) in a separate approximately 38,000 square foot retail annex adjacent to the Casino Resort's main structure and accessible from the Strip. The Mall includes six dining establishments, five food court outlets and 60 retail stores. Visitors and guests can enter the Mall from several different directions, including from the Strip via a moving sidewalk, from the main gaming area of the Casino via escalators, from the Expo Center through the Congress Center, from a cross-over bridge across the Strip and directly from the Hotel.

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

       In 2000, approximately 1,356,000 visitors attended trade shows and conventions at the Expo Center during 159 show days. The Expo Center hosted 18 events on the 2000 Trade Show Week 200 list of the largest trade shows in the United States in 2000, including the COMDEX Fall Trade Show, the Spring and Fall Western Shoe Show and JCK Jewelry Show, as well as the convention of National Association of Broadcasters, the Automotive Service Industry Association Week and the International Consumer Electronics Show, each of which were multiple location events.

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

      Create a "Must-See" Destination Casino Resort at the Heart of the Las Vegas Strip
      ---------------------------------------------------------------------

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

      Capitalize on the Link to the Expo Center and the Congress Center
      -----------------------------------------------------------------

      The Casino Resort is the first themed entertainment resort in Las Vegas designed specifically to accommodate large-scale trade shows, conventions, conferences and meetings. The Expo Center and the Congress Center provide recurring, predictable demand for mid-week room nights from business travelers. During 2000, approximately 1,356,000 visitors attended trade shows and conventions at the Expo Center. Pursuant to the Cooperation Agreement, the owner of the Expo Center markets the Casino Resort to promoters of Expo Center trade show conventions and other events as the "headquarters hotel" for such events. The Casino Resort offers attendees of events at the Expo Center and the Congress Center the most convenient hotel accommodations in Las Vegas.

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

      Use the Casino Resort's Themed Facilities and Location to Generate Casino Revenues
      -------------------------------------------------------------------------

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

The Las Vegas Market
--------------------

      Las Vegas is one of the fastest growing and largest entertainment markets in the country. Las Vegas hotel occupancy rates are among the highest of any major market in the United States. According to the Las Vegas Convention and Visitors Authority ("LVCVA"), the number of visitors traveling to Las Vegas has increased at a steady and significant rate for the last ten years from 21.0 million visitors in 1990 to 35.8 million visitors in 2000, a compound annual growth rate of 5.4%. In addition, the population of Las Vegas has grown from approximately 863,000 in 1990 to approximately 1,350,000 in 2000, a compound growth rate of 4.8%. Management believes that the growth in the Las Vegas market has been enhanced as a result of a dedicated program by the LVCVA and major Las Vegas hotels to promote Las Vegas as a major vacation and convention site, the increased capacity of McCarran International Airport and the introduction of large, themed destination resorts in Las Vegas.

      Las Vegas as a Trade Show, Convention and Meeting Destination
      -------------------------------------------------------------

      In 2000, Las Vegas was the most popular trade show destination (with a 25% market share of the Trade Show Week 200 Shows in terms of net square footage) and the fourth most popular convention destination in the United States. In 1990, approximately 1.7 million persons attended trade shows and conventions in Las Vegas and spent approximately $1.1 billion. In 2000, the number of trade show and convention attendees had increased to 3.9 million and the amount spent by trade show and convention attendees was approximately $4.3 billion.

       Trade shows are held for the purpose of getting sellers and buyers of products or services together for the purpose of conducting business. Trade shows differ from conventions in that trade shows typically require substantial amounts of space for exhibition purposes and circulation. Conventions generally are group gatherings of companies or groups that require less space for breakout meetings and general meetings of the overall group. Las Vegas offers trade shows and conventions a unique infrastructure for handling the world's largest shows, including the concentration of 48,000 hotel rooms located on the Strip, two convention centers (the Las Vegas Convention Center (the "LVCC") and the Expo Center) with a total of approximately 3.0 million square feet of convention and exhibition space, convenient air service from major cities throughout the United States and other countries and significant entertainment opportunities. Plans have been announced for the addition of 1.0 million square feet of meeting and convention space to the LVCC. The expansion of the LVCC is expected to bring convention and exhibit space in Las Vegas to over 4.0 million square feet. In addition, The MGM Grand Hotel and Casino has constructed a conference and meeting facility of approximately 300,000 gross square feet and the Mirage has announced plans to add 100,000 gross square feet of meeting space. Management believes that Las Vegas will continue to evolve as the country's preferred trade show and convention destination.

      Expanding Hotel Market
      ----------------------

      During 2000, Las Vegas was among the most popular vacation destinations in the United States. Las Vegas has experienced a period of rapid hotel development with the number of hotel and motel rooms in Las Vegas increasing by 69%, from 73,730 in 1990 to 124,270 in 2000. One additional major property on the Strip, the Aladdin, opened during 2000. The Company expects that the concentration of quality themed casino hotels and resorts will increase visitor interest in Las Vegas as a business event and vacation destination, and, as a result, increase overall demand for hotel rooms, gaming and entertainment.

      Growth of Las Vegas Retail Sector and Non-Gaming Revenue Expenditures
      ---------------------------------------------------------------------

      An increasing number of destination resorts are developing non-gaming entertainment to complement their gaming activities in order to draw additional visitors. According to the LVCVA, while gaming revenues have increased from $3.4 billion in 1990 to $7.7 billion in 2000, non-gaming tourist revenues increased from $10.2 billion in 1990 to $21.4 billion in 2000. The newer large themed Las Vegas destination resorts have been designed to capitalize on this development by providing better quality hotel rooms at higher rates and by providing expanded shopping, dining and entertainment opportunities to their patrons in addition to gaming.

      Infrastructure Improvements
      ---------------------------

      Clark County and metropolitan Las Vegas have completed several infrastructure improvements to accommodate the increase in travel to Las Vegas by all modes of transportation. According to the LVCVA, in 2000 visitors to Las Vegas arrived by the following methods of transportation: 45% by air; 40% by auto; 7% by bus; and 8% by recreational vehicle.

      McCarran International Airport Expansion. During the past five years, the facilities of McCarran International Airport have been expanded to accommodate the increased number of airlines and passengers which it services. The number of passengers traveling through McCarran International Airport has increased from
19.1 million in 1990 to 36.9 million in 2000. Long-term expansion plans for McCarran International Airport provide for additional runway and related areas (a new runway was completed in October 1997 and a new terminal and additional gates were completed in 1998).

      Spring  Mountain  Road  Improvements.   A  new  high-speed  off-ramp  from
Interstate 15 (the primary vehicular access from Los Angeles) onto Spring Mountain Road to ease traffic congestion on the Strip was completed in 1999. Spring Mountain Road becomes Sands Avenue and intersects the Strip adjacent to the Venetian's 30-acre site. This major interchange is located approximately one-half mile from the Casino Resort.

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

      Hotel/Casino Properties
      -----------------------

      Competitors of the Casino Resort include new themed resorts on the Strip, such as The Bellagio, Mandalay Bay, Paris and the Aladdin. These projects and others added approximately 14,900 hotel rooms to the Las Vegas inventory from 1998 to 2000. The Casino Resort may also compete with the Phase II Resort, to the extent its business is not complementary to that of the Casino Resort. The future operating results of the Company could be adversely affected by excess Las Vegas room, gaming, conference center and trade show capacity.

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

      The hotel/casino operation of the Casino Resort also competes, to some extent, with other hotel/casino facilities in Nevada and in Atlantic City, with hotel/casino facilities elsewhere in the world and with state lotteries. In addition, certain states have legalized, and others may legalize, casino gaming in specific areas, and passage of the Indian Gaming Regulatory Act in 1988 has led to rapid increases in Native American gaming operations. Such proliferation of gaming venues could significantly and adversely affect the business of the Company. In particular, the legalization of casino gaming in or near metropolitan areas, such as New York, Los Angeles, San Francisco and Boston, from which the Company attracts customers, could have a material adverse effect on the business of the Company. In March 2000, voters in California approved expanded casino gaming on Native American Reservations in that state. The expansion of gaming in California could also have a material adverse effect on the business of the Company.

      Trade Show and Convention Facilities
      ------------------------------------

      The Expo Center, the Congress Center and Las Vegas generally compete with trade show and convention facilities located in and around major cities, including Atlanta, Chicago, New York and Orlando. Within Las Vegas, the Expo Center and the Congress Center compete with the LVCC, which is located off the Strip and currently has 1.3 million gross square feet of convention and exhibit facilities. An additional expansion of over 1.0 million square feet of meeting and exhibition space is planned for the LVCC in 2001 (the "LVCC Expansion"). In addition, The MGM Grand Hotel and Casino has opened a new conference and meeting facility of approximately 300,000 square feet and several other existing or planned major Strip hotel/casino properties are intending to expand or construct conference facilities. The conference and meeting facilities at these hotel/resorts are the Congress Center's primary competition. However, because none of these hotel/resorts plan to offer convention and trade show facilities on the same relative size as the Expo Center (over 1.15 million gross square feet), the LVCC is expected to remain the primary competitor of the Expo Center. To the extent that any of the competitors of the Casino Resort can offer substantial integrated hotel/casino and trade show and convention or conference and meeting facilities, the Casino Resort's competitive advantage in attracting trade show and convention meeting and conference attendees could be adversely affected.

      If the LVCC Expansion is successful, the LVCC will be a much more formidable competitor of the Expo Center and will be able to solely host many large trade shows which had split space between the LVCC and the Expo Center. To the extent that the LVCC is able to capture a substantially larger portion of the trade show and convention business in Las Vegas, there could be a materially adverse impact the on Expo Center and in turn the Company's financial position, results of operations or cash flows given its link to the Expo Center.

      Mall
      ----

      The Mall competes with both themed resorts, which offer shopping, dining and entertainment opportunities to their patrons and other retail malls in or near Las Vegas. The Mall's direct competition includes The Forum Shops at Caesars Palace and The Desert Passage Shops at the Aladdin. The Forum Shops at Caesars Palace may undergo additional expansions in the future. The Mall also competes with The Fashion Show Mall, a more traditional mall located near the Casino Resort which currently is undergoing expansion which will almost double such facility's size, and the planned retail, dining and entertainment mall in the Phase II Resort. Mandalay Resort Group has also announced the development of a retail center near its new Mandalay Bay Resort.

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

Agreements Relating to the Casino Resort
----------------------------------------

      Portions of the Casino Resort (excluding the Mall) first opened to the general public on May 4, 1999, and the Mall opened to the general public on June 19, 1999. Substantial completion of the Casino Resort was achieved on November 12, 1999, and as of December 31, 1999, construction of the Casino Resort and the Mall was complete and virtually all construction costs had been paid. The Company is currently involved in various lawsuits, has asserted various claims against various parties, and has had various claims asserted against it by various parties, in connection with the construction of the Casino Resort. The Company is vigorously pursuing these claims and vigorously defending itself in all relevant legal proceedings. See "Item 3 - Legal Proceedings."

      Construction Management Contract and Construction Manager's Contract Guaranty
      --------------------------------------------------------------------

      The construction of the principal components of the Casino Resort was undertaken by Lehrer McGovern Bovis, Inc. (the "Construction Manager") pursuant to a construction management agreement and certain amendments thereto (as so amended, the "Construction Management Contract"). The Construction Management Contract established a final guaranteed maximum price (the "Final GMP") of $645.0 million, so that, subject to certain exceptions (including an exception for cost overruns due to "scope changes"), the Construction Manager was responsible for any costs of the work covered by the Construction Management Contract in excess of $645.0 million. The Construction Management Contract also established a required "substantial completion" date (the date on which the construction of the Casino Resort was sufficiently complete, including the receipt of necessary permits, licenses and approvals, so that all components of the Casino Resort could be open to the general public) of April 21, 1999 (subject to extensions on account of scope changes and force majeure events), with a per-day liquidated damages penalty for failure to meet such deadline.

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

      Liquidated Damages Insurance
      ----------------------------

      The Construction Manager obtained on behalf of the Company (and at the Company's expense) a liquidated damage insurance policy (the "LD Policy"). The LD Policy covers (with certain exceptions) liquidated damages for delays of not less than one month and not more than four months in achieving substantial completion beyond the date substantial completion is required to be achieved under the Construction Management Contract. See "Item 3 - Legal Proceedings."

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

HVAC Services Agreement and Related Documents
---------------------------------------------

      Atlantic Pacific Las Vegas, LLC (the "HVAC Provider") is a Delaware limited liability company and is owned by an indirect subsidiary of Sempra Energy, a utility holding company.

      Thermal energy (i.e., heating and air conditioning) is provided to the Casino Resort and the Expo Center by the HVAC Provider using certain heating and air conditioning-related and other equipment (the "HVAC Equipment"). In addition, the HVAC Provider provides other energy-related services. Pursuant to the Construction Management Contract, the central HVAC facility (the "HVAC Plant") was constructed by the Construction Manager on land owned by Venetian, which land and HVAC Plant has been leased to the HVAC Provider for a nominal annual rent. The HVAC Equipment is owned by the HVAC Provider, and the HVAC Provider has been granted appropriate easements and other rights so as to be able to use the HVAC Plant and the HVAC Equipment to supply thermal energy to the Casino Resort and the Expo Center (and, potentially, other buildings), so long as such easements do not materially interfere with the operations of the Casino Resort and the Expo Center. The HVAC Provider paid all costs ("HVAC Costs") in connection with the purchase and installation of the HVAC Equipment, which costs totaled $70 million. Venetian acted as the HVAC Provider's agent to cause such purchase and installation to be accomplished. The HVAC Provider has entered into separate service contracts (collectively, the "HVAC Service
Agreements") with (i) Venetian; (ii) Interface; and (iii) the New Mall Subsidiary, for the provision of heat and cooling requirements at agreed-to rates. The charges payable by all users include a fixed component derived using a fixed annual interest rate of 7.1% applied to the HVAC Costs paid by the HVAC Provider to recover a portion of the fair value of the HVAC Equipment over the initial term of the service contracts and leave an agreed-upon residual value. In addition, the users reimburse the HVAC Provider for the annual cost of operating and maintaining the HVAC Equipment and providing certain other energy related services, and pay the HVAC Provider a management fee of $500,000 per year. Each user is allocated a portion of the total agreed-to charges and fees through its service contract, which portion includes paying 100% of the cost of services in connection with the HVAC Equipment relating solely to such user. Each user is not liable for the obligations of the other users; provided, however, that the New Mall Subsidiary is liable for the obligations of each Mall tenant. The HVAC Service Agreements have an initial term of ten years, and provide that upon expiration of such term, users will have the right, but not the obligation, to collectively either extend the term of their agreements for two consecutive periods of five years each or purchase the HVAC Equipment in accordance with purchase provisions set forth in the service contracts.

Agreements Relating to the Phase II Resort
------------------------------------------

      The Casino Resort was developed on a stand-alone basis as the first phase of the planned two-phase redevelopment at the site of the demolished Sands. In the planned second phase of the redevelopment, it is contemplated that a wholly-owned, indirect subsidiary of Venetian (the "Phase II Subsidiary") will construct and develop the Phase II Resort, which also is planned to be a themed resort. In the event the Phase II Resort is not constructed, the Casino Resort has all the attributes and facilities to operate as a stand-alone resort. See "Item 13 -Certain Relationships and Related Transactions - Possible Conflicts of Interest."

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

Regulation and Licensing
------------------------

      The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act") and various local regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada Gaming Control Board (the "NGCB") and the Clark County Liquor and Gaming Licensing Board (the "CCLGLB" and, together with the Nevada Commission and the NGCB, the "Nevada Gaming Authorities").

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

      The Company is required to be licensed by the Nevada Gaming Authorities to operate a casino, and is currently so licensed. The gaming license requires the periodic payment of fees and taxes and is not transferable. The Company was registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, must periodically submit detailed financial and operating reports to the Nevada Gaming Authorities and furnish any other information that the Nevada Gaming Authorities may require. No person may become a stockholder of, or receive any percentage of profits from, the Company without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company operates the Casino pursuant to the Casino Lease between LVSI and Venetian, which provides for a fixed monthly rental payment. The Company possesses all state and local government registrations, approvals, permits and licenses required in order for the Company to engage in gaming activities at the Casino Resort.

      The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or Venetian to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Company must file application and be licensed by the Nevada Gaming Authorities

      The Nevada Gaming Authorities may deny an application for licensing or a finding of suitability for any cause they deem reasonable. A finding of suitability is comparable to licensing; both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability, or the gaming licensee by whom the applicant is employed or for whom the applicant serves, must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities, and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

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

      The Nevada Act requires any person who acquires more than 5% of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, the "institutional investor" as defined in the Nevada Act, which acquires more than 10% but not more than 15% of the Company's voting securities, may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. Under a new provision of the Nevada Act and under certain circumstances, an "institutional investor" as defined in the Nevada Act, which intends to acquire not more than 15% of any class of nonvoting securities of a privately-held corporation, limited partnership or limited liability company that is also a registered holding or intermediary company or the holder of a gaming license, may apply to the Nevada Commission for a waiver of the usual prior licensing or finding of suitability requirement if such institutional investor holds such nonvoting securities for investment purposes only. An institutional investor shall not be deemed to hold nonvoting securities for investment purpose unless the nonvoting securities were acquired and are held in the ordinary course of business as an institutional investor, do not give the institutional investor management authority, and do not, directly or indirectly, allow the institutional investor to vote for the election or appointment of members of the board of directors, a general partner or manager, cause any change in the articles of organization, operating agreement, other organic document, management, polices or operations, or cause any other action that the Nevada Commission finds to be inconsistent with holding nonvoting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding nonvoting securities for investment purpose only include: (i) nominating any candidate for election or appointment to the entity's board of directors or equivalent in connection with a debt restructuring; (ii) making financial and other inquires of management of the type normally made by securities analyst for informational purposes and not to cause a change in the entity's management, polices or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of nonvoting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation. Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or Venetian it: (i) pays that person any dividend or interest upon voting securities of the Company; (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pays remuneration in any form to that person for services rendered or otherwise; or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, the CCLGLB has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

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

      The sale of alcoholic beverages by the Company on the premises of the Casino Resort is subject to licensing, control and regulation by the applicable local authorities. The Company has obtained Clark County gaming and liquor licenses. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect upon the operations of the Company.

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

Risk Factors
------------

      The following risk factors should be read carefully in connection with evaluating the Company and the forward-looking statements contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect the Company, its operating results, its financial condition and the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K. Certain statements in "Risk Factors" constitute "forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors and uncertainties set forth below and elsewhere in this Annual Report on Form 10-K. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Special Note Regarding Forward-Looking Statements."

      Substantial Leverage; Ability to Service Debt
      ---------------------------------------------

      At December 31, 2000, the Company had total indebtedness of approximately $913,412,000 (including $4,263,000 million of accreted original issue discount on the Senior Subordinated Notes). See "Item 8 - Financial Statements and Supplementary Data - Notes to Financial Statements - Note 8 Long-Term Debt." The substantial indebtedness of the Company could limit its ability to respond to changing business and economic conditions. Further, there can be no assurance that the Company will have the right under the agreements governing its debt obligations to issue any additional debt as may be necessary or desirable.

      The ability of the Company to make interest payments on its existing indebtedness depends on its ability to generate sufficient cash flow from operations. There can be no assurance that the Company will be able to generate sufficient cash flow to meet its expenses, including such debt service requirements.

      Operating Restrictions
      ----------------------

      The terms of the Company's secured bank credit facility, the Indentures and the other agreements governing the indebtedness of the Company impose significant operating and financial restrictions on the Company. Such restrictions significantly limit or prohibit, among other things, the ability of LVSI, Venetian and their subsidiaries to incur additional indebtedness, make certain capital expenditures, repay indebtedness prior to its stated maturity, create liens, sell assets or engage in mergers or acquisitions. There can be no assurances that these restrictions will not adversely affect the ability of the Company to finance its future operations or capital needs. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

      Business Contingencies; Competition
      -----------------------------------

      The operations of the Company are subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond the control of the Company. No assurances can be given that the Company will continue to manage the Casino Resort on a profitable basis or to attract a sufficient number of guests, gaming customers and other visitors to the Casino Resort to make its various operations profitable independently or as a whole.

      The casino/hotel industry is highly competitive. Hotels located on or near the Strip compete with other Strip hotels and with other hotels in Las Vegas. The Casino Resort also competes with a large number of hotels and motels located in and near Las Vegas. The Mall competes with retail malls in or near Las Vegas, including The Fashion Show Mall, The Forum Shops at Caesars Palace Hotel and retailers in theme-oriented resorts. Many of the competitors of the Company are subsidiaries or divisions of large public companies and may have greater financial and other resources than the Company. See "- Competition."

      Construction Claims
      -------------------

      The Company is party to litigation matters and claims related to its operations and the construction of the Casino Resort. The Company is currently involved in various lawsuits, has asserted various claims against various parties, and has had various claims asserted against it by various parties, in connection with the construction of the Casino Resort. All of the pending litigation is in preliminary stages, and it is not yet possible to determine the ultimate outcomes. If any litigation or other proceedings concerning the claims of the Construction Manager or its subcontractors were decided adversely to the Company, such litigation or other lien proceedings could have a material adverse effect on the financial position, results of operations or cash flows of the Company to the extent such litigation is not covered by the Insurance Policy. See "Item 3 - Legal Proceedings."

      Government Regulation
      ---------------------

      The gaming operations and the ownership of securities of the Company are subject to extensive regulation by the Nevada Commission, the NGCB and the CCLGLB. The Nevada Gaming Authorities have broad authority with respect to licensing and registration of entities and individuals involved with the Company. See "- Regulation and Licensing."

      Although the Company currently holds a gaming license issued by the Nevada Gaming Authorities, the Nevada Gaming Authorities may, among other things, revoke the gaming license of any corporate entity (a "Corporate Licensee") or the registration of a Registered Corporation or any entity registered as a holding company of a Corporate Licensee. In addition, the Nevada Gaming Authorities may revoke the license or finding of suitability of any officer, director, controlling person, shareholder, noteholder or key employee of a licensed or registered entity. If the gaming licenses of the Company were revoked for any reason, the Nevada Gaming Authorities could require the closing of the Casino, which would result in a material adverse effect on the business of the Company.

      Dependence Upon Key Management
      ------------------------------

      The ability of the Company to maintain its competitive position is dependent to a large degree on the services of the Company's senior management team, including Sheldon G. Adelson, currently LVSI's sole stockholder. Although certain of the senior managers of the Company have employment agreements with the Company, there can be no assurance that such individuals will remain with the Company. The death or loss of the services of any of the senior managers or an inability to attract and retain additional senior management personnel could have a material adverse effect on the Company. There can be no assurance that the Company will be able to retain its existing senior management personnel or to attract additional qualified senior management personnel.

      Sole Stockholder
      ----------------

      The Sole Stockholder beneficially owns all of the outstanding common equity of Venetian and LVSI. LVSI acts as the managing member of Venetian. Except for actions that require the approval of the Special Director (as defined herein), the Sole Stockholder will be able to control the business, policies and affairs of the Company, including the election of directors and major corporate transactions of LVSI.

      Possible Conflicts of Interest
      ------------------------------

      The planned second phase of the redevelopment at the site of the demolished Sands is the Phase II Resort. The Phase II Resort is planned to be constructed on the Phase II Land. There is no guarantee that the Phase II Resort will be built in the near future, in the manner currently planned, or at all. In addition, although the Company intends to construct the Phase II Resort so as to mitigate the impact of such construction on the Casino Resort, there can be no assurance that such construction will commence as planned, and therefore, the construction of the Phase II Resort may adversely impact portions of the Casino Resort.

      The common ownership of the Casino Resort and the Phase II Resort may result in potential conflicts of interest. For example, management may offer discounts and other incentives for visitors to stay at the Phase II Resort, which might result in a competitive advantage of the Phase II Resort over the Casino Resort. In addition, management may choose to allocate certain business opportunities to the Phase II Resort rather than to the Casino Resort. Although common ownership of both the Casino Resort and the Phase II Resort often may result in economies, efficiencies and joint business opportunities for the two resorts in the aggregate, the Casino Resort may, in certain circumstances, bear the greater burden of the expenses that are shared by both resorts. In addition, inasmuch as there may be a common management for both the Casino Resort and the Phase II Resort, management's time may be split between overseeing the operation of each resort, and management, in certain circumstances, may devote more time to its ownership and operations responsibilities of the Phase II Resort than those of the Casino Resort. Finally, because it is expected that the Company will lease and operate the casino for the Phase II Resort, potential conflicts may arise from the common operation of the Casino and the Phase II Resort casino, such as the allocation of management's time.

      The common ultimate ownership, and management, of the Casino Resort and the Expo Center also may result in potential conflicts of interest. The Expo Center and the Congress Center are potential competitors in the business conference and meetings business. As a result, the Casino Resort could engage in certain businesses that may have an adverse impact on the Expo Center. However, under the Cooperation Agreement, Venetian has agreed that it will not conduct, or permit to be conducted at the Casino Resort, trade shows or expositions of the type generally held at the Expo Center. Furthermore, management may engage in marketing practices with respect to the Casino Resort that are intended to benefit the Expo Center and may have a detrimental effect on the Casino Resort. See "Item 13 - Certain Relationships and Related Transactions - Cooperation Agreement."

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

ITEM 3. --LEGAL PROCEEDINGS
---------------------------

      The Company is party to litigation matters and claims related to its operations and the construction of the Casino Resort. Except as described below, the Company does not expect that the final resolution of these matters will have a material adverse impact on the financial position, results of operations or cash flows of the Company.

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

      In response to Venetian's breach of contract claims against the Construction Manager, Bovis and P&O, the Construction Manager filed a complaint on August 3, 1999 against Venetian in the District Court of Clark County, Nevada. The action alleges a breach of contract and quantum meruit claim under the Construction Management Contract and also alleges that Venetian defrauded the Construction Manager in connection with the construction of the Casino Resort. The Construction Manager seeks damages, attorney's fees and costs and punitive damages. In the lawsuit, the Construction Manager claims that it is owed approximately $90.0 million from Venetian and its affiliates. This complaint was subsequently amended by the Construction Manager, which also filed an additional complaint against the Company relating to work done and funds advanced with respect to the contemplated development of the Phase II Resort. Based upon its preliminary review of the complaints, the fact that the Construction Manager has not provided Venetian with reasonable documentation to support such claims, and the Company's belief that the Construction Manager has materially breached its agreements with the Company, the Company believes that the Construction Manager's claims are without merit and intends to vigorously defend itself and pursue its claims against the Construction Manager in any litigation.

      In connection with these disputes, as of December 31, 1999 the Construction Manager and its subcontractors filed mechanics liens against the Casino Resort for $145.6 million and $182.2 million, respectively. The Company believes that a major reason these lien amounts exceed the Construction Manager's claims of $90.0 million is based upon a duplication of liens through the inclusion of lower tier claims by subcontractors in the liens of higher tier contractors, including the lien of the Construction Manager. As of December 31, 1999, the Company had purchased surety bonds for virtually all of the claims underlying these liens (other than approximately $15.0 million of claims with respect to which the Construction Manager purchased bonds). As a result, there can be no foreclosure of the Casino Resort in connection with the claims of Construction Manager and its subcontractors. However, the Company will be required to pay or immediately reimburse the bonding company if, and to the extent that, the underlying claims are judicially determined to be valid. If such claims are not settled, it is likely to take a significant amount of time for their validity to be judicially determined.

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

      In June 2000, the Company purchased an insurance policy (the "Insurance Policy") for loss coverage in connection with all litigation relating to the construction of the Casino Resort (the "Construction Litigation"). Under the Insurance Policy, the Company will self-insure the first $45.0 million and the insurer will insure up to the next $80.0 million of any possible covered losses. The Insurance Policy provides coverage for any amounts determined in the Construction Litigation to be owed to the Construction Manager or its subcontractors relating to claimed delays, inefficiencies, disruptions, lack of productivity/unauthorized overtime or schedule impact, allegedly caused by the Company during construction of the Casino Resort, as well as any defense costs. The insurance is in addition to, and does not affect; any scope change guarantees provided by the Sole Stockholder pursuant to the Sole Stockholder's $25.0 million collateralized completion guaranty (the "Completion Guaranty").

      All of the pending litigation described above is in preliminary stages and it is not yet possible to determine its ultimate outcome. If any litigation or other proceedings concerning the claims of the Construction Manager or its subcontractors were decided adversely to the Company, such litigation or other lien proceedings could have a material adverse effect on the financial position, results of operations or cash flows of the Company, to the extent such litigation is not covered by the Insurance Policy.

ITEM 4. --SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

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

Holders
-------

      As of March 30, 2001, the Sole Stockholder was the only holder of record of the common stock of LVSI.

Dividends
---------

      LVSI did not pay any dividends in 1999 or 2000. The Company's current long-term debt arrangements prohibit or restrict the payment of cash dividends. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Item 8 - Financial Statements and Supplementary Data - Notes to Financial Statements - Note 8 - Long-Term Debt."

ITEM 6. --SELECTED FINANCIAL DATA
---------------------------------

      The historical selected financial data set forth below should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2000, 1999 and 1998, and the balance sheet data at December 31, 2000 and 1999 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 1997 and 1996 and the balance sheet data at December 31, 1998, 1997 and 1996 are derived from the Company's audited financial statements that do not appear herein. The historical results are not necessarily indicative of the results of operations to be expected in the future.

================================================================================
                          STATEMENT OF OPERATIONS DATA

                     (In thousands, except per share data)
================================================================================

                                                  Year-Ended December 31,
                                                  -----------------------

                                               2000     1999(1)(3)     1998
                                            ---------   ---------   ---------

Gross revenues                              $ 635,974   $ 277,807   $     937
Promotional allowance                         (46,296)    (25,045)         --
                                            ---------   ---------   ---------
Net revenues                                  589,678     252,762         937
Operating expenses                            452,905     248,949       8,822
                                            ---------   ---------   ---------
Operating income (loss)                       136,773       3,813      (7,885)
Interest expense, net                        (118,036)    (68,847)    (21,878)
                                            ---------   ---------   ---------
Income (loss) before extraordinary
    item                                       18,737     (65,034)    (29,763)
  Loss on early
    retirement of debt                         (2,785)       (589)         --
                                            ---------   ---------   ---------
Net income (loss)                           $  15,952   $ (65,623)  $ (29,763)
                                            =========   =========   =========
Per Share Data

   Basic and diluted income (loss) per
     share before extraordinary item        $    0.28   $  (85.87)  $  (46.93)
                                            =========   =========   =========
   Basic and diluted loss per share
     after extraordinary item               $   (2.74)  $  (86.51)  $  (46.93)
                                            =========   =========   =========

OTHER DATA
   Capital expenditures                     $  28,589   $  319,106  $  508,399
   Cash dividends per common share          $      --   $       --  $       --

                                                  As of December 31
                                                  -----------------

                                              2000        1999        1998
                                            --------    --------    --------
BALANCE SHEET DATA
   Total assets                             $1,232,059  $1,209,602  $1,005,944
   Long-term debt                              863,293     907,754     744,154
   Stockholders' equity                         13,176      15,706      67,937

----------
(1) Operations of the Sands ceased in June 1996 to accommodate demolition of the facility and the construction of the Casino Resort. The Casino Resort opened May 4, 1999.
(3) Financial data for 1999 has been restated to reflect the adoption of Emerging Issues Task Force Issue 00-14 ("EITF 00-14"). The adoption of EITF 00-14 had no effect on net income. See Item 8 - Financial Statements and Supplementary Data - Notes to Financial Statements - Notes 2 - Summary of Significant Accounting Polices - Casino Revenue and Promotional Allowances.



================================================================================
                          STATEMENT OF OPERATIONS DATA

                     (In thousands, except per share data)
================================================================================

                                              Year-Ended December 31,
                                              -----------------------

                                                1997        1996(1)(2)
                                              ---------     ----------

Gross revenues                                $     895     $  44,044
Promotional allowance                                --        (3,483)
                                              ---------     ---------
Net revenues                                        895        40,561
Operating expenses                              (1,727)        99,890
                                              ---------     ---------
Operating income (loss)                           2,622       (59,329)
Interest expense, net                            (3,142)       (3,666)
                                              ---------     ---------
Income (loss) before extraordinary
    item                                           (520)      (62,995)
  Loss on early retirement of debt                   --            --
                                              ---------     ---------
Net income (loss)                             $    (520)    $ (62,995)
                                              =========     =========
Per Share Data

   Basic and diluted income (loss) per
     share before extraordinary item          $   (0.56)    $  (68.10)
                                              =========     =========
   Basic and diluted loss per share
     after extraordinary item                 $   (0.56)    $  (68.10)
                                              =========     =========

OTHER DATA
   Capital expenditures                       $  130,827    $  18,829
   Cash dividends per
     common share                             $    29.84    $      --

                                                 As of December 31
                                                 -----------------

                                                1997        1996
                                               ------      ------

BALANCE SHEET DATA
   Total assets                               $ 747,767    $114,109
   Long-term debt                               515,612        --
   Stockholders' equity                         111,347     106,335

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


ITEM 7.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

      The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. See "- Special Note Regarding Forward - Looking Statements."

General
-------

      The Company owns and operates the Casino Resort, a large-scale Venetian-themed hotel, casino, retail, meeting and entertainment complex in Las Vegas, Nevada. The Casino Resort includes the first all-suites hotel on the Strip with 3,036 suites; a gaming facility of approximately 116,000 square feet; an enclosed retail, dining and entertainment complex of approximately 445,000 net leasable square feet; and a meeting and conference facility of approximately 500,000 square feet. The Company is party to litigation matters and claims related to its operations and construction of the Casino Resort that it does not expect to have a material adverse effect on its financial position, result of operation or its cash flows. See "Item 3-Legal Proceedings."

Result of Operations
--------------------

        Prior to the opening of the Casino Resort, the Company's operating income from June 30, 1996 to May 4, 1999 consisted primarily of rental and royalty income. Pre-opening activities associated with the opening of the Casino Resort commenced during the second quarter of 1998 and related costs are included in operating expenses during 1999 and 1998. Other income and expenses during 1998 and through May 4, 1999 consisted of interest income and non-capitalized interest expense associated with financing the development of the Casino Resort.

Year Ended December 31, 2000 compared to the Year Ended December 31, 1999
-------------------------------------------------------------------------

      The Casino Resort began operations on May 4, 1999 and the Mall began operations on June 19, 1999, and therefore, neither the Casino Resort nor the Mall had any operating revenues or operating expense before such dates. All references to 1999 include 242 days of operations of the Casino Resort and 195 days of operations of the Mall.

      Operating Revenues
      ------------------

      Net revenues for the year ended December 31, 2000 were $589.7 million, representing an increase of $336.9 million when compared with $252.8 million during 1999. The increase in net revenues was due to growth in every revenue segment at the Casino Resort and the longer operating period in 2000.

      Casino revenues for the year ended December 31, 2000 were $307.5 million, representing an increase of $179.2 million when compared with $128.3 million during 1999. The increase in casino revenues at the Casino Resort was primarily a result of the longer operating period in 2000, as well as higher table games and slots volume during comparable periods.

      Room revenues for 2000 were $192.3 million, representing an increase of $102.7 million when compared with $89.6 million during 1999. The increase was due to the longer operating period in 2000 and a higher occupancy of 95.2% in 2000, when compared with 81.7% in 1999. In addition, the Company achieved a higher average daily room rate of $182 in 2000 versus $159 in 1999.

      Food and beverage revenues for 2000 were $67.1 million, representing an increase of $36.3 million when compared with $30.8 million for 1999. This increase resulted from the longer operating period in 2000, additional banquet revenues generated from a full year of operation at the Congress Center and greater room service revenues as a result of higher occupancy levels.

      Retail and other revenues increased $39.9 million, from $29.2 million in 1999 to $69.1 million in 2000. The Mall revenues were $30.2 million during 2000, compared to $9.8 million during 1999. The increase in Mall revenues was attributable to completion of leasing of the Mall space and the longer operating period in 2000. Mall occupancy is currently approximately 95% of leaseable space.

      Operating Expenses
      ------------------

      Operating expenses (before pre-opening and corporate expense) for 2000 were $446.6 million, representing an increase of $221.6 million when compared with $225.0 million for 1999. The increase was primarily due to the longer operating period in 2000, increased casino expenses resulting from higher gaming taxes and marketing expenses on the increased revenues, and an increase in the provision for doubtful accounts. Mall operating expenses were $19.3 million during 2000 compared to $9.2 million during 1999. The increase was attributable to completion of leasing of the Mall space and the longer operating period in 2000.

      Pre-opening and other non-recurring expenses for the year ended December 31, 1999 of $21.5 million represent costs principally associated with the opening of the Casino Resort on May 4, 1999. There were no pre-opening expenses during the year ended December 31, 2000.

      Corporate expense was $6.3 million in 2000, compared with $2.5 million in 1999. The increase was due to the creation of the corporate division in the fourth quarter of 1999 and consequently the longer operating period in 2000.

      Rental expense primarily related to the HVAC Plant for 2000 was $11.1 million, including $8.9 million for the Casino Resort and $2.2 million for the Mall. Rental expenses were $6.3 million during the shorter operating period in 1999 including, $5.1 million for the Casino Resort and $1.2 million for the Mall.

      Interest Income (Expense)
      -------------------------

      Reflecting the investments in the Hotel, the Casino and Congress Center and the Mall, the Company's debt levels and associated interest costs have risen significantly. With the opening of these new facilities, the Company's capitalization of interest costs has ceased. Interest expense was $119.8 million in 2000, compared to $71.4 million, excluding capitalized interest of $31.3 million in 1999.

      Interest income was $1.8 million and $2.5 million for the years ended December 31, 2000 and 1999, respectively. Because construction of the Casino Resort was virtually complete during the fourth quarter of 1999, the Company only capitalized interest of $0.1 million during the year ended December 31, 2000, versus $31.3 million of interest capitalized during the year ended December 31, 1999.

Year Ended December 31, 1999 compared to the Year Ended December 31, 1998
-------------------------------------------------------------------------

      The Casino Resort began operations on May 4, 1999 and therefore only had minimal operating revenues and operating expenses during 1998.

      Operating Revenues
      ------------------

      Revenues for the year ended December 31, 1998 were $0.9 million and consisted primarily of rental and royalty income.

      Operating Expenses
      ------------------

      Operating expenses during 1999 include pre-opening expenses of $21.5 million and $8.7 million during 1998. Pre-opening expenses included payroll, advertising, professional services and other general and administrative expenses related to the opening of the Casino Resort. Depreciation and amortization expense was $0.1 million for 1998 and $25.1 million for 1999.

      Interest Income (Expense)
      -------------------------

      Interest income decreased to $2.5 million during 1999 from $17.1 million during 1998, primarily as a result of expending the proceeds received from the sale of the Company's $425.0 million of 12 1/4% Mortgage Notes due 2004 (the "Mortgage Notes") and 14 1/4% Senior Subordinated Notes due 2005 (the "Senior Subordinated Notes" and together with the Mortgage Notes, the "Notes") on November 14, 1997. The increase in interest expense to $71.4 million, excluding capitalized interest of $31.3 million, during 1999 from $39.0 million, excluding capitalized interest of $39.7 million, during 1998 represents the non-capitalized interest expense resulting from debt incurred related to the financing of the Casino Resort.

Other Factors Affecting Earnings
--------------------------------

      The Company incurred pre-opening expenses of $21.5 million during the year ended December 31, 1999, compared to $8.7 million for the year ended December 31, 1998. From the inception of the project, the Company expensed $30.2 million for pre-opening activities. Pre-opening expenses included payroll, advertising, professional services and other general and administrative expenses related to the opening of the Casino Resort.

      The Company incurred an extraordinary charge in 2000 of $2.8 million for early retirement of debt related to re-structuring the Company's secured bank credit facility (the "Bank Credit Facility"), and $0.6 million in 1999 related to the take-out financing of the Mall. See "-Liquidity and Capital Resources - New Mall Subsidiary and Transfer of Mall Assets."

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

Liquidity and Capital Resources
-------------------------------

      Venetian Hotel, Casino and Congress Center
      ------------------------------------------

      As of December 31, 2000 and December 31, 1999, the Company held cash and cash equivalents of $42.6 million and $26.3 million, respectively. On such dates, the Company also held restricted cash and investments of $2.5 million and $11.0 million, respectively. Net cash provided by operating activities for 2000 was $81.0 million and net cash used in operating activities in 1999 was $30.1 million. The Company's operating cash flow in 2000 was negatively impacted by an increase in trade receivables. The Company expects a more modest increase in trade receivables during 2001 in connection with the extension of casino credit.

      Capital expenditures paid from operating cash flow during 2000 were $16.4 million and capital expenditures for construction of the Casino Resort paid from restricted project funds and operating cash flows were $12.2 million. Capital expenditures during 1999 were $319.1 million, consisting primarily of construction of the Casino Resort.

      On September 19, 2000, the Company announced plans to construct the Guggenheim Exhibition Hall, a 63,000 square foot structure adjacent to the Casino Resort (the "Exhibition Hall"), to house various exhibits in conjunction with the Guggenheim Museum Foundation. The Exhibition Hall is presently under construction and is expected to be completed in September 2001, at an estimated cost of $21.0 million. In addition, the Company announced plans to construct 8,000 square feet of display space within the Casino Resort to display art masterworks from the Guggenheim Museum and the State Hermitage Museum in St. Petersburg, Russia at an estimated cost of $6.0 million. The Bank Credit Facility and the Company's $97.7 million credit facility secured by certain furniture, fixtures and equipment (the "FF&E Credit Facility") each currently allow the Company to spend up to $25.0 million per year for capital expenditures along with unused amounts from previous years. The Company estimates total planned capital expenditures for the Casino Resort of approximately $46.4 million during 2001. The Company will seek approval from the lenders under the Bank Credit Facility and the FF&E Credit Facility to modify such capital expenditure limitations. If the Company does not receive approval for the increase in the capital expenditure limitations it will defer certain capital expenditures to comply with the limitations.

      The Company has also announced that it is in the preliminary feasibility and design stages of a capital improvement project to add approximately 1,000 all-suite hotel rooms to the Casino Resort (the "Phase I-A Room Addition"). The preliminary plan provides for construction of the Phase I-A Room Addition above the Casino Resort's parking structure. In addition coinciding with the construction of the Phase I-A Room Addition, the Phase II Subsidiary will construct 100,000 square feet of meeting space with tentative plans to lease the space to the Casino Resort. For the Company to proceed with this project would require the Company and the Phase II Subsidiary to incur additional indebtedness. Depending upon the structure of such indebtedness, this may require the consent of certain existing lenders and modifications to certain existing lender financial covenants. As of this date, no final budget for this project has been determined and the Company has not entered into any agreements to fund such project.

      The Phase II Subsidiary has outstanding project payables in the amount of $2.9 million to be funded from future equity contributions or borrowings by the Phase II Subsidiary.

      As discussed in "Item 3-Legal Proceedings" above, the Company is a party to certain litigation matters and claims related to construction of the Casino Resort. If the Company is required to pay any of the Construction Manager's contested construction costs (the "Contested Construction Costs") which are not covered by the Insurance Policy, the Company may use cash received from the following sources to fund such costs: (i) the LD Policy, (ii) the Construction Manager, Bovis and P&O pursuant to the Construction Management Contract, the Bovis Guaranty and the P&O Guaranty, respectively, (iii) third parties, pursuant to their liability to the Company under their agreements with the Company, (iv) amounts received from the Phase II Subsidiary for shared facilities designed and constructed to accommodate the operations of the Casino Resort and the Phase II Resort, (v) the Sole Stockholder, pursuant to his liability under the Completion Guaranty, (vi) borrowings under the revolver portion of the Bank Credit Facility (the "Revolver"), (vii) additional debt or equity financings, and (viii) operating cash flow. The Sole Stockholder has remaining liability of approximately $5.0 million under the Completion Guaranty to fund excess construction costs (which liability is collateralized with cash and cash equivalents). If the Company were required to pay substantial Contested Construction Costs, and if it were unable to raise or obtain the funds from the sources described above, there could be a material adverse effect on the Company's financial position, results of operations or cash flows.

      For the next twelve months, the Company expects to fund its operations, capital expenditures (that are unrelated to the Phase I-A Room Addition) and debt service requirements from existing cash balances, operating cash flow and borrowings under the Revolver. As of December 31, 2000, none of the $40.0 million Revolver availability was drawn. The Company recently obtained an extension of the availability date of the Revolver from the lenders under the Bank Credit Facility, from March 15, 2001 to September 15, 2001. The Company anticipates the Revolver to be extended beyond September 5, 2001 however, there can be no assurance that such financing arrangement will be completed during 2001. The Company has significant debt service payments due during the next twelve months, including principal payments on its Bank Credit Facility and FF&E Credit Facility aggregating $50.1 million and estimated total interest payments (excluding noncash amortization of debt offering costs) of approximately $87.8 million for indebtedness secured by the Casino Resort and $15.7 million for indebtedness secured by the Mall. In addition, the Company estimates total capital expenditures for the Casino Resort of approximately $46.4 million during 2001. The Company anticipates that its existing cash balances, operating cash flow and available borrowing capacity will continue to provide it with sufficient resources to meet existing debt obligations and foreseeable capital expenditures requirements. As mentioned above, construction of the Phase I-A Room Addition or additional plans for the Phase II Resort would require the Company to incur additional indebtedness.

      The Bank Credit Facility and FF&E Credit Facility contain certain covenants that require the Company to pass a number of financial tests relating to, among other things, a minimum consolidated earnings before interest, taxes, depreciation and amortization ("EDITDA"), a consolidated leverage ratio; and a fixed charge coverage ratio (all as defined in the respective credit agreements). Additionally, the debt instruments contain certain restrictions that, among other things, limit the ability of the Company and/or certain subsidiaries to incur additional indebtedness, issue disqualified stock or equity interests, pay dividends or make other distributions, repurchase equity interests or certain indebtedness, create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell assets of the Company without prior approval of the lenders or noteholders. The Company is also a party to certain intercreditor arrangements. The intercreditor agreements set forth the lender's interests and claims in the Company's assets as collateral for borrowings.

      Consolidated EBITDA is dependent on the Company's results of operations, which in turn are partially dependent on tables games revenues. While the table games win percentage is reasonably predictable over the long term, it can fluctuate significantly from quarter to quarter, affecting table games revenues. The financial covenants involving EBITDA are applied on a rolling four-quarter basis, and the Company's compliance with financial covenants can be temporarily affected if the Company experiences an unusually low win percentage in a particular quarter, which is not offset in subsequent quarters or by other results of operations.

      The Company has remained in compliance with these covenants during 2000. However, the Company expects to be challenged to meet certain covenant tests in the first quarter of 2001 due to an extremely low win percentage for certain quarters during the rolling measurement period. These covenants allow the Sole Stockholder to increase EBITDA for measurement purposes by issuing a standby letter of credit to the Company's lenders. The Company anticipates that it will use this letter of credit mechanism during the first quarter of 2001 to meet the covenant test. The Company further anticipates that the win percentage will return to normal levels over time, and that it will cancel the standby letter of credit once it is no longer needed to meet the test.

      If the Company is required to pay certain significant Contested Construction Costs, or if the Company is unable to meet its debt service requirements, the Company will seek, if necessary and to the extent permitted under the indentures pursuant to which the Notes were issued (the "Indentures") and the terms of the Bank Credit Facility and the FF&E Credit Facility, additional financing through bank borrowings or debt or equity financings. Also, there can be no assurance that new business developments (such as the Phase I-A Room Addition) or unforeseen events will not occur resulting in the need to raise additional funds. There can be no assurance that additional or replacement financing, if needed, will be available to the Company, and, if available, that the financing will be on terms favorable to the Company, or that the Sole Stockholder or any of his affiliates will provide any such financing.

      New Mall Subsidiary and Transfer of Mall Assets
      -----------------------------------------------

      On November 12, 1999, Grand Canal Shops Mall Construction, LLC transferred the Mall and related assets (the Mall and such assets, collectively, the "Mall Assets") to its subsidiary, Grand Canal Shops Mall, LLC (the "Mall Subsidiary"). Upon such transfer, the Mall Assets were released as security to the holders of the Mortgage Notes and for the indebtedness under the Bank Credit Facility, the indebtedness under the $140.0 million mall construction loan facility (the "Mall Construction Loan Facility") was assumed by the Mall Subsidiary and all entities comprising the Company, other than the Mall Subsidiary, were released from all obligations under the Mall Construction Loan Facility.

      On December 20, 1999, the Mall Construction Loan Facility was paid off in full with the proceeds of (a) A $105.0 million first priority take-out loan (the "Tranche A Take-out Loan") made by Goldman Sachs Mortgage Company, the Bank of Nova Scotia and other lenders (collectively, the "Tranche A Take-out Lender") and (b) a $35.0 million second priority take-out loan (the "Tranche B Take-out Loan") and, together with the Tranche A Take-out Loan, the "Mall Take-out Financing") made by an entity wholly owned by the Sole Stockholder (the "Tranche B Take-out Lender"). The Mall Take-out Financing is secured by a $20.0 million guaranty made by the Sole Stockholder (the "Mall Take-out Guaranty"). The annual interest rate on the Tranche A Take-out Loan is 350 basis points over 30 day LIBOR. The Tranche A Take-out Loan is due in full on December 20, 2002 and no principal payments are due thereunder until such date. The Tranche B Take-out Loan bears interest at 14% per annum. The initial maturity date is December 20, 2004 with a right of extension to December 20, 2007. No principal payments are due until maturity. Also on December 20, 1999, the Mall Assets were transferred from the Mall Subsidiary to the New Mall Subsidiary, the obligor under the Mall Take-out Financing.

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

      Phase II Resort and Transfer of Phase II Land
      ---------------------------------------------

      If the Phase II Subsidiary determines to construct the Phase II Resort, the Phase II Subsidiary will be required to raise substantial debt and/or equity financings. Currently, there are no commitments to fund any portion of the construction and development costs of the Phase II Resort. The Phase II Land was transferred to the Phase II Subsidiary in 1998. On December 31, 1999, an additional 1.75 acres of land was contributed indirectly by the Sole Stockholder to the Phase II Subsidiary. The development of the Phase II Resort may require obtaining additional regulatory approvals. The Company has not yet set a date to begin construction of the Phase II Resort.

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

Other Matters
-------------

      In June 1998, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133") entitled "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If specific conditions are met, a derivative may be specifically designated as a hedge of specific financial exposures. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and, if used in hedging activities, it depends on its effectiveness as a hedge. SFAS 133 as amended is effective for all fiscal quarters of fiscal years beginning after December 31, 2000. SFAS 133 should not be applied retroactively to financial statements of prior periods. The Company will adopt SFAS 133 when required. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS 133 will have a significant effect on the Company's earnings or financial position.

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

ITEM 7A. --QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------

      Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company's primary exposure to market risk is interest rate risk associated with its long-term debt. The Company attempts to manage its interest rate risk by managing the mix of its long-term fixed-rate borrowings and variable rate borrowings under the Bank Credit Facility, the Tranche A Take-out Loan and the FF&E Credit Facility, and by use of interest rate cap and floor agreements. The ability to enter into interest rate cap and floor agreements will allow the Company to manage its interest rate risk associated with its variable rate debt. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and " Item 8 - Financial Statements and Supplementary Data - Notes to Financial Statements - Note 8 Long-Term Debt."

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

INDEX TO FINANCIAL STATEMENTS
-----------------------------

Financial Statements:

Report of Independent Accountants..........................................29

Consolidated Balance Sheets at December 31, 2000 and 1999..................30

Consolidated Statements of Operations for each of the three
years in the period ended December 31, 2000................................31

Consolidated Statements of Stockholder's Equity for each of the three years in the period ended December 31, 2000..........................32

Consolidated Statements of Cash Flows for each of the three
years in the period ended December 31, 2000................................33

Notes to Financial Statements..............................................34

Financial Statement Schedules:
    Report of Independent Accountants......................................57
    Schedule II - Valuation and Qualifying Accounts........................58


The financial data included in the financial data schedule should be read in conjunction with the consolidated financial statements. All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or the notes thereto.

                        Report of Independent Accountants
                        ---------------------------------



To the Directors and Sole Stockholder of Las Vegas Sands, Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholder's equity and of cash flows present fairly, in all material respects, the financial position of Las Vegas Sands, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Las Vegas, Nevada
February 2, 2001

================================================================================
                              LAS VEGAS SANDS, INC.
                           Consolidated Balance Sheets

                             (Dollars in thousands)
================================================================================

                                                           December 31
                                                           -----------
                                                      2000              1999
                                                  ----------         ----------
ASSETS
Current assets:

    Cash and cash equivalents ..............      $   42,606         $   26,252
    Restricted cash and
     investments ...........................           2,549             10,980
    Accounts receivable, net ...............          64,328             43,203
    Inventories ............................           3,868              4,516
    Prepaid expenses .......................           3,672              4,072
                                                  ----------         ----------
Total current assets                                 117,023             89,023

    Property and equipment, net ............       1,062,093          1,079,192
    Deferred offering costs, net ...........          22,314             29,865
    Other assets, net ......................          30,955             11,522
                                                  ----------         ----------
                                                  $1,232,385         $1,209,602
                                                  ==========         ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Accounts payable .......................      $   23,835         $   18,128
    Construction payables ..................           6,212             10,178
    Construction payables-contested ........           7,232              7,232
    Accrued interest payable ...............          13,277             12,490
    Other accrued liabilities ..............          76,735             43,392
    Current maturities of long-term debt ...          50,119             42,859
                                                  ----------         ----------
Total current liabilities ..................         177,410            134,279
Other long-term liabilities ................          10,494              2,333
Long-term debt .............................         863,293            907,754
                                                  ----------         ----------
                                                   1,051,197          1,044,366
                                                  ----------         ----------
Redeemable Preferred Interest in
 Venetian Casino Resort, LLC,
 a wholly owned subsidiary .................         168,012            149,530
                                                  ----------         ----------
Commitments and contingencies

Stockholder's equity:
   Common stock, $.10 par value, 3,000,000
    shares authorized, 925,000 shares issued
    and outstanding ........................              92                 92
   Capital in excess of par value ..........          94,240            112,722
   Accumulated deficit since June 30, 1996 .         (81,156)           (97,108)
                                                  ----------         ----------
                                                      13,176             15,706
                                                  ----------         ----------
                                                  $1,232,385         $1,209,602
                                                  ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

================================================================================
                              LAS VEGAS SANDS, INC.
                      Consolidated Statements of Operations

                      (In thousands, except per share data)
================================================================================

                                                   Year Ended December 31
                                                   ----------------------

                                            2000            1999          1998
                                          --------        --------     --------
Revenues:
   Casino ...........................     $307,504        $128,269     $   --
   Rooms ............................      192,327          89,585         --
   Food and beverage ................       67,052          30,786         --
   Retail and other .................       69,091          29,167          937
                                          --------        --------     --------
                                           635,974         277,807          937
Less-promotional allowances .........      (46,296)        (25,045)        --
                                          --------        --------     --------
   Net revenues .....................      589,678         252,762          937
                                          --------        --------     --------
Operating expenses:
   Casino ...........................      169,226          72,990         --
   Rooms ............................       49,618          25,532         --
   Food and beverage ................       32,627          19,134         --
   Retail and other .................       29,692          11,782         --
   Provision for doubtful accounts ..       19,252          13,655         --
   General and administrative .......       93,413          50,450         --
   Corporate expense ................        6,275           2,510         --
   Rental expense ...................       11,080           6,267         --
   Pre-opening expense ..............                       21,484        8,722
   Depreciation and amortization ....       41,722          25,145          100
                                          --------        --------     --------
                                           452,905         248,949        8,822
                                          --------        --------     --------
Operating income (loss) .............      136,773           3,813       (7,885)

Other income (expense):
  Interest income ...................        1,771           2,551       17,137
  Interest expense, net of amounts
   capitalized ......................     (119,807)        (71,398)     (39,015)
                                          --------        --------     --------
Income (loss) before extraordinary
  item ..............................       18,737         (65,034)     (29,763)
  Extraordinary item-loss on early
   retirement of debt ...............       (2,785)           (589)        --
                                          --------        --------     --------
Net income (loss) ...................     $ 15,952        $(65,623)    $(29,763)
                                          ========        ========     ========
Basic and diluted income (loss) per
 share before extraordinary item          $   0.28        $ (85.87)    $ (46.93)
                                          ========        ========     ========
Basic and diluted loss per share
 after extraordinary item                 $  (2.74)       $ (86.51)    $ (46.93)
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

================================================================================
                              LAS VEGAS SANDS, INC.
                 Consolidated Statements of Stockholder's Equity

                             (Dollars in thousands)
================================================================================

                                                   Common Stock
                                            ---------------------------
                                               Number
                                               Shares        Amount
                                            ------------- -------------
Balance at December 31, 1997                  925,000     $      92
Preferred interest                               --            --
Net loss                                         --            --
                                            ------------- -------------
Balance at December 31, 1998                  925,000            92
Preferred interest                               --            --
Net loss                                         --            --
                                            ------------- -------------
Balance at December 31, 1999                  925,000            92
Preferred interest                               --            --
Net income                                       --            --
                                            ------------- -------------
Balance at December 31, 2000                  925,000     $      92
                                            ============= =============



                                     Capital in
                                     Excess of    Accumulated
                                     Par Value      Deficit        Total
                                    ------------- ------------- -------------
Balance at December 31, 1997        $ 112,977     $  (1,722)    $ 111,347
Preferred interest                    (13,647)          --        (13,647)
Net loss                                  --        (29,763)      (29,763)
                                    ------------- ------------- -------------
Balance at December 31, 1998           99,330       (31,485)       67,937
Capital contributions                  27,791           --         27,791
Preferred interest                    (14,399)          --        (14,399)
Net loss                                  --        (65,623)      (65,623)
                                    ------------- ------------- -------------
Balance at December 31, 1999          112,722       (97,108)       15,706
Preferred interest                    (18,482)          --        (18,482)
Net income                                --         15,952        15,952
                                    ------------- ------------- -------------
Balance at December 31, 2000        $  94,240     $ (81,156)    $  13,176
                                    ============= ============= =============

The accompanying notes are an integral part of these consolidated financial statements.

================================================================================
                              LAS VEGAS SANDS, INC.
                      Consolidated Statements of Cash Flows

                             (Dollars in thousands)
================================================================================

                                                    Year Ended December 31

                                               2000         1999         1998
                                             --------     --------     --------

Cash flows from operating activities:
Net income (loss) .......................    $ 15,952     $(65,623)    $(29,763)
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
     Depreciation and amortization ......      41,722       25,145          100
     Amortization of debt offering costs
       and original issue discount ......        8,502        7,569       7,187
     Loss on early retirement of debt ...        2,785          589        --
     Non cash interest on completion
       guaranty loan ....................        3,568         --          --
     Provision for doubtful accounts ....       19,252       13,655        --
     Interest earned on restricted
       investments ......................         --           --        (4,251)
     Changes in operating assets and
       liabilities:
      Accounts receivable ...............      (40,377)     (56,748)       --
      Inventories .......................          648       (4,443)       --
      Prepaids expenses .................          400       (4,070)       --
      Other current assets ..............         --           --            26
      Other assets ......................      (19,433)     (10,141)        (83)
      Accounts payable ..................        5,707       17,863      (1,436)
      Accrued interest payable ..........          787        3,421       1,260
      Other accrued liabilities .........       41,504       42,720         901
                                                ------       ------       -----
Net cash provided by (used in) operating
  activities ............................       81,017      (30,063)    (26,059)
                                               -------      -------      -------
Cash flows from investing activities:
Proceeds from sale of investments .......        8,431      122,956     297,226
Capital expenditures ....................      (16,409)        --          --
Construction of Casino Resort ...........      (12,180)    (319,106)   (508,399)
                                              --------     --------     --------
Net cash used in investing activities ...      (20,158)    (196,150)   (211,173)
                                              --------     --------     --------
Cash flows from financing activities:

Proceeds from capital contributions .....         --         16,000        --
Proceeds from preferred interest in
  Venetian ..............................         --         44,431        --
Repayments on mall construction
  loan facility .........................         --       (140,000)       --
Proceeds from mall construction
  loan facility .........................         --         37,287     102,713
Proceeds from Tranche A Take-out Loan ...         --        105,000        --
Proceeds from Tranche B Take-out Loan ...         --         35,000        --
Proceeds from completion guaranty loan ..         --         23,503        --
Repayments on bank credit
  facility-tranche A term loan ..........      (35,625)     (11,250)       --
Proceeds from bank credit
  facility-tranche A term loan ..........         --         34,000     116,000
Repayments on bank credit
  facility-tranche B term loan ..........         (250)        --          --
Proceeds from bank credit
  facility-tranche B term loan ..........       50,000         --          --
Repayments on bank credit
  facility-revolver .....................      (50,160)     (10,231)       --
Proceeds from bank credit
  facility-revolver .....................       11,000       40,506       8,885
Repayments on FF&E credit facility ......      (16,609)      (5,862)       --
Proceeds from FF&E credit facility ......                    83,842      13,858
Payments of deferred offering costs .....       (2,861)      (2,046)     (2,796)
                                              --------     --------     --------
Net cash provided by (used in)
  financing activities ..................      (44,505)     250,180     238,660
                                              --------     --------     --------
Increase in cash and cash equivalents ...       16,354       23,967       1,428
Cash and cash equivalents at
  beginning of year .....................       26,252        2,285         857
                                              --------     --------     --------
Cash and cash equivalents at end of year      $ 42,606     $ 26,252     $ 2,285
                                              ========     ========     ========


================================================================================
                              LAS VEGAS SANDS, INC.
               Consolidated Statements of Cash Flows, (continued)

                             (Dollars in thousands)
================================================================================

                                                    Year Ended December 31

                                                2000         1999        1998
                                              --------     --------    --------
Supplemental disclosure of cash flow
  information:

  Cash payments for interest .........        $106,143     $ 91,611    $ 70,435
                                              ========     ========    ========
Non-cash investing and financing
  activities:

Contribution of land by Sole
  Stockholder ........................        $    --      $ 11,791    $    --
                                              ========     ========    ========
Non-cash interest on completion
  guaranty loan ......................        $  3,568     $   --      $    --
                                              ========     ========    ========
Property and equipment asset
  acquisitions included in accounts
  payable ............................        $ 13,444     $ 17,410    $ 77,025
                                              ========     ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements

Note 1 - Organization and Business of Company
================================================================================

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

      The Casino Resort is physically connected to the approximately 1.15 million square foot Sands Expo and Convention Center (the "Expo Center"). Interface Group-Nevada, Inc. ("IGN"), the owner of the Expo Center, is beneficially owned by the Sole Stockholder. Venetian, the New Mall Subsidiary and IGN transact business with each other and are parties to certain agreements. The nature of such transactions and the amounts involved are disclosed in the notes to the financial statements.

Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------

Principals of Consolidation
---------------------------

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

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 2 - Summary of Significant Accounting Policies (continued)
================================================================================

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

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 2 - Summary of Significant Accounting Policies (continued)
================================================================================

Per Share Data
--------------

      Basic and diluted loss per share are calculated based upon the weighted average number of shares outstanding. The weighted average number of shares outstanding used in the computation of loss per share of common stock was 925,000 for all periods presented. There were no options or warrants to purchase common stock outstanding during any period presented. The net loss available to common stockholders used in computing 2000, 1999 and 1998 basic and diluted loss per share includes a preferred return of $18.5 million, $14.4 million and $13.6 million, respectively.

Casino Revenue and Promotional Allowances
-----------------------------------------

      Casino revenue is the aggregate of gaming wins and losses. Effective in the fourth quarter of 2000, the Company adopted Emerging Issues Task Force Issue 00-14 ("EITF 00-14"). EITF 00-14 requires that cash discounts and other cash incentives related to gaming play be recorded as a reduction of gross casino revenues. EITF 00-14 also requires that prior periods be restated to conform to this presentation. The Company previously recorded such discounts as an operating expense and has reclassified prior period amounts, which has no effect on previously reported net income. In addition, the retail value of accommodations, food and beverage, and other services furnished to hotel/casino guest without charge is included in gross revenue and then deducted as promotional allowances. The estimated departmental cost of providing such promotional allowances is included primarily in casino operating expenses as follows (in thousands):


                                               December 31,
                            ---------------------------------------------------

                                 2000              1999             1998
                                 ----              ----             ----
  Food and Beverage             $    10,391      $     7,126    $        --
  Rooms                               7,956            5,077
  Other                               1,904              836
                            ---------------  ---------------  ---------------
                                $    20,251      $    13,039    $        --
                            ===============  ===============  ===============


Rental Revenues
---------------

      Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. Percentage rents are recognized in the period in which the tenants exceed their respective percentage rent thresholds. Recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period billed which approximates the period in which the applicable costs are incurred.

Income Taxes
------------

      LVSI has elected to be taxed as an S Corporation and its wholly owned subsidiaries are either limited liability companies or S Corporations, each of which is a tax pass through entity for federal income tax purposes. Nevada does not levy a corporate income tax. Accordingly, no provision for federal or state income taxes is included in the statement of operations.

Advertising Costs
-----------------

      Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program. Direct-response advertising consist primarily of mailing costs associated with the direct-mail programs. Capitalized advertising costs, including in prepaid expense, were immaterial at December 31, 2000 and 1999. Advertising costs that were expensed during the year were $8.7 million and $5.2 million in 2000 and 1999, respectively.

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 2 - Summary of Significant Accounting Policies (continued)
================================================================================

Concentrations of Credit Risk
-----------------------------

      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of short-term investments and receivables. The short-term investments are placed with a high credit quality financial institution, which invests primarily in money market funds.

Accounting for Derivative Instruments and Hedging Activities
------------------------------------------------------------

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. The accounting for the changes in the fair values of such derivatives would depend on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 is effective for the Company's financial statements issued for periods beginning January 1, 2000. However, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", defers the effective date for one year to January 1, 2001. The Company anticipates that implementing SFAS No. 133 will not materially impact the Company's financial condition, results of operations or cash flows.

Reclassifications
-----------------

      The consolidated financial statements and footnotes for prior years reflect certain reclassifications to conform with the current year presentation, which have no effect on previously reported net income.

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

Note 4 - Restricted Cash
------------------------

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

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 5 - Accounts Receivable
================================================================================
     Components of accounts receivable were as follows:


                                                   December 31,
                                        --------------------------------
                                            2000              1999
                                        --------------   ---------------
Casino                                 $       66,520   $       28,028
Hotel                                          15,387           12,284
Other                                           5,334            9,788
                                       --------------   --------------
                                               87,241           50,100
Less:  allowance for doubtful
       accounts and discounts                 (22,913)          (6,897)
                                       ---------------  ---------------
                                       $       64,328   $       43,203
                                       ===============  ===============

      The Company extends credit to approved casino customers following background checks and investigations of credit worthiness. At December 31, 2000, a substantial portion of the Company's receivables were due from customers residing in foreign countries. Business or economic conditions, the legal enforceability of gaming debts, or other significant events in these countries could affect the collectibility of such receivables.

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

Note 6 - Property and Equipment, Net
------------------------------------

      Property and equipment includes costs incurred to construct the Casino Resort and consists of the following (in thousands):


                                                    December 31,
                                        --------------------------------
                                             2000             1999
                                        ---------------   --------------
Land and land improvements               $     109,863      $     105,425
Building and improvements                      832,429            816,826
Equipment, furniture, fixtures
 and leasehold improvements                    134,008            139,147
Construction in progress                        52,129             42,649
                                       ---------------   ----------------
                                             1,128,429          1,104,047
Less:  accumulated depreciation
       and amortization                        (66,336)           (24,855)
                                       ---------------   ----------------
                                         $   1,062,093      $   1,079,192
                                       ===============   ================

      The Casino Resort serves as collateral for various financing facilities (Note 8).

      During the years ended December 31, 2000, 1999 and 1998, the Company capitalized interest expense of $0.1 million, $31.3 million and $39.7 million, respectively.

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 7 - Other Accrued Liabilities
================================================================================

      Other accrued liabilities consist of the following (in thousands):


                                                       December 31,
                                             ----------------------------------
                                                   2000             1999
                                             ---------------   ---------------
 Customer deposits                                 $  33,807         $  15,942
 Payroll and related                                  21,226            10,779
 Taxes and licenses                                   15,605            10,126
 Outstanding gaming chips and tokens                   5,095             5,862
 Other accruals                                        1,002               683
                                             ---------------   ---------------
                                                   $  76,735         $  43,392
                                             ===============   ===============

Note 8 - Long-Term Debt
-----------------------

      Long-term debt consists of the following (in thousands):



                                                             December 31,
                                                      -------------------------
                                                          2000         1999
                                                      -----------   -----------

Indebtedness of the Company and its Subsidiaries
other than the New Mall Subsidiary:
-------------------------------------------------

12 1/4% Mortgage Notes, due November 15, 2004 ...     $ 425,000    $ 425,000
14 1/4% Senior Subordinated Notes, due November
 15, 2005 (Net of unamortized discount of $4,263
 in 2000 and $5,138 in 1999) ....................        93,237       92,362
Bank Credit Facility-Revolver ...................            --       39,160
Bank Credit Facility-Tranche A Term Loan.........       103,125      138,750
Bank Credit Facility-Tranche B Term Loan.........        49,750           --
FF&E Credit Facility ............................        75,229       91,838

Subordinated Owner Indebtdness:
-------------------------------

Completion Guaranty Loan ........................        27,071       23,503

Indebtedness of the New Mall Subsidiary:
----------------------------------------

Mall Tranche A Take-out Loan ....................       105,000      105,000
Subordinated Mall Tranche B Take-out Loan from
  Sole Stockholder ..............................        35,000       35,000

Less: current maturities ........................       (50,119)     (42,859)
                                                      ---------    ---------
Total long-term debt ............................     $ 863,293    $ 907,754
                                                      =========    =========

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

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 8 - Long-Term Debt (continued)
================================================================================

      The Mortgage Notes are secured by second priority liens on the Notes Collateral (the real estate improvements and personal property that comprise the Hotel, the Casino and the Congress Center, with certain exceptions). The Senior Subordinated Notes are unsecured. The Notes are redeemable at the option of LVSI and Venetian at prices ranging from 100% to 106.125% during specified years as set forth in the Notes and the indentures pursuant to which the Notes were issued (the "Indentures"). Upon a change of control (as defined in the Indentures), each Note holder may require LVSI and Venetian to repurchase such Notes at 101% of the principal amount thereof plus accrued interest and other amounts which are then due, if any. The Notes are not subject to a sinking fund requirement.

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

      Bank Credit Facility
      --------------------

      In November 1997, LVSI, Venetian and a syndicate of lenders entered into a Bank Credit Facility (the "Bank Credit Facility") providing for up to $150.0 million in multiple draw term loans (the "Tranche A Term Loan") to the Company for construction and development of the Casino Resort. Up to $40.0 million of additional credit in the form of revolving loans under the Bank Credit Facility (the "Revolver") is available generally for working capital. The Company has recently obtained an extension of the availability date of the Revolver from the lenders under the Bank Credit Facility from March 15, 2001 to September 15, 2001. The Company anticipates the Revolver to be extended beyond September 15, 2001 however, there can be no assurance that such financing arrangement will be completed during 2001. In June 2000, the Company amended certain terms of the Bank Credit Facility in order to (i) add a new senior secured tranche B term loan (the "Tranche B Term Loan") in the amount of $50.0 million, the proceeds of which were applied to (x) prepay the Tranche A Term Loan in forward order of maturity in the amount of $30.0 million and (y) reduce outstanding loans under the Revolver by $20.0 million (net of fees and expenses) without decreasing available commitments of the Revolver and (ii) adjust certain financial covenants provided for in the Bank Credit Facility. The Company recorded a $2.8 million extraordinary loss on early retirement of debt in connection with this transaction. The purpose of the June 2000 modifications to the Bank Credit Facility was to refinance a portion of the Tranche A Term Loan and to provide additional flexibility and the ability to fund capital expenditures and possible working capital requirements associated with the Company's premium gaming business.

      Funds borrowed under the Revolver and the Tranche A Term Loan bear interest through final completion (settlement of all disputes with the Construction Manager and its subcontractors) at (i) a base rate plus 2% per annum or (ii) a reserve adjusted eurodollar rate plus 3% per annum. Upon final completion and for six months thereafter, the interest rate will be at (i) a base rate plus 1 1/2% or (ii) a reserve adjusted Eurodollar rate plus 2 1/2% per annum. From six months after final completion, the interest rate will be at a base rate or a reserve adjusted Eurodollar rate plus a margin based on certain leverage ratios set forth in the Bank Credit Facility. The average interest rate incurred on the Tranche A Term Loan during 2000 was 9.47%. The Tranche B Term Loan has a four-year maturity, and an interest rate of LIBOR plus 350 basis points. The average interest rate incurred on the Tranche B Term Loan during 2000 was 10.16%.

      The Tranche A Term Loan provides for quarterly payments of $5.6 million in June 2001, $11.3 million for the next four quarters and $13.1 million through maturity during June 2003. The Tranche B Term Loan provides for quarterly principal payments of $125,000 per quarter through December 2003, and principal payments of $24.1 million in March and June of 2004.

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 8 - Long-Term Debt (continued)
================================================================================

      The Company is required to enter into interest rate cap and/or floor agreements to limit the impact of increases in interest rates on its floating rate debt derived from the Bank Credit Facility. To meet the requirements of the Bank Credit Facility, the Company entered into a cap and floor agreement during 1998 which was further amended in 2000 (the "Cap and Floor Agreement") which resulted in a premium payment to counter parties and receipt of an equal payment from the counter parties, based upon notional principal amounts for a term equal to the term of the Bank Credit Facility. The interest rate cap provisions of the Cap and Floor Agreement entitle the Company to receive from the counter parties the amounts, if any, by which the selected market interest rates exceed the strike rates stated in such agreement. Conversely, the interest rate floor provisions of the Cap and Floor Agreement require the Company to pay the counter parties the amounts, if any, by which the selected market interest rates are less than the strike rates stated in such agreement. The fair value of the Cap and Floor Agreement is estimated by obtaining quotes from brokers and represents the cash requirement if the existing contracts had been settled at year-end. The notional amount of the Cap and Floor Agreement at December 31, 2000 was $76.6 million.

      Mall Tranche A Take-out Loan
      ----------------------------

      On December 20, 1999, certain take-out lenders (collectively, the "Tranche A Take-out Lender") funded a $105.0 million Tranche A take-out loan to the New Mall Subsidiary (the "Tranche A Take-out Loan"). The proceeds were used to repay indebtedness under the mall construction loan facility for the Mall.

      The indebtedness under the Tranche A Take-out Loan is secured by first priority liens on the assets that comprise the Mall (the "Mall Assets"). The annual interest rate on the Tranche A Take-out Loan is 350 basis points over 30-day LIBOR and is payable monthly. The average interest rate incurred during 2000 was 9.88%. The Tranche A Take-out Loan is due in full on December 20, 2002. No principal payments are due thereunder until December 20, 2002.

      To meet the requirements of the Tranche A Take-out Loan, the New Mall Subsidiary entered into a cap agreement subsequent to December 31, 1999 (the "Cap Agreement") which resulted in a premium payment to counter parties based upon notional principal amounts for a term equal to the Tranche A Take-out Loan. The interest rate cap entitles the New Mall Subsidiary to receive from the counter parties the amounts, if any, by which the selected market interest rates exceed the strike rates stated in the Cap Agreement. The notional amount of the Cap Agreement at December 31, 2000 was $42.3 million.

      The New Mall Subsidiary is also required pursuant to the Tranche A Take-out Loan to maintain certain funds in escrow for mall management fees, tenant disputes, tenant allowances and leasing commissions. At December 31, 2000 and 1999, $1.1 million and $2.2 million, respectively was held in escrow and classified as restricted cash in the accompanying financial statements.

      Mall Tranche B Take-out Loan
      ----------------------------

      On December 20, 1999, the Sole Stockholder funded a Tranche B take-out loan to provide $35.0 million in financing to the New Mall Subsidiary (the "Tranche B Take-out Loan" and, together with the Tranche A Take-out Loan, the "Mall Take-out Financing"). The proceeds, along with $105.0 million of proceeds from the Tranche A Take-out Loan, were used to repay the mall construction loan facility for the Mall in full.

      The indebtedness under the Tranche B Take-out Loan is secured by second priority liens on the Mall Assets. The loan bears interest at 14% per annum and is payable monthly. During 2000 and 1999 the Company incurred interest expense of $5.2 million and $0.2 million, respectively under this loan. The initial maturity date is December 20, 2004 with a right of extension to December 20, 2007. No principal payments are due until maturity.

      FF&E Financing
      --------------

      In December 1997, a credit facility (the "FF&E Credit Facility") secured by certain furniture, fixtures and equipment (the "Specified FF&E") was entered into with certain lenders (the "FF&E Lenders") to provide $97.7 million of financing for the Specified FF&E and an electrical substation. The financing provides for an interim loan during construction and a 60-month basic term loan after completion of the Casino Resort. In the initial and subsequent draws, the FF&E Lenders reimbursed the Company for amounts spent by the Company for Specified FF&E prior to the initial draw.

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 8 - Long-Term Debt (continued)
================================================================================

       Interest on the basic term loan is a floating monthly rate calculated at the higher of (a) the reserve adjusted 30-day LIBOR plus 375 basis points or (b) the eurodollar interest rate margin in effect on the Bank Credit Facility plus 125 basis points. The average interest rate incurred during 2000 was 9.92% and was payable quarterly. Amortization on the FF&E basic loan was 3% of the principal for the first four quarters beginning September 30, 1999 and 5.5% of the principal for the next 16 quarters. As of December 31, 2000, $97.7 million had been drawn and $22.5 million principal repayments had been paid under the FF&E Credit Facility.

      Completion Guaranty Loan
      ------------------------

      In accordance with its terms, advances made under the Sole Stockholder completion guaranty (the "Completion Guaranty") are treated as a junior loan from the Sole Stockholder to Venetian (the "Completion Guaranty Loan") that is subordinated in right of payment to the indebtedness under the Bank Credit Facility, the FF&E Credit Facility and the Notes. The Completion Guaranty Loan matures on November 16, 2005, bears interest at a rate of 14 1/4% per annum and compounds and is added to the principal balance semi-annually. Although interest may accrue on the Completion Guaranty Loan, no cash payments with respect to such loan may be made until senior indebtedness is repaid, except for payments made from certain construction-related recoveries. On November 12, 1999, an advance of approximately $23.5 million was made under the Completion Guaranty and treated as a Completion Guaranty Loan. During 2000 the Company incurred interest expense of $3.6 million under this loan which has been added to the principal balance of the Completion Guaranty Loan, resulting in a total balance of $27.1 million at December 31, 2000.

      Scheduled maturities of long-term debt outstanding at December 31, 2000 are summarized as follows: $50.1 million for 2001, $175.8 million for 2002, $48.2 million for 2003, $519.0 million for 2004, and $120.3 million for 2005 (which includes unamortized discount on the Senior Subordinated Notes).

      Waivers
      -------

      On November 12, 1999, the Company entered into various limited waiver agreements (the "Waivers") with the administrative agent and lenders under (1) the Bank Credit Facility, (2) the FF&E Credit Facility and (3) certain parties to the Disbursement Agreement. Under the Waivers, the various lenders waived certain defaults and events of default (to the extent, if any, they existed or may have existed) arising from the litigation with the Construction Manager, the facts relating to the underlying dispute with the Construction Manager and the mechanics liens that were filed against the Casino Resort. As conditions to the effectiveness of the Waivers, the Company and the Sole Stockholder, among other things (i) agreed to pay a fee to the lenders under the Bank Credit Facility and the FF&E Credit Facility, (ii) agreed to purchase surety bonds for all of the mechanics liens and cause the title company to provide endorsements ensuring that the deeds of trust under the Bank Credit Facility and the Mortgage Notes are superior in priority to all mechanics liens, and (iii) agreed that the Sole Stockholder's $25.0 million Completion Guaranty would, notwithstanding the prior agreement of the parties providing for termination of such guaranty upon substantial completion of the Casino Resort, remain in effect until "final completion" (i.e., the completion of all remaining punchlist items and the final resolution or settlement of all disputes with the Construction Manager and subcontractors) and be unlimited in amount with respect to all construction costs arising from scope changes. In order to be able to purchase the surety bonds, the Sole Stockholder had to provide a $5.0 million irrevocable letter of credit as collateral to the bonding company. All of the conditions to the effectiveness of the limited waivers were satisfied on November 12, 1999.

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

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 8 - Long-Term Debt (continued)
================================================================================

      Consolidated EBITDA is dependent on the Company's results of operations, which in turn are partially dependent on tables games revenues. While the table games win percentage is reasonably predictable over the long term, it can fluctuate significantly from quarter to quarter, affecting table games revenues. The financial covenants involving EBITDA are applied on a rolling four-quarter basis, and the Company's compliance with financial covenants can be temporarily affected if the Company experiences an unusually low win percentage in a particular quarter, which is not offset in subsequent quarters or by other results of operations.

      The Company has remained in compliance with these covenants during 2000. However, the Company expects to be challenged to meet these covenant tests in the first quarter of 2001 due to an extremely low win percentage for certain quarters during the rolling measurement period. These covenants allow the Sole Stockholder to increase EBITDA for measurement purposes by issuing a standby letter of credit to the Company's lenders. The Company anticipates that it will use this letter of credit mechanism during 2001 to meet the covenant test. The Company further anticipates that the win percentage will return to normal levels over time, and that it will cancel the standby letter of credit once it is no longer needed to meet the test.

      Fair Value
      ----------

      Estimated fair values of the Company's debt and related financial instruments are as follows:


                                                 December 31,
                                   ---------------------------------------------
                                           2000                 1999
                                           ----                 ----

                                   Carrying    Fair       Carrying     Fair
                                   Amount      Value      Amount       Value
                                   ---------------------------------------------
12 1/4% Mortgage Notes             $425,000    $422,875   $425,000    $352,750
14 1/4% Senior
 Subordinated Notes                  93,237      93,600     92,362      59,475
Mall Tranche A Take-out Loan        105,000     105,000    105,000     105,000
Mall Tranche B Take-out Loan         35,000      35,000     35,000      35,000
Completion Guaranty Loan             27,071      27,071     23,503      23,503
Bank Credit Facility
 Tranche A Term Loan                103,125     103,125    177,910     177,910
Bank Credit Facility
 Tranche B Term Loan                 49,750      49,750
FF&E Credit Facility                 75,229      75,229     91,838      91,838
Cap and Floor Agreement                             184                  (100)
Cap Agreement                                         4                     4


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

Note 9 - Redeemable Preferred Interest in Venetian Casino Resort, LLC
---------------------------------------------------------------------

      During 1997, Interface Holding contributed $77.1 million in cash to Venetian in exchange for a Series A preferred interest (the "Series A Preferred Interest") in Venetian. By its terms, the Series A Preferred Interest was convertible at any time into a Series B preferred interest in Venetian (the "Series B Preferred Interest"). In August 1998, the Series A Preferred Interest was converted into the Series B Preferred Interest. The rights of the Series B Preferred Interest include the accrual of a preferred return of 12% from the date of contribution in respect of the Series A Preferred Interest. Until the indebtedness under the Bank Credit Facility is repaid and cash payments are permitted under the restricted payment covenants of the indentures entered into in connection with the Notes, the preferred return on the Series B Preferred

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 9 - Redeemable Preferred Interest in Venetian Casino Resort, LLC
(continued)
================================================================================

Interest will accrue and will not be paid in cash. Commencing in November 2009, distributions must be made to the extent of the positive capital account of the holder. During the second and third quarters of 1999, Interface Holding contributed $37.3 million and $7.1 million, respectively, in cash in exchange for an additional Series B Preferred Interest. During the years ended December 31, 2000, 1999 and 1998, $18.5 million, $14.4 million and $13.6 million, respectively, were accrued on the Series B Preferred Interest related to the contributions made. During 1998, 1999 and 2000, there were no distributions of preferred interest or preferred return paid.

Note 10 - Stockholder's Equity
------------------------------

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

1997 Fixed Stock Option Plan
----------------------------

      The Company established a nonqualified stock option plan, which provides for the granting of stock options pursuant to the applicable provisions of the Internal Revenue Code and regulations. The stock option plan provides for the granting of up to 75,000 shares of common stock to officers and other key employees of the Company. The Company has committed to grant options to purchase shares of the Company's common stock at an exercise price to be determined by a formula involving the value of LVSI's land and certain capital contributions. However, as of December 31, 2000 no grants under the stock option plan have occurred. If fully exercised, shares acquired under such options would represent approximately 5% of the Company's then outstanding stock. The Company does not expect the exercise price on the grant date will be lower than fair market value.

Note 11 - Employee Savings Plan
-------------------------------

      Participation in the Venetian Casino Resort, LLC 401 (k) employee savings plan is available for all full time employees. The savings plan allows participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. Venetian matches 150% of the first $390 of employee contributions and 50% of employee contributions in excess of $390 up to a maximum of 3% of participating employee's eligible gross wages. For the year ended December 31, 2000, 1999 and 1998 contributions accrued under the savings plan were $1.8 million, $0.8 million and $0.0, respectively.

Note 12 - Related Party Transactions
------------------------------------

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

(ii) the $35.0 million Tranche B Take-out Loan;

(iii) a $20.0 million unsecured guaranty of the $105.0 million Tranche A Take-out Loan.

      The Sole Stockholder is a partner in four entities formed that operate restaurants in the Casino Resort. The terms and conditions of the leases granted by the Company for such restaurants are at amounts which management believes would be no less favorable than those negotiated with independent third parties. Valentino Las Vegas LLC and Night Market, LLC paid Venetian $620,994 and $120,028, respectively, and Postrio Las Vegas LLC and Carnevale Coffee Bar LLC paid the Mall Subsidiary $690,304 and $171,334, respectively, pursuant to these leases in 2000.

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 12 - Related Party Transactions (continued)
================================================================================

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

      In 2000, LVSI received from, and rendered to, IGN and its affiliates certain administrative and other services such as travel. Any such services were provided at amounts which management believes would be no less favorable than those negotiated with independent third parties. The Company paid certain affiliates $2.1 million, $0.9 million and $0.0 for these services during 2000, 1999 and 1998, respectively.

      IGN provides audio visual services to group customers of the Casino Resort. These services are provided pursuant to a contract that provides for an equal sharing of revenues after direct operating expenses. The company received $3.7 million and $1.3 million pursuant to this contract during 2000 and 1999, respectively.

      The Company, New Mall Subsidiary and IGN are parties to an Amended and Restated Reciprocal Easement, Use and Operating Agreement (the "Cooperation Agreement") which, among other things, provides for the integrated operation of all the facilities and addresses, encroachments, joint marketing and the sharing of certain facilities and costs related thereto.

Note 13 - Commitments and Contingencies
---------------------------------------

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

      As of December 31, 2000, Venetian and the New Mall Subsidiary were obligated under the energy services agreements to make future minimum payments as follows (in thousands):


 Years Ending December 31,
 -------------------------
   2001                                     $  7,657
   2002                                        7,657
   2003                                        7,657
   2004                                        7,657
   2005                                        7,657
   Thereafter                               $ 26,799
                                            --------
   Total minimum lease payments             $ 65,084
                                            ========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 13 - Commitments and Contingencies (continued)
================================================================================

      Expenses incurred under the energy services agreements were $7.0 million ($7.657 million less leasee reimbursements) for the year ended December 31, 2000. The New Mall Subsidiary is responsible for 19% of energy services rental payments and these amounts exclude payments by IGN. Expenses incurred under other short-term, variable rate operating lease agreements totaled $4.1 million and $2.0 million for the year ended December 31, 2000 and 1999, respectively.

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

      In response to Venetian's breach of contract claims against the Construction Manager, Bovis and P&O, the Construction Manager filed a complaint on August 3, 1999 against Venetian in the District Court of Clark County, Nevada. The action alleges a breach of contract and quantum meruit claim under the Construction Management Contract and also alleges that Venetian defrauded the Construction Manager in connection with the construction of the Casino Resort. The Construction Manager seeks damages, attorney's fees and costs and punitive damages. In the lawsuit, the Construction Manager claims that it is owed approximately $90.0 million from Venetian and its affiliates. This complaint was subsequently amended by the Construction Manager, which also filed an additional complaint against the Company relating to work done and funds advanced with respect to the contemplated development of the Phase II Resort. Based upon its preliminary review of the complaints, the fact that the Construction Manager has not provided Venetian with reasonable documentation to support such claims, and the Company's belief that the Construction Manager has materially breached its agreements with the Company, the Company believes that the Construction Manager's claims are without merit and intends to vigorously defend itself and pursue its claims against the Construction Manager in any litigation.

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 13 - Commitments and Contingencies (continued)
================================================================================

      In connection with these disputes, as of December 31, 1999 the Construction Manager and its subcontractors filed mechanics liens against the Casino Resort for $145.6 million and $182.2 million, respectively. The Company believes that a major reason these lien amounts exceed the Construction Manager's claims of $90.0 million is based upon a duplication of liens through the inclusion of lower tier claims by subcontractors in the liens of higher tier contractors, including the lien of the Construction Manager. As of December 31, 1999, the Company had purchased surety bonds for virtually all of the claims underlying these liens (other than approximately $15.0 million of claims with respect to which the Construction Manager purchased bonds). As a result, there can be no foreclosure of the Casino Resort in connection with the claims of Construction Manager and its subcontractors. However, the Company will be required to pay or immediately reimburse the bonding company if and to the extent that the underlying claims are judicially determined to be valid. If such claims are not settled, it is likely to take a significant amount of time for their validity to be judicially determined.

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

      All of the pending litigation described above is in preliminary stages and it is not yet possible to determine its ultimate outcome. If any litigation or other proceedings concerning the claims of the Construction Manager or its subcontractors were decided adversely to the Company, such litigation or other lien proceedings could have a material adverse effect on the financial position, results of operations or cash flows of the Company to the extent such litigation is not covered by the Insurance Policy.

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 14 - Minimum Lease Income
================================================================================

      The Company has entered into a number of operating leases in relation to the New Mall Subsidiary and various retail and food and beverage outlets in the Casino Resort, which range in length from 5 to 20 years. The future minimum lease income under these leases (of which approximately 83% is attributable to the New Mall Subsidiary) consisted of the following at December 31, 2000 (in thousands):


  2001                         $  17,770
  2002                            17,764
  2003                            17,695
  2004                            16,794
  2005                            14,845
  Thereafter                      84,123
                               ---------
  Total                        $ 168,991
                               =========


      Most of the leases include provisions for reimbursements of other charges including real estate taxes, utilities and other operating costs. Total reimbursements amounted to $9.9 million and $3.6 million in 2000 and 1999, respectively.

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

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 15 - Summarized Financial Information
================================================================================

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

      Separate financial statements and other disclosures concerning each of Venetian and the Subsidiary Guarantors are not presented below because management believes that they are not material to investors. Summarized financial information of LVSI, Venetian, the Subsidiary Guarantors and the non-guarantor subsidiaries on a combined basis as of December 31, 2000 and 1999 and the three years in the period ended December 31, 2000 is as follows (in thousands):

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 15 Summarized Financial Information (Continued)
================================================================================

                            CONDENSED BALANCE SHEETS
                                December 31, 2000


                                                                    Venetian
                                                      Las Vegas     Casino
                                                      Sands, Inc.   Resort LLC
                                                      -----------   -----------
Cash and cash equivalents .........................   $    35,332   $     4,260
Restricted cash and investments ...................          --           1,471
Intercompany receivable ...........................        42,917          --
Accounts receivable, net ..........................        45,609        17,686
Inventories .......................................          --           3,868
Prepaid expenses ..................................           458         2,897
                                                      -----------   -----------
  Total current assets ............................       124,316        30,182
                                                      -----------   -----------

Property and equipment, net .......................          --         840,960
Investment in Subsidiaries ........................       126,022        67,120
Deferred offering costs, net ......................          --          18,335
Other assets, net .................................         4,928        22,120
                                                      -----------   -----------
                                                      $   255,266   $   978,717
                                                      ===========   ===========

Accounts payable ..................................   $     4,794   $    18,036
Construction payable ..............................          --           3,297
Construction payable-contested ....................          --           7,232
Intercompany payables .............................          --          20,391
Accrued interest payable ..........................          --          11,498
Other accrued liabilities .........................        27,939        47,380
Current maturities of
 long term debt ...................................          --          50,119
                                                      -----------   -----------
  Total current liabilities .......................        32,733       157,953

Other long-term liabilities .......................          --          10,494
Long-term debt ....................................          --         723,293
                                                      -----------   -----------
                                                           32,733       891,740
Redeemable Preferred Interest
 in Venetian ......................................          --         168,012
                                                      -----------   -----------
Stockholder's equity ..............................       222,533       (81,035)
                                                      -----------   -----------
                                                      $   255,266   $   978,717
                                                      ===========   ===========

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 15 Summarized Financial Information (Continued)
================================================================================

                      CONDENSED BALANCE SHEETS, (Continued)
                                December 31, 2000

                                                        GUARANTOR SUBSIDIARIES
                                                      -------------------------
                                                      Lido          Mall
                                                      Intermediate  Intermediate
                                                      Holding       Holding
                                                      Company LLC   Company LLC
                                                      -----------   -----------
Cash and cash equivalents .........................   $         4   $         4
Restricted cash and investments ...................          --            --
Intercompany receivable ...........................          --            --
Accounts receivable, net ..........................          --            --
Inventories .......................................          --            --
Prepaid expenses ..................................          --            --
                                                      -----------   -----------
  Total current assets ............................             4             4
                                                      -----------   -----------

Property and equipment, net .......................          --            --
Investment in Subsidiaries ........................          --            --
Deferred offering costs, net ......................          --            --
Other assets, net .................................          --            --
                                                      -----------   -----------
                                                      $         4   $         4
                                                      ===========   ===========

Accounts payable ..................................   $      --     $      --
Construction payable ..............................          --            --
Construction payable-contested ....................          --            --
Intercompany payables .............................          --            --
Accrued interest payable ..........................          --            --
Other accrued liabilities .........................          --            --
Current maturities of long term debt ..............          --            --
                                                      -----------   -----------
  Total current liabilities .......................          --            --

Other long-term liabilities .......................          --            --
Long-term debt ....................................          --            --
                                                      -----------   -----------
Redeemable Preferred Interest in Venetian .........          --            --
                                                      -----------   -----------
Stockholder's equity ..............................             4             4
                                                      -----------   -----------
                                                      $         4   $         4
                                                      ===========   ===========

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 15 Summarized Financial Information (Continued)
================================================================================

                      CONDENSED BALANCE SHEETS, (Continued)
                                December 31, 2000

                                                    NON-GUARANTOR SUBSIDIARIES
                                                  ------------------------------
                                                  Grand Canal    Other
                                                  Shops Mall     Non-
                                                  Subsidiary     Guarantor
                                                  LLC (1)        Subsidiaries(2)
                                                  -----------    ------------
Cash and cash equivalents .................       $     2,972     $        34
Restricted cash and investments ...........             1,078            --
Intercompany receivable ...................              --              --
Accounts receivable, net ..................               973              60
Inventories ...............................              --              --
Prepaid expenses ..........................               317            --
                                                  -----------     -----------
  Total current assets ....................             5,340              94
                                                  -----------     -----------

Property and equipment, net ...............           140,185          80,948
Investment in Subsidiaries ................              --              --
Deferred offering costs, net ..............             3,979            --
Other assets, net .........................             3,907            --
                                                  -----------     -----------
                                                  $   153,411     $    81,042
                                                  ===========     ===========

Accounts payable ..........................       $     1,005     $      --
Construction payable ......................              --             2,915
Construction payable-contested ............              --              --
Intercompany payables .....................            22,526            --
Accrued interest payable ..................             1,779            --
Other accrued liabilities .................             1,363              53
Current maturities of long term debt ......              --              --
                                                  -----------     -----------
  Total current liabilities ...............            26,673           2,968

Other long-term liabilities ...............              --              --
Long-term debt ............................           140,000            --
                                                  -----------     -----------
                                                      166,673           2,968
Redeemable Preferred Interest in Venetian .              --              --
                                                  -----------     -----------
Stockholder's equity ......................           (13,262)         78,074
                                                  -----------     -----------

                                                  $   153,411     $    81,042
                                                  ===========     ===========

[FN]
----------
(1) The assets and liabilities of Mall Construction, a guarantor, were transferred to the Mall Subsidiary, a non-guarantor subsidiary, upon substantial completion of the Casino Resort on November 12, 1999, and subsequently transferred to the New Mall Subsidiary on December 20, 1999. As a result, Mall Construction had no assets or liabilities as of December 31, 2000.

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

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 15 Summarized Financial Information (Continued)
================================================================================

                      CONDENSED BALANCE SHEETS, (Continued)
                                December 31, 2000

                                                     Consolidating/
                                                     Eliminating
                                                     Entries        Total
                                                     -----------    -----------
Cash and cash equivalents .......................    $      --      $    42,606
Restricted cash and investments .................           --            2,549
Intercompany receivable .........................        (42,917)          --
Accounts receivable, net ........................           --           64,328
Inventories .....................................           --            3,868
Prepaid expenses ................................           --            3,672
                                                     -----------    -----------
  Total current assets ..........................        (42,917)       117,023
                                                     -----------    -----------

Property and equipment, net .....................           --        1,062,093
Investment in Subsidiaries ......................       (193,142)          --
Deferred offering costs, net ....................           --           22,314
Other assets, net ...............................           --           30,955
                                                     -----------    -----------
                                                     $  (236,059)   $ 1,232,385
                                                     ===========    ===========
Accounts payable ................................    $      --      $    23,835
Construction payable ............................           --            6,212
Construction payable-contested ..................           --            7,232
Intercompany payables ...........................        (42,917)          --
Accrued interest payable ........................           --           13,277
Other accrued liabilities .......................           --           76,735
Current maturities of long term debt ............           --           50,119
                                                     -----------    -----------
  Total current liabilities .....................        (42,917)       177,410

Other long-term liabilities .....................           --           10,494
Long-term debt ..................................           --          863,293
                                                     -----------    -----------
                                                         (42,917)     1,051,197
Redeemable Preferred Interest in Venetian .......           --          168,012
                                                     -----------    -----------
Stockholder's equity ............................       (193,142)        13,176
                                                     -----------    -----------
                                                     $  (236,059)   $ 1,232,385
                                                     ===========    ===========

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 15 Summarized Financial Information (Continued)
================================================================================

                            CONDENSED BALANCE SHEETS
                                December 31, 1999


                                                                    Venetian
                                                     Las Vegas      Casino
                                                     Sands, Inc.    Resort LLC
                                                     -----------    -----------
Cash and cash equivalents .......................    $    23,961    $     2,237
Restricted cash and investments .................           --            8,789
Intercompany receivable .........................           --           24,736
Accounts receivable, net ........................         22,279         17,519
Inventories .....................................           --            4,516
Prepaid expenses ................................            629          3,229
                                                     -----------    -----------
  Total current assets ..........................         46,869         61,026
                                                     -----------    -----------

Property and equipment, net .....................           --          853,282
Investment in Subsidiaries ......................        126,016         67,091
Deferred offering costs, net.....................           --           24,441
Other assets, net................................          3,804          4,651
                                                     -----------    -----------
                                                     $   176,689    $ 1,010,491
                                                     ===========    ===========

Accounts payable ................................    $       834    $    15,843
Construction payable ............................           --            6,262
Construction payable-contested ..................           --            7,232
Intercompany payables ...........................          2,051           --
Accrued interest payable ........................           --           12,327
Other accrued liabilities .......................         19,848         22,580
Current maturities of long term debt ............           --           42,859
                                                     -----------    -----------
  Total current liabilities .....................         22,733        107,103

Other long-term liabilities .....................           --            2,333
Long-term debt ..................................           --          767,754
                                                     -----------    -----------
                                                          22,733        877,190
Redeemable Preferred Interest in Venetian .......           --          149,530
                                                     -----------    -----------
Stockholder's equity ............................        153,956        (16,229)
                                                     -----------    -----------
                                                     $   176,689    $ 1,010,491
                                                     ===========    ===========

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 15 Summarized Financial Information (Continued)
================================================================================

                      CONDENSED BALANCE SHEETS, (Continued)
                                December 31, 1999

                                                       GUARANTOR SUBSIDIARIES
                                                      -------------------------
                                                      Lido          Mall
                                                      Intermediate  Intermediate
                                                      Holding       Holding
                                                      Company LLC   Company LLC
                                                      -----------   -----------
Cash and cash equivalents .........................   $         4   $         5
Restricted cash and investments ...................          --            --
Intercompany receivable ...........................          --            --
Accounts receivable, net ..........................          --            --
Inventories .......................................          --            --
Prepaid expenses ..................................          --            --
                                                      -----------   -----------
  Total current assets ............................             4             5
                                                      -----------   -----------

Property and equipment, net .......................          --            --
Investment in Subsidiaries ........................          --            --
Deferred offering costs, net ......................          --            --
Other assets, net .................................          --            --
                                                      -----------   -----------
                                                      $         4   $         5
                                                      ===========   ===========

Accounts payable ..................................   $      --     $      --
Construction payable ..............................          --            --
Construction payable-contested ....................          --            --
Intercompany payables .............................          --            --
Accrued interest payable ..........................          --            --
Other accrued liabilities .........................          --            --
Current maturities of long term debt ..............          --            --
                                                      -----------   -----------
  Total current liabilities .......................          --            --

Other long-term liabilities .......................          --            --
Long-term debt ....................................          --            --
                                                      -----------   -----------

Redeemable Preferred Interest in Venetian .........          --            --
                                                      -----------   -----------
Stockholder's equity ..............................             4             5
                                                      -----------   -----------
                                                      $         4   $         5
                                                      ===========   ===========

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 15 Summarized Financial Information (Continued)
================================================================================

                      CONDENSED BALANCE SHEETS, (Continued)
                                December 31, 1999

                                                 NON-GUARANTOR SUBSIDIARIES
                                                 --------------------------
                                                 Grand Canal    Other
                                                 Shops Mall     Non-
                                                 Subsidiary     Guarantor
                                                 LLC (1)        Subsidiaries(2)
                                                 -----------    -----------
Cash and cash equivalents ....................   $      --      $        45
Restricted cash and investments ..............         2,191           --
Intercompany receivable ......................          --             --
Accounts receivable, net .....................         3,405           --
Inventories ..................................          --             --
Prepaid expenses .............................           214           --
                                                 -----------    -----------
  Total current assets .......................         5,810             45
                                                 -----------    -----------

Property and equipment, net ..................       143,965         81,945
Investment in Subsidiaries ...................          --             --
Deferred offering costs, net .................         5,424           --
Other assets, net ............................         3,067           --
                                                 -----------    -----------
                                                 $   158,266    $    81,990
                                                 ===========    ===========

Accounts payable .............................   $     1,451    $      --
Construction payable .........................          --            3,916
Construction payable-contested ...............          --             --
Intercompany payables ........................        22,685           --
Accrued interest payable .....................           163           --
Other accrued liabilities ....................           964           --
Current maturities of long term debt .........          --             --
                                                 -----------    -----------
  Total current liabilities ..................        25,263          3,916

Other long-term liabilities ..................          --             --
Long-term debt ...............................       140,000           --
                                                 -----------    -----------
                                                     165,263          3,916
Redeemable Preferred Interest in Venetian ....          --             --
                                                 -----------    -----------
Stockholder's equity .........................        (6,997)        78,074
                                                 -----------    -----------
                                                 $   158,266    $    81,990
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

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 15 Summarized Financial Information (Continued)
================================================================================

                      CONDENSED BALANCE SHEETS, (Continued)
                                December 31, 1999


                                                     Consolidating/
                                                     Eliminating
                                                     Entries        Total
                                                     -----------    -----------
Cash and cash equivalents .......................    $      --      $    26,252
Restricted cash and investments .................           --           10,980
Intercompany receivable .........................        (24,736)          --
Accounts receivable, net ........................           --           43,203
Inventories .....................................           --            4,516
Prepaid expenses ................................           --            4,072
                                                     -----------    -----------
  Total current assets ..........................        (24,736)        89,023
                                                     -----------    -----------

Property and equipment, net .....................           --        1,079,192
Investment in Subsidiaries ......................       (193,107)          --
Deferred offering costs, net ....................           --           29,865
Other assets, net ...............................           --           11,522
                                                     -----------    -----------
                                                     $  (217,843)   $ 1,209,602
                                                     ===========    ===========

Accounts payable ................................    $      --      $    18,128
Construction payable ............................           --           10,178
Construction payable-contested ..................           --            7,232
Intercompany payables ...........................        (24,736)          --
Accrued interest payable ........................           --           12,490
Other accrued liabilities .......................           --           43,392
Current maturities of long term debt ............           --           42,859
                                                     -----------    -----------
  Total current liabilities .....................        (24,736)       134,279

Other long-term liabilities .....................           --            2,333
Long-term debt ..................................           --          907,754
                                                     -----------    -----------
                                                         (24,736)     1,044,366
Redeemable Preferred Interest in Venetian .......           --          149,530
                                                     -----------    -----------
Stockholder's equity ............................       (193,107)        15,706
                                                     -----------    -----------
                                                     $  (217,843)   $ 1,209,602
                                                     ===========    ===========

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 15 Summarized Financial Information (Continued)
================================================================================

                       CONDENSED STATEMENTS OF OPERATIONS
                      For the year ended December 31, 2000

                                                                    Venetian
                                                     Las Vegas      Casino
                                                     Sands, Inc.    Resort LLC
                                                     -----------    -----------
Revenues:
Casino ...........................................   $   307,504    $      --
Room .............................................          --          192,327
Food and beverage ................................          --           67,052
Retail and other .................................         1,646         82,455
                                                     -----------    -----------
Total revenue ....................................       309,150        341,834
Less promotional allowance .......................          --          (46,296)
                                                     -----------    -----------
Net revenues .....................................       309,150        295,538
                                                     -----------    -----------
Operating expenses:
Casino ...........................................       214,390           --
Room .............................................          --           49,618
Food and beverage ................................          --           32,627
Retail and other .................................          --           19,125
Provision for doubtful accounts ..................        17,743          1,300
General and administrative .......................         3,819         88,344
Corporate expense ................................         2,293          3,982
Rental expense ...................................         3,067          5,856
Depreciation and amortization ....................          --           37,180
                                                     -----------    -----------
                                                         241,312        238,032
                                                     -----------    -----------
Operating income (loss) ..........................        67,838         57,506
                                                     -----------    -----------
Other income (expense):
    Interest income ..............................           739            960
    Interest expense, net of amounts capitalized .          --         (102,005)
                                                     -----------    -----------
Income (loss) before extraordinary item ..........        68,577        (43,539)
    Loss on early retirement of debt .............          --           (2,785)
                                                     -----------    -----------
Net income (loss) ................................   $    68,577    $   (46,324)
                                                     ===========    ===========

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 15 Summarized Financial Information (Continued)
================================================================================

                 CONDENSED STATEMENTS OF OPERATIONS, (Continued)
                      For the year ended December 31, 2000

                                                       GUARANTOR SUBSIDIARIES
                                                     --------------------------
                                                     Lido           Mall
                                                     Intermediate   Intermediate
                                                     Holding        Holding
                                                     Company LLC    Company LLC
                                                     -----------    -----------
Revenues:
Casino ...........................................   $      --      $      --
Room .............................................          --             --
Food and beverage ................................          --             --
Retail and other .................................          --             --
                                                     -----------    -----------
Total revenue ....................................          --             --
Less promotional allowance .......................          --             --
                                                     -----------    -----------
Net revenues .....................................          --             --
                                                     -----------    -----------
Operating expenses:
Casino ...........................................          --             --
Room .............................................          --             --
Food and beverage ................................          --             --
Retail and other .................................          --             --
Provision for doubtful accounts ..................          --             --
General and administrative .......................          --               10
Corporate expense ................................          --             --
Rental expense ...................................          --             --
Depreciation and amortization ....................          --             --
                                                     -----------    -----------
                                                            --               10
                                                     -----------    -----------
Operating income (loss) ..........................          --              (10)
                                                     -----------    -----------
Other income (expense):
    Interest income ..............................          --             --
    Interest expense,net of amounts capitalized ..          --             --
                                                     -----------    -----------
Income (loss) before extraordinary item ..........          --              (10)
    Loss on early retirement of debt .............          --             --
                                                     -----------    -----------
Net income (loss) ................................   $      --      $       (10)
                                                     ===========    ===========

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 15 Summarized Financial Information (Continued)
================================================================================

                 CONDENSED STATEMENTS OF OPERATIONS, (Continued)
                      For the year ended December 31, 2000


                                                     NON-GUARANTOR SUBSIDIARIES
                                                     --------------------------
                                                     Grand Canal    Other
                                                     Shops Mall     Non-
                                                     Subsidiary     Guarantor
                                                     LLC (1)        Subsidiaries
                                                     -----------    -----------
Revenues:
Casino ...........................................   $      --      $      --
Room .............................................          --             --
Food and beverage ................................          --             --
Retail and other .................................        30,781           --
                                                     -----------    -----------
Total revenue ....................................        30,781           --
Less promotional allowance .......................          --             --
                                                     -----------    -----------
Net revenues .....................................        30,781           --
                                                     -----------    -----------
Operating expenses:
Casino ...........................................          --             --
Room .............................................          --             --
Food and beverage ................................          --             --
Retail and other .................................        11,194           --
Provision for doubtful accounts ..................           209           --
General and administrative .......................         1,219             21
Corporate expense ................................          --             --
Rental expense ...................................         2,157           --
Depreciation and amortization ....................         4,542           --
                                                     -----------    -----------
                                                          19,321             21
                                                     -----------    -----------
Operating income (loss) ..........................        11,460            (21)
                                                     -----------    -----------
Other income (expense):
    Interest income ..............................            72           --
    Interest expense, net of amounts capitalized .       (17,802)          --
                                                     -----------    -----------
Income (loss) before extraordinary item ..........        (6,270)           (21)
    Loss on early retirement of debt .............          --             --
                                                     -----------    -----------
Net income (loss) ................................   $    (6,270)   $       (21)
                                                     ===========    ===========

[FN]
----------
(1) The assets and liabilities of Mall Construction, a guarantor, were transferred to the Mall Subsidiary, a non-guarantor subsidiary, upon substantial completion of the Casino Resort on November 12, 1999, and subsequently transferred to the New Mall Subsidiary on December 20, 1999. As a result, Mall Construction had no revenues or expenses as of December 31, 2000.

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 15 Summarized Financial Information (Continued)
================================================================================

                 CONDENSED STATEMENTS OF OPERATIONS, (Continued)
                      For the year ended December 31, 2000


                                                     Consolidating/
                                                     Eliminating
                                                     Entries        Total
                                                     -----------    -----------
Revenues:
Casino ...........................................   $      --      $   307,504
Room .............................................          --          192,327
Food and beverage ................................          --           67,052
Retail and other .................................       (45,791)        69,091
                                                     -----------    -----------
Total revenue ....................................       (45,791)       635,974
Less promotional allowance .......................          --          (46,296)
                                                     -----------    -----------
Net revenues .....................................       (45,791)       589,678
                                                     -----------    -----------
Operating expenses:
Casino ...........................................       (45,164)       169,226
Room .............................................          --           49,618
Food and beverage ................................          --           32,627
Retail and other .................................          (627)        29,692
Provision for doubtful accounts ..................          --           19,252
General and administrative .......................          --           93,413
Corporate expense ................................          --            6,275
Rental expense ...................................          --           11,080
Depreciation and amortization ....................          --           41,722
                                                     -----------    -----------
                                                         (45,791)       452,905
                                                     -----------    -----------
Operating income (loss) ..........................          --          136,773
                                                     -----------    -----------
Other income (expense):
    Interest income ..............................          --            1,771
    Interest expense, net of amounts capitalized .          --         (119,807)
                                                     -----------    -----------
Income (loss) before extraordinary item ..........          --           18,737
    Loss on early retirement of debt .............          --           (2,785)
                                                     -----------    -----------
Net income (loss) ................................   $      --      $    15,952
                                                     ===========    ===========

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 15 Summarized Financial Information (Continued)
================================================================================


                       CONDENSED STATEMENTS OF OPERATIONS
                      For the year ended December 31, 1999


                                                                     Venetian
                                                      Las Vegas      Casino
                                                      Sands, Inc.    Resort LLC
                                                      -----------    -----------
Revenues:
Casino .......................................        $128,269         $   --
Room .........................................            --             89,585
Food and beverage ............................            --             30,786
Retail and other .............................           1,592           47,197
                                                      --------         --------
Total revenue ................................         129,861          167,568
Less promotional allowance ...................            --            (25,045)
                                                      --------         --------
Net revenues .................................         129,861          142,523
                                                      --------         --------
Operating expenses:
Casino .......................................         102,456             --
Room .........................................            --             25,532
Food and beverage ............................            --             19,134
Retail and other .............................            --              7,385
Provision for doubtful accounts ..............          12,225              730
General and administrative ...................           1,369           48,566
Corporate expenses ...........................           1,794              716
Rental expense ...............................           1,237            3,852
Pre-opening expense ..........................             143           21,341
Depreciation and amortization ................              52           22,692
                                                      --------         --------
                                                       119,276          149,948
                                                      --------         --------
Operating income (loss) ......................          10,585           (7,425)
                                                      --------         --------
Other income (expense):
 Interest income .............................             209            2,336
 Interest expense, net of amounts capitalized             --            (63,819)
                                                      --------         --------
Income (loss) before extraordinary item ......        $ 10,794         $(68,908)
 Loss on early retirement of debt ............            --               --
                                                      --------         --------
Net income (loss) ............................        $ 10,794         $(68,908)
                                                      ========         ========

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 15 Summarized Financial Information (Continued)
================================================================================

                 CONDENSED STATEMENTS OF OPERATIONS (Continued)
                      For the year ended December 31, 1999

                                                       GUARANTOR SUBSIDIARIES
                                                     --------------------------
                                                     Lido           Mall
                                                     Intermediate   Intermediate
                                                     Holding        Holding
                                                     Company LLC    Company LLC
                                                     -----------    -----------
Revenues:
Casino .......................................       $   --         $    --
Room .........................................           --              --
Food and beverage ............................           --              --
Retail and other .............................           --              --
                                                     -----------     -----------
Total revenue ................................           --              --
Less promotional allowance ...................           --              --
                                                     -----------     -----------
                                                         --              --
Net revenues .................................       -----------     -----------

Operating expenses:
Casino .......................................           --              --
Room .........................................           --              --
Food and beverage ............................           --              --
Retail and other .............................           --              --
Provision for doubtful accounts ..............           --              --
General and administrative ...................                 1         --
Corporate expenses ...........................           --              --
Rental expense ...............................           --              --
Pre-opening expense ..........................           --              --
Depreciation and amortization ................           --              --
                                                     -----------     -----------
                                                               1         --
                                                     -----------     -----------
Operating income (loss) ......................                (1)        --
                                                     -----------     -----------
Other income (expense):
 Interest income .............................           --              --
 Interest expense, net of amounts capitalized            --              --
                                                     -----------     -----------
Income (loss) before extraordinary item ......                (1)        --
 Loss on early retirement of debt ............           --              --
                                                     -----------     -----------
Net income (loss) ............................       $        (1)    $   --
                                                     ===========     ===========

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 15 Summarized Financial Information (Continued)
================================================================================

                 CONDENSED STATEMENTS OF OPERATIONS (Continued)
                      For the year ended December 31, 1999


                                                     NON-GUARANTOR SUBSIDIARIES
                                                     --------------------------
                                                     Grand Canal    Other
                                                     Shops Mall     Non-
                                                     Subsidiary     Guarantor
                                                     LLC(1)         Subsidiaries
                                                     -----------    -----------
Revenues:
Casino .......................................       $   --         $    --
Room .........................................           --              --
Food and beverage ............................           --              --
Retail and other .............................            9,844          --
                                                     -----------     -----------
Total revenue ................................            9,844          --
Less promotional allowance ...................           --              --
                                                     -----------     -----------
                                                          9,844          --
Net revenues .................................       -----------     -----------

Operating expenses:
Casino .......................................           --              --
Room .........................................           --              --
Food and beverage ............................           --              --
Retail and other .............................            4,397          --
Provision for doubtful accounts ..............              700          --
General and administrative ...................              512               2
Corporate expenses ...........................           --              --
Rental Expense ...............................            1,178          --
Pre-opening expense ..........................           --              --
Depreciation and amortization ................            2,401          --
                                                     -----------     -----------
                                                          9,188               2
                                                     -----------     -----------
Operating income (loss) ......................              656              (2)
                                                     -----------     -----------
Other income (expense):
 Interest income .............................                6          --
 Interest expense, net of amounts capitalized            (7,579)         --
                                                     -----------     -----------
Income (loss) before extraordinary item ......           (6,917)             (2)
 Loss on early retirement of debt ............             (589)              --
                                                     -----------     -----------
Net income (loss) ............................       $   (7,506)     $       (2)
                                                     ===========     ===========

[FN]
----------
(1) The assets and liabilities of Mall Construction, a guarantor, were transferred to the Mall Subsidiary, a non-guarantor subsidiary, upon substantial completion of the Casino Resort on November 12, 1999, and subsequently transferred to the New Mall Subsidiary on December 20, 1999. As a result, Mall Construction had no revenues or expenses as of December 31, 1999.

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 15 Summarized Financial Information (Continued)
================================================================================

                 CONDENSED STATEMENTS OF OPERATIONS (Continued)
                      For the year ended December 31, 1999

                                                      Consolidating/
                                                      Eliminating
                                                      Entries        Total
                                                      -----------    -----------
Revenues:
Casino .......................................        $   --           $128,269
Room .........................................            --             89,585
Food and beverage ............................            --             30,786
Retail and other .............................         (29,466)          29,167
                                                      --------         --------
Total revenue ................................         (29,466)         277,807
Less promotional allowance ...................            --            (25,045)
                                                      --------         --------
Net revenues .................................         (29,466)         252,762
                                                      --------         --------
Operating expenses:
Casino .......................................         (29,466)          72,990
Room .........................................            --             25,532
Food and beverage ............................            --             19,134
Retail and other .............................            --             11,782
Provision for doubtful accounts ..............            --             13,655
General and administrative ...................            --             50,450
Corporate expenses ...........................            --              2,510
Rental expense ...............................            --              6,267
Pre-opening expense ..........................            --             21,484
Depreciation and amortization ................            --             25,145
                                                      --------         --------
                                                       (29,466)         248,949
                                                      --------         --------
Operating income (loss) ......................            --              3,813
                                                      --------         --------
Other income (expense):
 Interest income .............................                            2,551
 Interest expense, net of amounts capitalized             --            (71,398)
                                                      --------         --------
Income (loss) before extraordinary item ......        $   --           $(65,034)
 Loss on early retirement of debt ............            --               (589)
                                                      --------         --------
Net income (loss) ............................        $   --           $(65,623)
                                                      ========         ========

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 15 Summarized Financial Information (Continued)
================================================================================

                        CONDENSED STATEMENT OF OPERATIONS
                      For the year ended December 31, 1998

                                                                   Venetian
                                                    Las Vegas      Casino
                                                    Sands, Inc.    Resort LLC
                                                    -----------    ----------
Revenues: ..................................        $    814       $    123
Operating expenses .........................             100          8,341
                                                    --------       --------
Operating income (loss) ....................             714         (8,218)
Other income (expense):
  Interest income ..........................              60         17,077
  Interest expense, net of amounts
   capitalized .............................             --         (39,015)
                                                    --------       --------
Net income (loss) ..........................        $    774       $(30,156)
                                                    ========       ========

                                          GUARANTOR SUBSIDIARIES
                                -------------------------------------------
                                LIDO            Mall            Grand
                                Intermediate    Intermediate    Canal
                                Holding         Holding         Shops Mall
                                Company         Company         Construction
                                LLC             LLC             LLC
                                -----------     -----------     -----------
Revenues:                       $      --       $       --      $       --
Operating expenses .........             45              65              45
                                -----------     -----------     -----------
Operating income (loss) ....            (45)            (65)            (45)
Other income (expense):
  Interest income ..........           --               --              --
  Interest expense, net
   of amounts capitalized ..           --               --              --
                                -----------     -----------     -----------
Net income (loss) ..........    $       (45)    $       (65)    $       (45)
                                ===========     ===========     ===========



                                Other Non-      Consolidating/
                                Guarantor       Eliminating
                                Subsidiaries    Entries         Total
                                -----------     -----------     -----------
Revenues:                       $      --       $     --       $       937
Operating expenses .........            226           --             8,822
                                -----------     -----------     -----------
Operating income (loss) ....           (226)          --            (7,885)
Other income (expense):
  Interest income ..........           --             --            17,137
  Interest expense, net
   of amounts capitalized ..           --             --           (39,015)
                                -----------     -----------     -----------
Net income (loss) ..........    $      (226)    $               $  (29,763)
                                ===========     ===========     ===========


================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 15 Summarized Financial Information (Continued)
================================================================================

                       CONDENSED STATEMENTS OF CASH FLOWS
                      For the year ended December 31, 2000


                                                                    Venetian
                                                    Las Vegas       Casino
                                                    Sands, Inc.     Resort LLC
                                                    -----------     -----------
Net cash provided by (used in) operating
  activities ...................................    $    56,339     $    21,377
                                                    -----------     -----------
Cash flows from investing activities:
  Proceeds from purchases of investments .......           --             7,319
  Capital expenditures .........................           --           (15,647)
  Construction of Casino Resort ................           --           (12,178)
                                                    -----------     -----------
Net cash used in investing activities ..........           --           (20,506)
                                                    -----------     -----------
Cash flows from financing activities:
  Proceeds from capital contributions ..........           --               (35)
  Repayments on bank credit facility-tranche
    -A term loan ...............................           --           (35,625)
  Repayments on bank credit facility-tranche
    -B term loan ...............................           --              (250)
  Proceeds from bank credit facility-tranche
    -B term loan ...............................           --            50,000
  Repayments on bank credit facility-revolver ..           --           (50,160)
  Proceeds from bank credit facility-revolver...           --            11,000
  Repayments on FF&E credit facility ...........           --           (16,609)
  Payments of deferred offering costs ..........           --            (2,296)
  Net increase (decrease) in intercompany
   accounts ....................................        (44,968)         45,127
                                                    -----------     -----------
Net cash provided by (used in) financing
  activities ...................................        (44,968)          1,152
                                                    -----------     -----------
Increase (decrease) in cash and cash
 equivalents ...................................         11,371           2,023
Cash and cash equivalents at beginning of
 year ..........................................         23,961           2,237
                                                    -----------     -----------
Cash and cash equivalents at end of year .......    $    35,332     $     4,260
                                                    ===========     ===========

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 15 Summarized Financial Information (Continued)
================================================================================

                 CONDENSED STATEMENTS OF CASH FLOWS, (Continued)
                      For the year ended December 31, 2000

                                                     GUARANTOR SUBSIDIARIES
                                                    -------------------------
                                                    Lido            Mall
                                                    Intermediate    Intermediate
                                                    Holding         Holding
                                                    Company LLC     Company LLC
                                                    -----------     -----------
Net cash provided by (used in) operating
  activities ...................................    $      --       $      (10)
                                                    -----------     -----------
Cash flows from investing activities:
  Proceeds from purchases of investments .......          --            --
  Capital expenditures .........................          --            --
  Construction of Casino Resort ................          --            --
                                                    -----------     -----------
Net cash used in investing activities ..........          --            --
                                                    -----------     -----------
Cash flows from financing activities:
  Proceeds from capital contributions ..........          --                 9
  Repayments on bank credit facility-tranche
    -A term loan ...............................          --            --
  Repayments on bank credit facility-tranche
    -B term loan ...............................          --            --
  Proceeds from bank credit facility-tranche
    -B term loan ...............................          --            --
  Repayments on bank credit facility-revolver ..          --            --
  Proceeds from bank credit facility-revolver ..          --            --
  Repayments on FF&E credit facility ...........          --            --
  Payments of deferred offering costs ..........          --            --
  Net increase (decrease) in intercompany
   accounts ....................................          --            --
                                                    -----------     -----------
Net cash provided by (used in) financing
   activities ..................................          --                 9
                                                    -----------     -----------
Increase (decrease) in cash and cash
 equivalents ...................................          --                (1)
Cash and cash equivalents at beginning of
 year ..........................................             4               5
                                                    -----------     -----------
Cash and cash equivalents at end of year .......    $        4      $        4
                                                    ===========     ===========

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 15 Summarized Financial Information (Continued)
================================================================================

                 CONDENSED STATEMENTS OF CASH FLOWS, (Continued)
                      For the year ended December 31, 2000

                                                    NON-GUARANTOR SUBSIDIARIES
                                                    ---------------------------
                                                    Grand Canal     Other
                                                    Shops Mall      Non-
                                                    Subsidiary      Guarantor
                                                    LLC (1)         Subsidiaries
                                                    -----------     -----------
Net cash provided by (used in) operating
  activities ...................................    $     3,341     $       (30)
                                                    -----------     -----------
Cash flows from investing activities:
  Proceeds from purchases of investments .......          1,112            --
  Capital expenditures .........................           (762)           --
  Construction of Casino Resort ................           --                (2)
                                                    -----------     -----------
Net cash used in investing activities ..........            350              (2)
                                                    -----------     -----------
Cash flows from financing activities:
  Proceeds from capital contributions ..........              5              21
  Repayments on bank credit facility-tranche
    -A term loan ...............................           --              --
  Repayments on bank credit facility-tranche
    -B term loan ...............................           --              --
  Proceeds from bank credit facility-tranche
    -B term loan ...............................           --              --
  Repayments on bank credit facility-revolver ..           --              --
  Proceeds from bank credit facility-revolver ..           --              --
  Repayments on FF&E credit facility ...........           --              --
  Payments of deferred offering costs ..........           (565)           --
  Net increase (decrease) in intercompany
   accounts ....................................           (159)           --
                                                    -----------     -----------
Net cash provided by (used in) financing
   activities ..................................           (719)             21
                                                    -----------     -----------
Increase (decrease) in cash and cash
 equivalents ...................................          2,972             (11)
Cash and cash equivalents at beginning of
 year ..........................................           --                45
                                                    -----------     -----------
Cash and cash equivalents at end of year .......    $     2,972     $        34
                                                    ===========     ===========

[FN]
----------
(1) The assets and liabilities of Mall Construction, a guarantor, were transferred to the Mall Subsidiary, a non-guarantor subsidiary, upon substantial completion of the Casino Resort on November 12, 1999, and subsequently transferred to the New Mall Subsidiary on December 20, 1999. As a result, Mall Construction had no cash flows as of December 31, 2000.

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 15 Summarized Financial Information (Continued)
================================================================================

                 CONDENSED STATEMENTS OF CASH FLOWS, (Continued)
                      For the year ended December 31, 2000


                                                     Consolidating/
                                                     Eliminating
                                                     Entries       Total
                                                     -----------   -----------
Net cash provided by (used in) operating
  activities ...................................    $      --       $   81,017
                                                    -----------     -----------
Cash flows from investing activities:
  Proceeds from purchases of investments .......          --             8,431
  Capital expenditures .........................          --           (16,409)
  Construction of Casino Resort ................          --           (12,180)
                                                    -----------     -----------
Net cash used in investing activities ..........          --           (20,158)
                                                    -----------     -----------
Cash flows from financing activities:
  Proceeds from capital contributions ..........          --            --
  Repayments on bank credit facility-tranche
    -A term loan ...............................          --           (35,625)
  Repayments on bank credit facility-tranche
    -B term loan ...............................          --              (250)
  Proceeds from bank credit facility-tranche
    -B term loan ...............................          --            50,000
  Repayments on bank credit facility-revolver ..          --           (50,160)
  Proceeds from bank credit facility-revolver ..          --            11,000
  Repayments on FF&E credit facility ...........          --           (16,609)
  Payments of deferred offering costs ..........          --            (2,861)
  Net increase (decrease) in intercompany
   accounts ....................................          --            --
                                                    -----------     -----------
Net cash provided by (used in) financing
 activities ....................................          --           (44,505)
                                                    -----------     -----------
Increase (decrease) in cash and cash
 equivalents ...................................          --            16,354
Cash and cash equivalents at beginning of
 year ..........................................          --            26,252
                                                    -----------     -----------
Cash and cash equivalents at end of year .......    $      --       $   42,606
                                                    ===========     ===========

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 15 Summarized Financial Information (Continued)
================================================================================

                        CONDENSED STATEMENTS OF CASH FLOW
                      For the year ended December 31, 1999

                                                                      Venetian
                                                      Las Vegas       Casino
                                                      Sands, Inc.     Resort LLC
                                                      -----------     ----------
Net cash provided by (used in) operating
 activities ....................................      $  (7,608)      $ (64,828)
                                                      ---------       ---------
Cash flows from investing activities:

  Proceeds from purchases of investments .......           --           125,147
  Construction of Casino Resort ................            (52)       (228,393)
                                                      ---------       ---------
Net cash used in investing activities ..........            (52)       (103,246)

Cash flows from financing activities:

  Proceeds from capital contributions ..........         27,791            --
  Proceeds from preferred interest in Venetian .           --            44,431
  Repayments on mall construction loan facility            --              --
  Proceeds from mall construction loan facility            --              --
  Proceeds from tranche A loan .................           --              --
  Proceeds from tranche B loan .................           --              --
  Proceeds from completion guaranty-loan .......           --            23,503
  Repayment on bank credit facility-term loan ..           --           (11,250)
  Proceeds from bank credit facility-term loan .           --            34,000
  Repayments on bank credit facility-revolver ..           --           (10,231)
  Proceeds from bank credit facility-revolver ..           --            40,506
  Repayment on FF&E credit facility ............           --            (5,862)
  Proceeds from FF&E credit facility ...........           --            83,842
  Payment of deferred costs ....................           --            (1,299)
  Net increase and (decrease) intercompany
   accounts ....................................          2,614         (28,354)
                                                      ---------       ---------
Net cash provided by (used in) financing
   activities ..................................         30,405         169,286
                                                      ---------       ---------
Increase (decrease) in cash and cash equivalents         22,745           1,212
Cash and cash equivalents at beginning of year .          1,216           1,025
                                                      ---------       ---------
Cash and cash equivalent at end of year ........      $  23,961       $   2,237
                                                      =========       =========

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 15 Summarized Financial Information (Continued)
================================================================================

                  CONDENSED STATEMENTS OF CASH FLOW (Continued)
                      For the year ended December 31, 1999


                                                        GUARANTOR SUBSIDIARIES
                                                      --------------------------
                                                      LIDO          Mall
                                                      Intermediate  Intermediate
                                                      Holding       Holding
                                                      Company       Company
                                                      LLC           LLC
                                                      -----------   -----------
Net cash provided by (used in) operating
 activities ........................................  $      (1)    $   --
                                                      ---------     ---------
Cash flows from investing activities:

  Proceeds from purchases of investments ...........
  Construction of Casino Resort ....................      --            --
                                                      ---------     ---------
Net cash used in investing activities ..............      --            --

Cash flows from financing activities:

  Proceeds from capital contributions ..............      --            --
  Proceeds from preferred interest in Venetian .....      --            --
  Repayments on mall construction loan facility ....      --            --
  Proceeds from mall construction loan facility ....      --            --
  Proceeds from tranche A loan .....................      --            --
  Proceeds from tranche B loan .....................      --            --
  Proceeds from completion guaranty-loan ...........      --            --
  Repayment on bank credit facility-term loan ......      --            --
  Proceeds from bank credit facility-term loan .....      --            --
  Repayments on bank credit facility-revolver ......      --            --
  Proceeds from bank credit facility-revolver ......      --            --
  Repayment on FF&E credit facility ................      --            --
  Proceeds from FF&E credit facility ...............      --            --
  Payment of deferred costs ........................      --            --
  Net increase and (decrease) intercompany
   accounts ........................................      --            --
                                                      ---------     ---------
Net cash provided by (used in) financing activities       --            --
                                                      ---------     ---------
Increase (decrease) in cash and cash equivalents ...         (1)        --
Cash and cash equivalents at beginning of year .....          5             5
                                                      ---------     ---------
Cash and cash equivalent at end of year ............  $       4     $       5
                                                      =========     =========

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 15 Summarized Financial Information (Continued)
================================================================================

                 CONDENSED STATEMENTS OF CASH FLOW, (Continued)
                      For the year ended December 31, 1999

                                                     NON-GUARANTOR SUBSIDIARIES
                                                    ----------------------------
                                                    Grand Canal     Other
                                                    Shops Mall      Non-
                                                    Subsidiary      Guarantor
                                                    LLC (1)         Subsidiaries
                                                    -----------     ------------
Net cash provided by (used in) operating
 activities ....................................... $  (7,174)      $      (3)
                                                    ---------       ---------
Cash flows from investing activities:

  Proceeds from purchases of investments ..........    (2,191)           --
  Construction of Casino Resort ...................   (53,593)        (37,068)
                                                    ---------       ---------
Net cash used in investing activities .............   (55,784)        (37,068)

Cash flows from financing activities:

  Proceeds from capital contributions .............       498          37,262
  Proceeds from preferred interest in Venetian ....      --              --
  Repayments on mall construction loan facility ...  (140,000)           --
  Proceeds from mall construction loan facility ...    37,287            --
  Proceeds from tranche A loan ....................   105,000            --
  Proceeds from tranche B loan ....................    35,000            --
  Proceeds from completion guaranty-loan ..........      --              --
  Repayment on bank credit facility-term loan .....      --              --
  Proceeds from bank credit facility-term loan ....      --              --
  Repayments on bank credit facility-revolver .....      --              --
  Proceeds from bank credit facility-revolver .....      --              --
  Repayment on FF&E credit facility ...............      --              --
  Proceeds from FF&E credit facility ..............      --              --
  Payments of deferred offering cost ..............      (747)           --
  Net increase and (decrease) intercompany accounts    25,910            (170)
                                                    ---------       ---------
Net cash provided by (used in) financing activities    62,948          37,092
                                                    ---------       ---------
Increase (decrease) in cash and cash equivalents ..       (10)             21
Cash and cash equivalents at beginning of year ....        10              24
                                                    ---------       ---------
Cash and cash equivalent at end of year ........... $    --         $      45
                                                    =========       =========

[FN]
----------
(1) The assets and liabilities of Mall Construction, a guarantor, were transferred to the Mall Subsidiary, a non-guarantor subsidiary, upon substantial completion of the Casino Resort on November 12, 1999, and subsequently transferred to the New Mall Subsidiary on December 20, 1999. As a result, Mall Construction had no cash flows as of December 31, 1999.

================================================================================

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 15 Summarized Financial Information (Continued)
================================================================================

                 CONDENSED STATEMENTS OF CASH FLOW, (Continued)
                      For the year ended December 31, 1999


                                                    Consolidating/
                                                    Eliminating
                                                    Entries         Total
                                                    -----------     -----------
Net cash provided by (used in) operating
 activities ....................................... $  49,551       $ (30,063)
                                                    ---------       ---------
Cash flows from investing activities:

  Proceeds from purchases of investments ..........      --           122,956
  Construction of Casino Resort ...................      --          (319,106)
                                                    ---------       ---------
Net cash used in investing activities .............      --          (196,150)

Cash flows from financing activities:

  Proceeds from capital contributions .............   (49,551)         16,000
  Proceeds from preferred interest in Venetian ....      --            44,431
  Repayments on mall construction loan facility ...      --          (140,000)
  Proceeds from mall construction loan facility ...      --            37,287
  Proceeds from tranche A loan ....................      --           105,000
  Proceeds from tranche B loan ....................      --            35,000
  Proceeds from completion guaranty-loan ...........     --            23,503
  Repayment on bank credit facility-term loan .....      --           (11,250)
  Proceeds from bank credit facility-term loan ....      --            34,000
  Repayments on bank credit facility-revolver .....      --           (10,231)
  Proceeds from bank credit facility-revolver .....      --            40,506
  Repayment on FF&E credit facility ...............      --            (5,862)
  Proceeds from FF&E credit facility ..............      --            83,842
  Payments of deferred offering cost ..............      --            (2,046)
  Net increase and (decrease) intercompany accounts      --              --
                                                    ---------       ---------
Net cash provided by (used in) financing activities   (49,551)        250,180
                                                    ---------       ---------
Increase (decrease) in cash and cash equivalents ..      --            23,967
Cash and cash equivalents at beginning of year ....      --             2,285
                                                    ---------       ---------
Cash and cash equivalent at end of year ........... $    --         $  26,252
                                                    =========       =========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 15 Summarized Financial Information (Continued)
================================================================================

                        CONDENSED STATEMENTS OF CASH FLOW
                      For the year ended December 31, 1998


                                                                     Venetian
                                                      Las Vegas      Casino
                                                      Sands, Inc.    Resort LLC
                                                      -----------    -----------
Net cash provided by (used in)
 operating activities ..........................      $   1,167      $ (27,015)
                                                      ---------      ---------
Cash flows from investing activities:

  Proceeds from purchases of investments .......           --          297,226
  Investment in subsidiaries ...................            (93)          (162)
  Construction of Casino Resort ................           --         (508,399)
                                                      ---------      ---------
Net cash used in investing activities ..........            (93)      (211,335)

Cash flows from financing activities:

  Proceeds from Mall Construction Loan Facility            --          102,713
  Proceeds from Bank Credit Facility-term loan .           --          116,000
  Proceeds from Bank Credit Facility-revolver ..           --            8,885
  Proceeds from FF&E Credit Facility ...........           --           13,858
  Payments of deferred offering cost ...........           --           (2,796)
  Proceeds from capital contributions ..........           --             --
                                                      ---------      ---------
Net cash provided by financing activities ......           --          238,660
                                                      ---------      ---------
Increase in cash and cash equivalents ..........          1,074            310
Cash and cash equivalents at beginning of year .            142            715
                                                      ---------      ---------
Cash and cash equivalents at end of year .......      $   1,216      $   1,025
                                                      =========      =========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 15 Summarized Financial Information (Continued)
================================================================================

                  CONDENSED STATEMENTS OF CASH FLOW (Continued)
                      For the year ended December 31, 1998


                                               GUARANTOR SUBSIDIARIES
                                    -----------------------------------------
                                    LIDO             Mall          Grand
                                    Intermediate     Intermediate  Canal
                                    Holding          Holding       Shops Mall
                                    Company          Company       Construction
                                    LLC              LLC           LLC
                                    -----------      -----------   -----------
Net cash provided by
 (used in) operating
 activities ....................    $       (45)     $       (65)  $       (40)
                                    -----------      -----------   -----------
Cash flows from investing
 activities:

  Proceeds from purchases
   of investments ..............         --               --            --

  Investment in subsidiaries
  Construction of Casino Resort          --               --            --
                                    -----------      -----------   -----------
Net cash used in investing
 activities ....................         --               --            --

Cash flows from financing
 activities:

  Proceeds from Mall Construction
   Loan Facility ...............         --               --            --
  Proceeds from Bank Credit
   Facility-term loan ..........         --               --            --
  Proceeds from Bank Credit
   Facility-revolver ...........         --               --            --
  Proceeds from FF&E Credit
   Facility ....................         --               --            --
  Payments of deferred offering
   cost ........................         --               --            --
  Proceeds from capital
   contributions ...............             50               70            50
                                    -----------      -----------   -----------
Net cash provided by
 financing activities ..........             50               70            50
                                    -----------      -----------   -----------
Increase in cash and cash
 equivalents ...................              5                5            10
Cash and cash equivalents at
 beginning of year .............         --               --            --
                                    -----------      -----------   -----------
Cash and cash equivalents at
 end of year ...................    $         5      $         5   $        10
                                    ===========      ===========   ===========

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (Continued)

Note 15 Summarized Financial Information (Continued)
================================================================================

                 CONDENSED STATEMENTS OF CASH FLOW, (Continued)
                      For the year ended December 31, 1998


                                     Other
                                     Non-            Consolidating/
                                     Guarantor       Eliminating
                                     Subsidiaries    Entries        Total
                                     -----------     -----------    -----------
Net cash provided by (used in)
 operating activities ..........    $       (61)     $    --        $   (26,059)
                                    -----------      -----------    -----------
Cash flows from investing
 activities:

  Proceeds from purchases of
   investments .................         --               --            297,226
  Investment in subsidiaries ...         --                  255           --
  Construction of Casino Resort          --               --           (508,399)
Net cash used in investing           -----------     -----------    -----------
 activities ....................                             255       (211,173)
Cash flows from financing
 activities:

  Proceeds from Mall Construction
   Loan Facility ...............         --               --            102,713
  Proceeds from Bank Credit
   Facility-term loan ..........         --               --            116,000
  Proceeds from Bank Credit
   Facility-revolver ...........         --               --              8,885
  Proceeds from FF&E credit
   facility ....................         --               --             13,858
  Payment of deferred offering
   cost ........................         --               --             (2,796)
  Proceeds from capital
   contributions ...............              85            (255)          --
                                     -----------     -----------    -----------
Net cash provided by financing
 activities ....................              85            (255)       238,660
                                     -----------     -----------    -----------
Increase (decrease) in cash and
 cash equivalents ..............              24          --              1,428
Cash and cash equivalents at
 beginning of year .............         --               --                857
                                     -----------     -----------    -----------
Cash and cash equivalents at
 end of year ...................     $        24     $    --        $     2,285
                                     ===========     ===========    ===========

       Report of Independent Accountants on Financial Statements Schedule
       ------------------------------------------------------------------



To the Board of Directors and Sole Stockholder of Las Vegas Sands, Inc.


Our audits of the consolidated financial statements referred to in our report dated February 2, 2001 appearing in this Annual Report on Form 10-K of Las Vegas Sands, Inc. also included an audit of the financial statement schedule listed in
Item 14 (a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP


Las Vegas, Nevada
February 2, 2001

================================================================================
LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)


Note 15 Summarized Financial Information (continued)
================================================================================

                 SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

================================================================================

                                               Additions  Deductions
                                               ---------  ----------
                                    Balance
                                    at         Charge     Accounts     Balance
                                    beginning  to         charged      at
                                    of         cost and   off          end of
Description                         period     expenses   (recovered)  period
================================================================================

      Allowance for doubtful accounts and discounts:

      Year ended December 31:

               1998                 $                                 $
                                    =========  =========  =========   =========
               1999                 $             13,655     (6,758)  $   6,897
                                    =========  =========  =========   =========
               2000                 $   6,897     19,252     (3,236)  $  22,913
                                    =========  =========  =========   =========


ITEM 9.--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

None.

                                    PART III

ITEM 10. --DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------

      LVSI has a Board of Directors comprised of two persons. One director is the Sole Stockholder, who has two votes for all matters before the Board of Directors. In the event that LVSI increases the number of directors comprising the Board of Directors, the number of votes which the Sole Stockholder has will be increased so that the Sole Stockholder will have one more vote than the number of votes of all of the other directors aggregated. The second director (the "Special Director") is unaffiliated with the Sole Stockholder or any other affiliate of the Sole Stockholder, has no other position with LVSI or Venetian and has one vote for all matters before the Board of Directors. To the extent the Special Director receives compensation, it is paid by LVSI from sources unrelated to and independent from the Sole Stockholder and its affiliates (other than LVSI and Venetian). The Special Director is required to file an application for a gaming license with the Nevada Gaming Authorities.

      The table below sets forth the executive officers and the directors of the Company.


           Name               Age                       Position
---------------------------  ------  ------------------------------------------
Sheldon G. Adelson            67     Chairman of the Board, Chief Executive
                                     Officer and Director
Robert F. List                64     Special Director
William P. Weidner            55     President and Chief Operating Officer
Bradley H. Stone              46     Executive Vice President
Robert G. Goldstein           45     Senior Vice President
David Friedman                44     Assistant to Chairman of the Board and
                                     Secretary
Harry D. Miltenberger         57     Vice President-Finance



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

      Robert F. List was elected as Special Director of LVSI in April 2000. Mr. List is the Chief Executive Officer of the Robert List Company, a Las Vegas based consulting firm, and serves as counsel to the law firm of Beckley, Singleton, Jemison, Cobeaga and List. Mr. List served as Executive Vice President, Corporate Counsel and Member of the Board of Directors of Boomtown, Inc. from 1992 to 1999. Mr. List has served in various elected positions in the State of Nevada including Attorney General from 1970 to 1978 and Governor from 1978 to 1982.

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

      David Friedman has been Assistant to the Chairman of Interface since October 1995. Subsequently, Mr. Friedman became both Assistant to the Chairman of the Board and Secretary of the Company. Mr. Friedman is also an officer of other companies owned by the Sole Stockholder. Prior to joining the Company, Mr. Friedman was the Senior Vice President of Development and Legal Affairs for President Casinos, Inc. from May 1993 to October 1995.

      Harry D. Miltenberger is a certified public accountant and has been Vice President--Finance of the Company since February 1997. From March 1995 until February 1997 he was Senior Vice President and Chief Financial Officer of SUB, a banking company.

ITEM 11.--EXECUTIVE COMPENSATION
--------------------------------

      The following table sets forth certain information concerning the compensation for the last three fiscal years of those persons who were, at December 31, 2000, the Chief Executive Officer and the four highest paid executive officers of LVSI, which is the managing member of Venetian. Under the limited liability company agreement of Venetian, LVSI is entitled to be reimbursed for all expenses incurred in connection with its activities as the managing member of Venetian, including all employee compensation costs.


                                                        Long Term
                                         Annual         Compensation
                                      Compensation      Awards
                                   -------------------  ---------
                                                        Securities All
                                                        Underlying Other
 Name and Principal       Year      Salary    Bonus     Options    Compensation
      Position                                                     (1)
----------------------  ---------  -------------------  ---------  ------------
Sheldon G. Adelson        2000     1,500,000      --        --         --
   Chairman of the        1999        --          --        --         --
   Board and Chief        1998        --          --        --         --
   Executive Officer

William P. Weidner        2000       951,284   300,000               2,239
   President and          1999       797,165      --        --       1,917
   Chief Operating        1998       779,917      --        --       2,592
   Officer

Bradley H. Stone          2000       726,214   240,000      --         789
   Executive Vice         1999       511,882      --        --         729
   President              1998       500,806      --        --         918

Robert G. Goldstein       2000       686,269   225,000      --         789
   Senior Vice            1999       457,881      --        --         729
   President              1998       376,970      --        --         918

David Friedman            2000       359,615   170,000      --         540
   Assistant to           1999       300,000      --        --         745
   Chairman of the        1998       306,347   105,000      --         914
   Board and
   Secretary

[FN]

----------
(1) Represents Group Life Insurance.

Employment Agreements
---------------------

      William P. Weidner, Bradley H. Stone and Robert G. Goldstein each had an employment agreement with the Company continuing through December 31, 2000 (the "Initial Term"). The agreements originally had a termination date of December 31, 1998, but were extended by the Company through December 31, 2000, in accordance with two-year extension rights of the Company. The Company has agreed to further extend these agreements through December 31, 2003, with certain amendments and modifications, and to enter into similar employment agreements with David Friedman (all such agreements are collectively referred to as the "Employment Agreements.") All substantive terms and conditions of the Employment Agreements, with the exception of the terms relating to bonus payments, have been agreed to.

      Pursuant to the Employment Agreements, the officers have such powers, duties and responsibilities as are generally associated with their offices, as may be modified or assigned by the Chairman of the Board of Directors (or the President in the case of Mr. Stone and Mr. Goldstein) and subject to the supervision of the Board of Directors (and the President in the case of Mr. Stone, and Mr. Goldstein). The agreements provide that, during the terms of their employment, the officers will not engage in any other business or professional pursuit unless consented to by the Company in writing.

      The terms of the Employment Agreements currently provide for an annual base salary for Mr. Weidner, Mr. Stone, Mr. Goldstein, and Mr. Friedman of $1,000,000, $800,000, $750,000 and $400,000 respectively. The foregoing salaries were adjusted effective April 1, 2000 with annual adjustments of 4.0% through December 31, 2003. The employment agreements also provide for the grant of options to acquire shares of common stock of the Company representing 2%, 1.5%, 1.0%, and 0.5%, respectively, of the shares issued and outstanding upon the issuance of all shares for which options have been granted under the Employment Agreements or otherwise. The grant of such options has been approved by the Nevada Commission however no grants have occurred as of December 31, 2000. See "
- Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan." The officers are also entitled to receive other employee benefits of the Company. The agreements may be terminated by either the Company or the officer upon proper notice, pursuant to the terms of the Employment Agreements. Under the agreements, in the event of a Cause Termination, Breach Termination, Voluntary Termination or Licensing Termination (each as defined therein), all salary and benefits shall immediately cease subject to any requirements of law, all unexercised options shall be canceled and forfeited and all shares of common stock held shall be redeemed by the Company at a price equal to the lesser of the exercise price of such shares or the Fair Market Value (as defined therein) on the date of termination, payable in sixty equal consecutive monthly installments with interest at the Applicable Federal Rate (as defined therein). In the event of a Company Breach Termination, Constructive Termination or Involuntary Termination (each as defined therein), the Company is obliged to pay to the officer involved his salary for the rest of the term of the Employment Agreement until the officer becomes gainfully employed elsewhere, in which event the Company is obliged to pay the difference in the income earned in such other employment and the salary payable under the agreement with the Company. The amount that the officer is entitled to receive upon termination will depend upon the amount of time remaining in the term of such agreement as of the date of the officer's termination of employment. If a Company Breach Termination, Constructive Termination or Involuntary Termination occurred with respect to Mr. Weidner, Mr. Stone, Mr. Goldstein and Mr. Friedman on December 31, 2000, the amounts that Mr. Weidner, Mr. Stone, Mr. Goldstein and Mr. Friedman would have been entitled to receive pursuant to their Employment Agreements as continued salary through December 31, 2003 would have been $3,246,464, $2,597,171, $2,434,848, and
$1,298,586, respectively. Such amounts would have been subject to mitigation, as described above, if the officer became gainfully employed elsewhere. In addition, all shares of the Company represented by options held by the officer shall be redeemed by the Company at a price equal to the greater of the exercise price for such shares or the Fair Market Value on the date of termination, payable in 36 equal consecutive monthly installments with interest at the Applicable Federal Rate. In the case of a Death Termination (as defined therein), salary shall be paid through the date of death, and all shares of the Company held by the officer shall be redeemed by the Company for a price payable by the Company to the officer's estate equal to all sums paid by the officer for the shares plus the difference between (x) the exercise price paid for the shares and (y) the Fair Market Value of such shares, payable in 36 equal consecutive monthly installments with interest at the Applicable Federal Rate. In the case of Disability Termination, salary, less any applicable disability insurance payments, shall be continued for a period of six months following the date of termination and all options and shares shall be treated in the same way as upon a Death Termination. The employment agreements may not be amended, changed, or modified except by a written document signed by each of the parties. Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan

      The Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan (the "Plan") provides for 75,000 shares of common stock of the Company to be reserved for issuance by the Company to officers and other key employees or consultants of the Company or any of its Affiliates or Subsidiaries (each as defined in the Plan) pursuant to options granted under the Plan. The grant of such options has been approved by the Nevada Commission. The purpose of the Plan is to promote the interest of the Company and its Sole Stockholder by (i) attracting and retaining exceptional officers and other key employees and consultants to the Company and its Affiliates and Subsidiaries and (ii) enabling such individuals to participate in the long-term growth and financial success of the Company. The Board of Directors has the authority to determine the participants to whom options are granted, the number of shares covered by each option or any repurchase or other disposition of shares thereunder, the exercise price therefor, and the conditions and limitations applicable to the exercise of the option. The Board of Directors is authorized to make adjustments in the terms and conditions of, and the criteria included in, options, in the case of certain unusual or nonrecurring events, whenever the Board of Directors determines that such adjustments are appropriate in order to prevent dilution or enlargement of benefits or potential benefits under the Plan. In the event of any Acceleration Event (as defined in the Plan) any outstanding options then held by the participants which are unexercisable or otherwise unvested, shall automatically become fully vested and shall be exercisable pursuant to the applicable award agreement. The Plan provides that the Sole Stockholder may, at any time, assume the Plan or certain obligations under the Plan, in which case the Sole Stockholder will be the administrator of the Plan, the issuer of the Options, and will have all the rights, powers, and responsibilities granted to the Company or the Board of Directors under the Plan with respect to such assumed obligations.

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

      It has been agreed that options will be granted under the Plan to Mr. Weidner, Mr. Stone, Mr. Goldstein and Mr. Friedman (the "Named Optionees") (as well as other individuals) to acquire shares representing 2.0%, 1.5%, 1.0%, and 0.5% , respectively, of the common stock of the Company. The specific terms and conditions of the options were agreed to in 1999 and are expected to be memorialized in 2001 however no grants have occurred as of December 31, 2000. The Company does not expect that the exercise price on the grant date will be lower than fair market value of the common stock of the Company. The Plan allows the Sole Stockholder to assume the obligations under the Plan relating to such options and to enter into award agreements with the Named Optionees. The options granted to the Named Optionees will be fully vested and exercisable upon grant. The options will expire on the earlier of (i) a specified number of years from the date of grant, (ii) the date three days prior to a Change in Control Acceleration Event (as defined in the Plan) and (iii) the date three days prior to a Public Offering Acceleration Event (as defined in the Plan). The options of the Named Optionees may be exercised immediately after issuance and the exercise price may be loaned to the Named Optionees by the Company or the Sole Stockholder. Shares issued to the Named Optionees pursuant to the exercise of an option and held at the time of each Named Optionee's termination of employment are subject to redemption by the Company or the Sole Stockholder, if he so issued them, in accordance with the terms of the applicable Employment Agreements, as described in "Employment Agreements" above.

ITEM 12. --SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

      The following table sets forth certain information as of March 30, 2001 with respect to the beneficial ownership of the common stock of LVSI by (i) each person who, to the knowledge of LVSI, beneficially owns more than 5% of its outstanding common stock, (ii) the directors of LVSI, (iii) all executive officers named in the summary compensation table in "Item 11 - Executive Compensation" and (iv) all executive officers and directors of LVSI as a group.


                                                   Shares of
       Beneficial Owner(1)                       Common Stock     Percentage
       -------------------                       ------------     ----------
       Sheldon G. Adelson                           925,000           100%
       Robert F. List                                     0             0%
       William P. Weidner (2)                             0             0%
       Bradley H. Stone (2)                               0             0%
       Robert G. Goldstein (2)                            0             0%
       David Friedman (2)                                 0             0%
       All executive officers and the
        directors of the Company as
        a group                                     925,000           100%

----------
(1) The address of each person named below is c/o the Company, 3355 Las Vegas Boulevard South, Room 1A, Las Vegas, Nevada 89109.

(2) Does not include options to purchase common stock of the Company not exercisable within 60 days of the date hereof in connection with the development of the Casino Resort and pursuant to the terms of each of their employment agreements or other agreements with the Company, each of Messrs. Weidner, Stone, Goldstein, and Friedman are to be granted options to purchase common stock of LVSI representing 2.0%, 1.5%, 1.0% and 0.5%, respectively, of the shares of common stock of LVSI outstanding after giving effect to the issuance of all shares for which options have been granted. See "Item 11 - Executive Compensation - Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan."


ITEM 13. --CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

Redeemable Preferred Interest
-----------------------------

      Venetian currently has two members, the Company and Interface Group Holding Company, Inc. ("Interface Holding"), which owns all of the capital stock of Interface. LVSI is the managing member of Venetian and owns 100% of the common equity interests in Venetian. Interface Holding currently holds a Series B preferred interest in Venetian (the "Series B Preferred Interest"). The rights of the Series B Preferred Interest are non-voting, not subject to mandatory redemption or redemption at the option of the holder and will have a preferred return of 12% and upon the 12th anniversary of the closing of the offering of the Notes, to the extent of the positive capital account of the holders of the Series B Preferred Interest, there must be a distribution on the Series B Preferred Interest. Until the indebtedness under the Bank Credit Facility is repaid and cash payments are permitted under the restricted payment covenants under the Indentures, the preferred return on the Series B Preferred Interest will accrue and will not be paid in cash. Subject to the foregoing, distributions with respect to the preferred capital of the holders of the Series B Preferred Interest may, at the option of the Company, be made at any time.

Tranche B Take-out Loan and Sole Stockholder's $20.0 million Guaranty of Tranche A Take-out Loan
--------------------------------------------------------------------------------

      On December 20, 1999, each of the $105.0 million Tranche A Take-out Loan and the $35.0 million Tranche B Take-out Loan were made, and were secured by mortgages on the Mall Assets. The Sole Stockholder has agreed to guarantee, on an unsecured basis, $20.0 million of indebtedness under the Tranche A Take-out Loan. In addition, the Tranche B Take-out Lender is wholly-owned by the Sole Stockholder. The Tranche B Take-out Loan is deeply subordinated to the Tranche A Take-out Loan, so that, among other things, (a) the Tranche A Take-out Lender has first priority liens on the Mall Assets, and the Tranche B Take-out Lender has second priority liens; (b) no payment can be made on the Tranche B Take-out Loan unless (x) all payments then due under the Tranche A Take-out Loan have been paid in full, (y) there is no default under the Tranche A Take-out Loan and
(z) there is available cash flow (taking into account certain required reserves) to make such payment; and (c) the Tranche B Take-out Lender cannot exercise any remedies or take any enforcement actions under the Tranche B Take-out Loan for so long as the Tranche A Take-out Loan is outstanding, unless the Tranche A Take-out Lender consents. The Tranche B Take-out Loan is due December 16, 2004, provided that the New Mall Subsidiary has an option to extend the loan until December 16, 2007. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Completion Guaranty
-------------------

      The Completion Guaranty with respect to the construction of the Casino Resort was provided by the Sole Stockholder in November 1997. Pursuant to the Completion Guaranty, the Sole Stockholder guaranteed, subject to certain conditions and limitations, payment of Casino Resort construction costs in excess of available funds, up to a maximum of $25.0 million (plus interest accrued on the collateral for such guaranty, as described below), provided that such cap on liability under the Completion Guaranty does not apply with respect to excess construction costs attributable to scope changes. The Sole Stockholder's obligations under the Completion Guaranty were collateralized by $25.0 million in cash and cash equivalents and the interest accrued thereon (the "Guaranty Collateral"). On November 12, 1999, an advance of approximately $23.5 million was made under the Completion Guaranty and is being treated as a Completion Guaranty loan that is subordinated in right of payment (except as described below) to the indebtedness under the Bank Credit Facility, the FF&E Credit Facility and the Notes (the "Completion Guaranty Loan"). The Completion Guaranty Loan matures on November 16, 2005 and bears interest at a rate of 14-1/4% per annum. Although interest may accrue on the Completion Guaranty Loan, no cash payments with respect thereto may be made until senior indebtedness is repaid, except for payments made from certain construction-related recoveries (including any payments received by the Company from the Construction Manager or its subcontractors in connection with the litigations discussed above). As of December 31, 2000, there was approximately $5.0 million of Guaranty Collateral remaining, and the Company expects that such collateral will be used to fund excess construction costs, with a portion of such funding being treated as another completion guaranty loan. Although the Completion Guaranty provided that the Sole Stockholder's liability thereunder would expire upon substantial completion of the Casino Resort, which was achieved on November 12, 1999, the Sole Stockholder agreed on November 12, 1999 that he would remain liable under the Completion Guaranty until "final completion" (i.e., the completion of all remaining punchlist items and the final resolution of all disputes with the Construction Manager and subcontractors) is achieved. The Completion Guaranty does not provide for the incurrence by the Sole Stockholder, directly or indirectly, of any obligation, contingent or otherwise, for the payment of principal or interest on the Notes or any other indebtedness described herein.

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

Administrative Services Agreement
---------------------------------

      Pursuant  to  a  certain   services   agreement  (the  "Services   Sharing
Agreement") among LVSI, certain of its subsidiaries and Interface Holding (collectively, the "Participants"), the Participants have agreed to share ratably in the costs of, and under certain circumstances provide to one another, shared services, including legal services, accounting services, insurance administration, benefits administration, and such other services as each party may request of the other. In addition, under the Services Sharing Agreement, the Participants have agreed to share ratably the costs of any shared office space. Total payments made in 2000 pursuant to the Services Sharing Agreement were $2.1 million.

Temporary Lease
---------------

      On November 1, 1996, LVSI and Interface entered into a lease agreement whereby LVSI agreed to lease approximately 5,000 square feet in the Expo Center to be used as its temporary executive offices during the construction of the Casino Resort. Management believes that the lease agreement, which provides for monthly rent of $5,000 to be paid by LVSI to Interface, is at least as favorable as the Company could have obtained from an independent third party. The initial term of the lease agreement expired on November 1, 1998, but LVSI and Interface have extended this term on a month-to-month basis. Total payments made by LVSI to Interface pursuant to the lease agreement in 2000 totaled $60,000.

Audio Visual Services
---------------------

      IGN provides audio visual services to group customers of the Casino Resort. These services are provided pursuant to a contract that provides for an equal sharing of revenues after direct operating expenses. The Company received $3.7 million pursuant to this contract during 2000.

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

Restaurant Leases
-----------------

      The Sole Stockholder is a partner in four entities formed that operate restaurants in the Casino Resort. The terms and conditions of the leases granted by the Company for such restaurants are at amounts which management believes would be no less favorable than those negotiated with independent third parties. Valentino Las Vegas LLC and Night Market, LLC paid Venetian $620,994 and $120,028, respectively, and Postrio Las Vegas LLC and Carnevale Coffee Bar LLC paid the Mall Subsidiary $690,304 and $171,334, respectively, pursuant to these leases in 2000.

                                     PART IV

ITEM 14.--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------


  (a) Documents filed as part of the report.

  (1) List of Financial Statements

      Report of Independent Accountants
      Consolidated Balance Sheets
      Consolidated Statements of Operations
      Consolidated Statements of Stockholder's Equity
      Consolidated Statements of Cash Flows
      Notes to Financial Statements

  (2) List of Financial Statement Schedules

      Report of Independent Accountants
      Schedule II - Valuation and Qualifying Accounts

  (3) List of Exhibits

      The exhibits listed in the accompanying Exhibit Index on Page to are filed as part of this Form 10-K.

 (b)  Reports on Form 8-K

      No report on Form 8-K was filed during the quarter ended December 31, 2000.

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


               SIGNATURE                    TITLE                      DATE
               ---------                    -----                      ----

/s/ Sheldon G. Adelson          Chairman of the Board, Chief      March 30, 2001
--------------------------      Executive Officer and
Sheldon  G. Adelson             Director


/s/ Robert F. List              Special Director                  March 30, 2001
--------------------------
Robert F. List

/s/ Harry D. Miltenberger       Vice President--Finance           March 30, 2001
--------------------------      (principal financial
Harry D. Miltenberger           and accounting officer)


================================================================================

                                  EXHIBIT INDEX


    Exhibit No.        Description of Document
    -----------        -----------------------
    3.1                Amended and Restated Articles of Incorporation of LVSI.*
    3.2                Certificate of Amendment of Amended and Restated Articles
                       of Incorporation of LVSI.*
    3.3                Amended and Restated By-laws of LVSI.*
    3.4                Amended and Restated Limited Liability Company Agreement
                       of Venetian*
    4.1                Indenture,  dated as of November 14,  1997,  by and among
                       LVSI and Venetian,  as issuers, Mall Intermediate Holding
                       Company,  LLC ("Mall  Intermediate"),  Lido  Intermediate
                       Holding  Company,  LLC  ("Lido  Intermediate")  and Grand
                       Canal Shops Mall Construction, LLC ("Mall Construction"),
                       as Mortgage Note guarantors, and U.S. Bank Trust National
                       Association  (previously  known  as  First Trust National
                       Association),  as  Mortgage  Note  trustee (the "Mortgage
                       Note Trustee").*
    4.2                Indenture,  dated as of November 14,  1997,  by and among
                       LVSI and Venetian,  as issuers,  Mall Intermediate,  Lido
                       Intermediate   and   Mall    Construction,    as   Senior
                       Subordinated  Note  guarantors,  and First Union National
                       Bank  ("First  Union"),   as  Senior   Subordinated  Note
                       trustee.*
    4.3                Registration  Rights Agreement,  dated as of November 14,
                       1997,  by  and  among  LVSI, Venetian, Mall Intermediate,
                       Lido  Intermediate  and  Mall  Construction, and Goldman,
                       Sachs  &  Co.  and Bear, Stearns & Co. Inc. (the "Initial
                       Purchasers").*
    4.4                Funding   Agents'    Disbursement   and    Administration
                       Agreement,  dated as of November 14,  1997,  by and among
                       LVSI, Venetian, Mall Construction, jointly and severally,
                       The  Bank  of  Nova Scotia ("Scotiabank"), as Bank Agent,
                       the  Mortgage  Note  Trustee,  the  HVAC Provider and the
                       Disbursement Agent.*
    4.5                FADAA Limited  Waiver,  dated as of November 12, 1999, by
                       and among LVSI, the Sole Stockholder, the Bank Agent, the
                       Mortgage  Note  Trustee,  Salomon  Brothers  Realty Corp.
                       ("SBRC"),  as  successor-in-interest  to  GMAC Commercial
                       Mortgage     Corporation    ("GMAC"),   and    the   HVAC
                       Provider.*****
    4.6                Company  Security  Agreement,  dated  as  of November 14,
                       1997, by  and among LVSI, Venetian, Mall Construction and
                       Scotiabank, as the Intercreditor Agent.*
    4.7                Mall Construction Subsidiary Security Agreement, dated as
                       of November 14, 1997, between Mall Construction and
                       Scotiabank, as the Intercreditor Agent.*
    4.8                Deed  of  Trust,  Assignment  of  Rents  and  Leases  and
                       Security Agreement made by Venetian and LVSI, jointly and
                       severally as trustor,  to Lawyers  Title of Nevada,  Inc.
                       ("Lawyer's  Title"),  as trustee,  for the benefit of the
                       Mortgage Note Trustee, as Beneficiary.*
    4.9                First Amendment to Deed of Trust, Assignment of Rents and
                       Leases and Security  Agreement made by Venetian and LVSI,
                       jointly and severally as trustor,  to Lawyer's  Title, as
                       trustee, for the benefit of the Mortgage Note Trustee, as
                       Beneficiary.***
    4.10               Leasehold  Deed of Trust,  Assignment of Rents and Leases
                       and  Security  Agreement  made by Mall  Construction,  as
                       trustor,  to Lawyer's Title, as trustee,  for the benefit
                       of the Mortgage Note Trustee, as Beneficiary.*
    4.11               First Amendment to Leasehold Deed of Trust, Assignment of
                       Rents and  Leases  and  Security  Agreement  made by Mall
                       Construction,  as trustor, to Lawyer's Title, as trustee,
                       for  the  benefit  of  the  Mortgage  Note  Trustee,   as
                       Beneficiary.***
    4.12               Disbursement  Collateral Account  Agreement,  dated as of
                       November  14,  1997,  by and among LVSI,  Venetian,  Mall
                       Construction and Scotiabank, as Disbursement Agent and as
                       Securities Intermediary.*
    4.13               Mortgage  Notes  Proceeds  Collateral  Account Agreement,
                       dated  as  of  November  14,  1997,  by and  among  LVSI,
                       Venetian   and   Scotiabank,   as   Disbursement  Agent.*
    4.14               Mortgage  Notes  Proceeds  Account  Third-Party   Account
                       Agreement,  dated  as  of November 14, 1997, by and among
                       LVSI, Venetian, Scotiabank, as  Disbursement  Agent,  and
                       Goldman, Sachs & Co., as Securities Intermediary.*


    Exhibit No.        Description of Document
    -----------        -----------------------
    4.15               Intercreditor  Agreement,  dated as of November 14, 1997,
                       among Scotiabank,  as Bank Agent and Intercreditor Agent,
                       the Mortgage Note Trustee,  GMAC, as Interim Mall Lender,
                       and First Union, as Senior Subordinated Note trustee.*
    4.16               Completion Guaranty,  dated as of November 14, 1997, made
                       by the Sole Stockholder,  in favor of Scotiabank,  as the
                       Bank Agent acting on behalf of the Bank Lenders, GMAC, as
                       the  Interim Mall Lender, and the Mortgage Note Trustee.*
    4.17               Completion  Guaranty  Collateral Account Agreement, dated
                       as  of  November  14,  1997,  by  and  between  the  Sole
                       Stockholder,  as Pledgor, and Scotiabank, as Disbursement
                       Agent.*
    4.18               Completion  Guaranty Third-Party Account Agreement, dated
                       as   of   November  14,  1997,  by  and  among  the  Sole
                       Stockholder,  Scotiabank,  as  Disbursement   Agent,  and
                       Goldman, Sachs & Co., as Securities Intermediary.*
    4.19               Unsecured  Indemnity  Agreement, dated as of November 14,
                       1997,  by and among LVSI, Venetian and Mall Construction,
                       to and for the benefit of the Mortgage Note Trustee.*
    10.1               Bank  Credit Agreement, dated as of November 14, 1997, by
                       and among LVSI, Venetian, and the lender parties thereto,
                       Goldman Sachs Credit Partners, L.P. ("GSCP"), as arranger
                       and syndication agent, and Scotiabank, as administrative
                       agent.*
    10.2               Energy Services Agreement, dated as of November 14, 1997,
                       by and between the HVAC Provider and Venetian.*
    10.3               Energy  Services Agreement Amendment No. 1, dated July 1,
                       1999, by and between the HVAC Provider and Venetian.*****
    10.4               Energy Services Agreement, dated as of November 14, 1997,
                       by   and   between   the   HVAC     Provider   and   Mall
                       Construction.*
    10.5               Energy  Services  Agreement Amendment No. 1, dated July 1
                       1999,  by  and  between   the  HVAC  Provider   and  Mall
                       Construction.*****
    10.6               Construction  Management  Agreement, dated as of February
                       15,  1997,  between  LVSI, as owner, and the Construction
                       Manager.*
    10.7               Assignment,  Assumption  and  Amendment  of  Construction
                       Management  Agreement,  dated as of November 14, 1997, by
                       and among LVSI, Venetian and the Construction Manager.*
    10.8               Guaranteed   Maximum  Price   Amendment  to  Construction
                       Management  Agreement,  dated  June  17,  1998 (effective
                       September 9, 1998),  between the Construction Manager and
                       Venetian.**
    10.9               Agreement,  effective  as of  January  1,  1996,  between
                       Venetian,  as owner,  and the architect,  a collaboration
                       between the firms of TSA of Nevada, LLP and WAT&G, Inc.,
                       Nevada.*
    10.10              Amended   and   Restated  Reciprocal  Easement,  Use  and
                       Operating  Agreement,  dated  as of November 14, 1997, by
                       and among Interface, Mall Construction and Venetian.*
    10.11              First  Amendment  to  Amended  and  Restated   Reciprocal
                       Easement,  Use  and  Operating  Agreement,  dated  as  of
                       December 20, 1999, by and among  Interface,  the New Mall
                       Subsidiary, Phase II Subsidiary and Venetian.*****
    10.12              Casino  Lease,  dated  as  of  November  14, 1997, by and
                       between LVSI and Venetian.*
    10.13              Amended  and  Restated  Services  Agreement, dated  as of
                       November  14, 1997,  by  and  among  Venetian,  Interface
                       Holding,  Interface,   Lido  Casino  Resort,  LLC,  Grand
                       Canal  Shops  Mall  MM, Inc. and certain  subsidiaries of
                       Venetian named therein.*
    10.14              Intercreditor  Agreement,  dated as of November 14, 1997,
                       by and among Scotiabank, as the Administrative Agent, the
                       Mortgage Note Trustee,  GMAC, as the Interim Mall Lender,
                       First  Union,   as  Subordinated   Note  trustee,   LVSI,
                       Venetian, Mall Construction and the Sole Stockholder.*
    10.15              Indemnity  and  Guaranty  Agreement, dated as of December
                       20, 1999, made by the Sole Stockholder.*****
    10.16              Guaranty,  dated  as  of  December 20, 1999, made by Sole
                       Stockholder.*****
    10.17              Mall  Scope  Change  Guaranty,  dated  as of December 20,
                       1999, made by Sole Stockholder.*****
    10.18              Note,  dated December 20, 1999, by New Mall Subsidiary in
                       favor  of  SGA  Development,  Inc.,  in   the  amount  of
                       $35,000,000.*****
    10.19              Construction  Agency  Agreement, dated as of November 14,
                       1997, by and between Venetian and the HVAC Provider.*


    Exhibit No.        Description of Document
    -----------        -----------------------
    10.20              Management Agreement,  dated as of April 23, 1997, by and
                       between LVSI and Forest City, as assigned by LVSI to Mall
                       Construction by that certain Assignment and Assumption of
                       Contracts.*
    10.21              Management  Agreement,  dated as of November 12, 1999, by
                       and between the Mall Construction  and  Forest  City,  as
                       assigned by Mall  Construction to Mall Subsidiary by that
                       certain Assignment and Assumption of Contracts.*****
    10.22              Primary  Liquidated  Damages  Insurance  Agreement, dated
                       August 4, 1997, by and between the Construction Manager
                       and C.J. Coleman & Companies, Ltd.*
    10.23              Guaranty of Performance,  dated as of August 19, 1997, by
                       P&O in favor of LVSI,  as assigned by LVSI to Venetian by
                       that  certain  Assignment,  Assumption  and  Amendment of
                       Contracts.*
    10.24              Guaranty  of  Performance  and  Completion,  dated  as of
                       August  19,  1997,  by  Bovis,  LVSI,  Venetian  and Mall
                       Construction,  for  the  benefit  of  Scotiabank,  as the
                       Intercreditor Agent.*
    10.25              Sands Resort Hotel and Casino  Agreement,  dated February
                       18, 1997, by and between  Clark County and LVSI,  and all
                       amendments thereto.*
    10.26              Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan.*
    10.27              Employment Agreement,  dated  as  of  November  1,  1995,
                       between LVSI and William P. Weidner.*
    10.28              Employment  Agreement,  dated  as of  November  1,  1995,
                       between LVSI and Bradley H. Stone.*
    10.29              Employment  Agreement,  dated  as of  November  1,  1995,
                       between LVSI and Robert G. Goldstein.*
    10.30              Term  Loan and Security  Agreement,  dated as of December
                       22, 1997, by and among LVSI and  Venetian,  as Borrowers,
                       the lender parties thereto,  BancBoston Leasing, Inc., as
                       co-agent,   and  General  Electric  Capital   Corporation
                       ("GECC"), as administrative agent.*
    10.31              Limited  Waiver  and  First  Amendment  to Term  Loan and
                       Security Agreement, dated November 12, 1999, by and among
                       LVSI and  Venetian,  as  Borrowers,  the  lender  parties
                       thereto, BancBoston Leasing, Inc., as co-agent, and GECC,
                       as administrative agent.*****
    10.32              Intercreditor  Agreement,  dated as of December 22, 1997,
                       by and among Scotiabank,  as Bank Agent,  First Trust, as
                       Mortgage Note trustee, GMAC and GECC.*
    10.33              Loan  Agreement,  dated  as of  December 20, 1999, by and
                       among  Goldman  Sachs  Mortgage  Company, as  Syndication
                       Agent,  Scotiabank,  as   Administrative   Agent  and  as
                       Collateral   Agent,   and  the  New Mall Subsidiary,   as
                       Borrower.*****
    10.34              Subordination and Intercreditor Agreement (Trade Claims),
                       dated November 12, 1999, by and among Scotiabank, as Bank
                       Agent, LVSI and the Sole Stockholder.*****
    10.35              Amended and Restated  Credit  Agreement, dated as of June
                       14,  2000,  among  LVSI  and  Venetian, as borrowers, the
                       lender   parties   thereto,   Scotiabank   and  GSCP,  as
                       joint-lead   arrangers,  Scotiabank,   as  administrative
                       agent, and GSCP, as syndication agent.******
    10.36              Limited  Waiver  and  Second  Amendment  to Term Loan and
                       Security  Agreement,  dated  as  of June 14, 2000, by and
                       among   LVSI   and   Venetian,  as  borrowers,  GECC,  as
                       administrative    agent,    and   the    lender   parties
                       thereto.******
    10.37              First  Amendment  to Credit  Agreement, dated as of March
                       15,  2001,  among  LVSI  and  Venetian, as borrower's the
                       lender   parties   thereto,   Scotiabank   and  GSCP,  as
                       joint-lead   arrangers,  Scotiabank,   as  administrative
                       agent, and GSCP, as syndication agent.******


    Exhibit No.        Description of Document
    -----------        -----------------------
    21.1               Subsidiaries of the registrant.******
    24.1               Powers of Attorney (included on signature pages).



----------
          *  Incorporated by reference from  Registration  Statement on Form S-4
             of  the  Company  and  certain  of  its   subsidiaries   (File  No.
             333-42147).
         ** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998.
        *** Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1998.
       **** Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1999.
      ***** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000.
     ******  Filed herewith.