Form 10-Q
period 2001-03-31
LAS VEGAS SANDS INC
filed 2001-05-10
CIK 850994

================================================================================
                              LAS VEGAS SANDS, INC.

                 UNITED STATES SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



                For the Transition period from _______ to ______

                                   ----------
                        Commission File Number 333-42147
                                   ----------

                              LAS VEGAS SANDS, INC.
            (Exact name of registration as specified in its charter)


           Nevada                                    04-3010100
----------------------------------      ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


  3355 Las Vegas Boulevard South, Room 1A
            Las Vegas, Nevada                            89109
---------------------------------------------      -------------------
 (Address of principal executive offices)              (Zip Code)


                                 (702) 414-1000
              -----------------------------------------------------
              (Registrant's telephone number, including area code)


   --------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2001


             Class                             Outstanding at May 10, 2001
--------------------------------------     -----------------------------------
    Common Stock, $.10 par value                       925,000 shares

================================================================================

                              LAS VEGAS SANDS, INC.

                                Table of Contents

                                     Part I
                              FINANCIAL INFORMATION


Item 1.   Consolidated Balance Sheets
          At March 31, 2001 (unaudited) and December 31, 2000................1

          Consolidated Statements of
          Operations for the Three Months Ended
          March 31, 2001 (unaudited) and March 31, 2000 (unaudited)..........2

          Consolidated Statements of
          Cash Flows for the Three Months Ended
          March 31, 2001 (unaudited) and March 31, 2000 (unaudited)..........3

          Notes to Consolidated Financial Statements.........................4

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations..................21

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........26

                                     Part II
                                OTHER INFORMATION


Item 1.   Legal Proceedings.................................................27

Item 6.   Exhibits and Reports on Form 8-K..................................28

          Signatures........................................................29

                                                     Part I
                                             Financial Information

Item 1. Financial Statements

                                             LAS VEGAS SANDS, INC.
                                          Consolidated Balance Sheets
                                       (In thousands, except share data)


                                                                                March 31,         December 31,
                                                                                   2001               2000
                                                                               -----------        -----------
                                                                                Unaudited

ASSETS
Current assets:
    Cash and cash equivalents ..........................................       $    41,767        $    42,606
    Restricted cash and investments ....................................             2,574              2,549
    Accounts receivable, net ...........................................            67,869             64,328
    Inventories ........................................................             4,098              3,868
    Prepaid expenses ...................................................             3,224              3,672
                                                                               -----------        -----------

Total current assets ...................................................           119,532            117,023

Property and equipment, net ............................................         1,061,436          1,062,093
Deferred offering costs, net ...........................................            20,885             22,314
Other assets, net ......................................................            29,104             30,955
                                                                               -----------        -----------
                                                                               $ 1,230,957        $ 1,232,385
                                                                               ===========        ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Accounts payable ...................................................       $    18,716        $    23,835
    Construction payables ..............................................             6,195              6,212
    Construction payables-contested ....................................             7,232              7,232
    Accrued interest payable ...........................................            29,712             13,277
    Other accrued liabilities ..........................................            65,671             76,735
    Current maturities of long-term debt ...............................            62,161             50,119
                                                                               -----------        -----------
Total current liabilities ..............................................           189,687            177,410

Other long-term liabilities ............................................             8,640             10,494
Long-term debt .........................................................           846,763            863,293
                                                                               -----------        -----------

                                                                                 1,045,090          1,051,197
                                                                               -----------        -----------
Redeemable Preferred Interest in Venetian Casino Resort, LLC,
    a wholly owned subsidiary ..........................................           173,052            168,012
                                                                               -----------        -----------
Commitments and contingencies

Stockholder's equity:
    Common stock, $.10 par value, 3,000,000 shares authorized,
       925,000 shares issued and outstanding ...........................                92                 92
    Capital in excess of par value .....................................            89,200             94,240
    Accumulated deficit since June 30, 1996 ............................           (76,477)           (81,156)
                                                                               -----------        -----------
                                                                                    12,815             13,176
                                                                               -----------        -----------
                                                                               $ 1,230,957        $ 1,232,385
                                                                               ===========        ===========


The accompanying notes are an integral part of these consolidated financial statements.


                                            LAS VEGAS SANDS, INC.
                                    Consolidated Statements of Operations
                                    (In thousands, except per share data)
                                                 (Unaudited)


                                                                               Three Months Ended March 31,

                                                                                 2001                 2000
                                                                              ---------            ---------
Revenues:
   Casino .........................................................           $  60,136            $  85,693
   Rooms ..........................................................              59,586               46,980
   Food and beverage ..............................................              18,829               18,781
   Retail and other ...............................................              17,375               15,393
                                                                              ---------            ---------
                                                                                155,926              166,847
Less-promotional allowances .......................................             (12,286)             (10,933)
                                                                              ---------            ---------
   Net revenues ...................................................             143,640              155,914
                                                                              ---------            ---------

Operating expenses:
   Casino .........................................................              41,658               41,232
   Rooms ..........................................................              13,171               11,297
   Food and beverage ..............................................               8,307                9,668
   Retail and other ...............................................               7,289                6,238
   Provision for doubtful accounts ................................               3,718                6,282
   General and administrative .....................................              22,011               21,556
   Corporate expense ..............................................               1,888                1,368
   Rental expense .................................................               2,191                2,850
   Depreciation and amortization ..................................              10,206                9,845
                                                                              ---------            ---------
                                                                                110,439              110,336
                                                                              ---------            ---------
Operating income ..................................................              33,201               45,578
                                                                              ---------            ---------
Other income (expense):
  Interest income .................................................                 418                  463
  Interest expense, net of amounts capitalized ....................             (28,940)             (29,411)
                                                                              ---------            ---------
Net income ........................................................           $   4,679            $  16,630
                                                                              =========            =========
Basic and diluted income (loss) per share .........................           $   (0.39)           $   13.20
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


                                            LAS VEGAS SANDS, INC.
                                    Consolidated Statements of Cash Flows
                                           (Dollars in thousands)
                                                 (Unaudited)



                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                  2001                2000
                                                                                --------            --------
Cash flows from operating activities:
Net income .................................................................    $  4,679            $ 16,630
Adjustments to reconcile net income to net cash
  provided by operating activities:
        Depreciation and amortization ......................................      10,206               9,845
        Amortization of debt offering costs and original issue discount ....       2,125               2,065
        Provision for doubtful accounts ....................................       3,718               6,282
        Changes in operating assets and liabilities:
          Accounts receivable ..............................................      (7,259)            (25,679)
          Inventories ......................................................        (230)                881
          Prepaid expenses .................................................         448                 468
          Other assets .....................................................       1,851                (253)
          Accounts payable .................................................      (5,119)             (5,418)
          Accrued interest payable .........................................      16,435              19,252
          Other accrued liabilities ........................................     (12,918)              2,811
                                                                                --------            --------
Net cash provided by operating activities ..................................      13,936              26,884
                                                                                --------            --------

Cash flows from investing activities:
(Increase) decrease in restricted cash .....................................         (25)              8,638
Capital expenditures .......................................................      (9,566)             (2,300)
Construction of Casino Resort ..............................................        --                (8,544)
                                                                                --------            --------
Net cash used in investing activities ......................................      (9,591)             (2,206)
                                                                                --------            --------
Cash flows from financing activities:
Repayments on bank credit facility-tranche A term loan .....................        --                (5,625)
Repayments on bank credit facility-tranche B term loan .....................        (125)               --
Repayments on bank credit facility-revolver ................................        --                (9,292)
Repayments on FF&E credit facility .........................................      (5,374)             (2,931)
Proceeds from Phase II Subsidiary unsecured bank loan ......................         792                --
Payments of deferred offering costs ........................................        (477)               (449)
                                                                                --------            --------
Net cash used in financing activities ......................................      (5,184)            (18,297)
                                                                                --------            --------

Increase (decrease) in cash and cash equivalents ...........................        (839)              6,381
Cash and cash equivalents at beginning of period ...........................      42,606              26,252
                                                                                --------            --------
Cash and cash equivalents at end of period .................................    $ 41,767            $ 32,633
                                                                                ========            ========
Supplemental disclosure of cash flow information:
  Cash payments for interest ...............................................    $ 10,384            $  8,094
                                                                                ========            ========


The accompanying notes are an integral part of these consolidated financial statements.


                              LAS VEGAS SANDS, INC.

                          Notes to Financial Statements

Note 1. Organization and Basis of Presentation

     The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The year end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In addition, certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 presentation. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation of the results for the interim period have been included. The interim results reflected in the unaudited financial statements are not necessarily indicative of expected results for the full year.

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

Note 2. Per Share Data

     Basic and diluted income (loss) per share are calculated based upon the weighted average number of shares outstanding. The weighed average number of shares outstanding used in the computation of income (loss) per share of common stock was 925,000 for all periods presented. There were no options or warrants to purchase common stock outstanding during any period presented. The net income
(loss) available to common stockholders used in computing the basic and diluted income (loss) per share includes accrued preferred dividends of approximately $5.0 million and $4.4 million, respectively, for the three month periods ended March 31, 2001 and March 31, 2000. The accrued dividends have been reflected as a charge against capital in excess of par value in the accompanying financial statements.

                              LAS VEGAS SANDS, INC.

Note 3. Property and Equipment

        Property and equipment consists of the following (in thousands):

                                                             March 31,     December 31,
                                                               2001           2000
                                                            -----------    ----------
Land and land improvements ..............................   $   109,864    $   109,863
Building and improvements ...............................       832,640        832,429
Equipment, furniture, fixtures and leasehold improvements       134,730        134,008
Construction in progress ................................        60,683         52,129
                                                            -----------    -----------
                                                              1,137,917      1,128,429
Less:  accumulated depreciation and amortization ........       (76,481)       (66,336)
                                                            -----------    -----------
                                                            $ 1,061,436    $ 1,062,093
                                                            ===========    ===========

     During the three month periods ended March 31, 2001 and March 31, 2000, the Company did not capitalize any interest expense.

     As of March 31,2001, construction in progress represented project design and shared facilities costs for the planned second phase of the Casino Resort, to be owned by a subsidiary of the Company (the "Phase II Resort"), and ongoing capital improvement projects at the Casino Resort.

Note 4. Long-Term Debt

        Long-term debt consists of the following (in thousands):


                                                               March 31,       December 31,
                                                                 2001             2000
                                                               --------        --------

        Indebtedness of the Company and its Subsidiaries
        other than the New Mall Subsidiary and the Phase
        II Subsidiary:
        ------------------------------------------------

        12 1/4% Mortgage Notes, due November 15, 2004          $425,000        $  425,000
        14 1/4% Senior Subordinated Notes, due
           November 15, 2005 (Net of unamortized
           discount of $4,044 in 2001 and $4,263 in 2000         93,456            93,237
        Bank Credit Facility-Tranche A Term Loan                103,125           103,125
        Bank Credit Facility-Tranche B Term Loan                 49,625            49,750
        FF&E Credit Facility                                     69,855            75,229

        Subordinated Owner Indebtedness:
        --------------------------------

        Completion Guaranty Loan                                 27,071            27,071

        Indebtedness of the New Mall Subsidiary:
        ----------------------------------------

        Mall Tranche A Take-out Loan                            105,000           105,000
        Mall Tranche B Take-out Loan                             35,000            35,000

        Indebtedness of the Phase II Subsidiary:
        ----------------------------------------

        Bank Loan                                                   792                --

        Less: current maturities                                (62,161)          (50,119)
                                                               --------          --------
        Total long-term debt                                   $846,763          $863,293
                                                               ========          ========

                             LAS VEGAS SANDS, INC.

Note 4. Long-Term Debt (Continued)

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

     In November 1997, LVSI, Venetian and a syndicate of lenders entered into a Bank Credit Facility (the "Bank Credit Facility") providing for up to $150.0 million in multiple draw term loans (the "Tranche A Term Loan") to the Company for construction and development of the Casino Resort. Up to $40.0 million of additional credit in the form of revolving loans under the Bank Credit Facility (the "Revolver") is available generally for working capital. The Revolver availability date was extended from March 15, 2001 to September 15, 2001 during the first quarter of 2001 and no amounts were outstanding under the Revolver as of March 31, 2001. In June 2000, the Company amended certain terms of the Bank Credit Facility in order to (i) add a new senior secured tranche B term loan (the "Tranche B Term Loan") in the amount of $50.0 million, the proceeds of which were applied to (x) prepay the Tranche A Term Loan in forward order of maturity in the amount of $30.0 million and (y) reduce outstanding loans under the Revolver by $20.0 million (net of fees and expenses) without decreasing available commitments of the Revolver and (ii) adjust certain financial covenants provided for in the Bank Credit Facility. The purpose of the June 2000 modifications to the Bank Credit Facility was to refinance a portion of the Tranche A Term Loan and to provide additional flexibility and the ability to fund capital expenditures and possible working capital requirements associated with the Company's premium gaming business. The Tranche B Term Loan has a four year maturity, and an interest rate of LIBOR plus 350 basis points.

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

     Consolidated EBITDA is dependent on the Company's results of operations, which in turn are partially dependent on table games revenues. While the table games win percentage is reasonably predictable over the long term, it can fluctuate significantly from quarter to quarter, affecting table games revenues. The financial covenants involving EBITDA are applied on a rolling four-quarter basis, and the Company's compliance with financial covenants can be temporarily affected if the Company experiences an unusually low win percentage in a particular quarter, which is not offset in subsequent quarters or by other results of operations.

     The Company has remained in compliance with these covenants, however, the Company was challenged to meet certain covenant tests in the first quarter of 2001 due to an extremely low win percentage for certain quarters during the rolling measurement period. These covenants allow the Sole Stockholder to increase EBITDA for measurement purposes by issuing a standby letter of credit to the Company's lenders. The Company used this letter of credit mechanism in the amount of $10.0 million during the first quarter of 2001 to meet the covenant test. The Company anticipates that the win percentage will return to normal levels over time, and that it will cancel the standby letter of credit once it is no longer needed to meet the test.

                             LAS VEGAS SANDS, INC.

Note 4. Long-Term Debt (Continued)

     On November 12, 1999, an advance of approximately $23.5 million was made under the Sole Stockholder's completion guaranty (the "Completion Guaranty"). Advances made under the Completion Guaranty up to $25.0 million are treated as a junior loan from the Sole Stockholder to Venetian that is subordinated in right of payment to the indebtedness under the Bank Credit Facility, the FF&E Credit Facility and the Notes. Interest expense added to the principal balance increased the balance of the Completion Guaranty to $27.1 million as of March 31, 2001.

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

     In February 2001, the Phase II Subsidiary entered into an unsecured bank line of credit for $792,000, payable on May 31, 2001. This line of credit bears interest of LIBOR plus 100 basis points. The proceeds of the line of credit were used to fund payments of Phase II Subsidiary operating costs.

Note 5. Redeemable Preferred Interest in Venetian Casino Resort, LLC

     During 1997, Interface Holding contributed $77.1 million in cash to Venetian in exchange for a Series A preferred interest (the "Series A Preferred Interest") in Venetian. By its terms, the Series A Preferred Interest was convertible at any time into a Series B preferred interest in Venetian (the "Series B Preferred Interest"). In August 1998, the Series A Preferred Interest was converted into the Series B Preferred Interest. The rights of the Series B Preferred Interest include the accrual of a preferred return of 12% from the date of contribution in respect of the Series A Preferred Interest. Until the indebtedness under the Bank Credit Facility is repaid and cash payments are permitted under the restricted payment covenants of the indentures entered into in connection with the Notes (the "Indentures"), the preferred return on the Series B Preferred Interest will accrue and will not be paid in cash. Commencing in November 2009, distributions must be made to the extent of the positive capital account of the holder. During the second and third quarters of 1999, Interface Holding contributed $37.3 million and $7.1 million, respectively, in cash in exchange for an additional Series B Preferred Interest. During the three month periods ended March 31, 2001 and March 31, 2000, $5.0 million and $4.4 million, respectively, were accrued on the Series B Preferred Interest related to the contributions made. Since 1997, no distributions of preferred interest or preferred return have been paid on the Series B Preferred Interest.

Note 6. Commitments and Contingencies

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

                             LAS VEGAS SANDS, INC.

Note 6.  Commitments and Contingencies(Continued)

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

                             LAS VEGAS SANDS, INC.

Note 6.  Commitments and Contingencies(Continued)

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

Note 7. Summarized Financial Information

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

     Because the New Mall Subsidiary is not a guarantor of any indebtedness of the Company (other than the Mall Take-out Financing), creditors of the Company's entities comprising the Company other than the New Mall Subsidiary (including the holders of the Notes but excluding creditors of the New Mall Subsidiary) do not have a direct claim against the Mall Assets. As a result, indebtedness of the entities comprising the Company other than the New Mall Subsidiary (including the Notes) is, with respect to the Mall Assets, effectively subordinated to indebtedness of the New Mall Subsidiary. The New Mall Subsidiary is not restricted by any of the debt instruments of LVSI, Venetian or the Company's other subsidiary guarantors (including the Indentures) from incurring any indebtedness. The terms of the Tranche A Take-out Loan prohibit the New Mall Subsidiary from paying dividends or making distributions to any of the other entities comprising the Company unless payments under the Tranche A Take-out Loan are current, and, with certain limited exceptions, prohibit the New Mall Subsidiary from making any loans to such entities. Any additional indebtedness incurred by the New Mall Subsidiary may include additional restrictions on the ability of the New Mall Subsidiary to pay any such dividends and make any such distributions or loans.

                             LAS VEGAS SANDS, INC.

Note 7. Summarized Financial Information

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

     Separate  financial  statements and other  disclosures  concerning  each of
Venetian and the Subsidiary Guarantors are not presented below because management believes that they are not material to investors. Summarized financial information of LVSI, Venetian, the Subsidiary Guarantors and the non-guarantor subsidiaries on a combined basis as of March 31, 2001 and December 31, 2000 and for the three month periods ended March 31, 2001 and March 31, 2000 is as follows (in thousands):

                                                 LAS VEGAS SANDS, INC.
                                       Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)

                                               CONDENSED BALANCE SHEETS
                                                    March 31, 2001
                                                      (Unaudited)


                                                                                              GUARANTOR SUBSIDIARIES
                                                                                            --------------------------
                                                                                            Lido          Mall
                                                                              Venetian      Intermediate  Intermediate
                                                               Las Vegas      Casino Resort Holding       Holding
                                                               Sands, Inc.    LLC           Company LLC   Company LLC
                                                               -----------   -----------    ----------    -----------

Cash and cash equivalents ..................................   $    29,098   $     9,793    $         4   $         4
Restricted cash and investments ............................          --           1,481           --            --
Intercompany receivable ....................................        42,119          --             --            --
Accounts receivable, net ...................................        47,109        20,063           --            --
Inventories ................................................          --           4,098           --            --
Prepaid expenses ...........................................           388         2,544           --            --
                                                               -----------   -----------    ----------    -----------
  Total current assets .....................................       118,714        37,979              4             4

Property and equipment, net ................................          --         841,054           --            --
Investment in Subsidiaries .................................       126,022        67,120           --            --
Deferred offering costs, net ...............................          --          17,125           --            --
Other assets, net ..........................................         3,767        21,545           --            --
                                                               -----------   -----------    ----------    -----------
                                                               $   248,503   $   984,823    $         4   $         4
                                                               ===========   ===========    ===========   ===========

Accounts payable ...........................................   $     2,742   $    15,432    $      --     $      --
Construction payable .......................................          --           3,280           --            --
Construction payable-contested .............................          --           7,232           --            --
Intercompany payables ......................................          --          19,852           --            --
Accrued interest payable ...................................          --          28,492           --            --
Other accrued liabilities ..................................        21,527        42,726           --            --
Current maturities of long term debt .......................          --          61,369           --            --
                                                               -----------   -----------    ----------    -----------
  Total current liabilities ................................        24,269       178,383           --            --

Other long-term liabilities ................................          --           8,640           --            --
Long-term debt .............................................          --         706,763           --            --
                                                               -----------   -----------    ----------    -----------
                                                                    24,269       893,786           --            --

Redeemable Preferred Interest in Venetian ..................          --         173,052           --            --
                                                               -----------   -----------    ----------    -----------
Stockholder's equity .......................................       224,234       (82,015)            4              4
                                                               -----------   -----------    ----------    -----------
                                                               $   248,503   $   984,823    $        4    $         4
                                                               ===========   ===========    ==========    ===========


                                                 LAS VEGAS SANDS, INC.
                                       Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)

                                          CONDENSED BALANCE SHEETS (Continued)
                                                     March 31, 2001
                                                      (Unaudited)



                                                                NON-GUARANTOR SUBSIDIARIES
                                                               ---------------------------
                                                               Grand Canal    Other Non-
                                                               Shops Mall     Guarantor     Consolidating/
                                                               Subsidiary     Subsidiaries  Eliminating
                                                               LLC (1)        (2)           (Entries       Total
                                                               -----------    -----------   -----------    -----------
Cash and cash equivalents ..................................   $     2,790    $        78   $      --      $    41,767
Restricted cash and investments ............................         1,093           --            --            2,574
Intercompany receivable ....................................          --             --         (42,119)          --
Accounts receivable, net ...................................           622             75          --           67,869
Inventories ................................................          --             --            --            4,098
Prepaid expenses ...........................................           292           --            --            3,224
                                                               -----------    -----------   -----------    -----------
  Total current assets .....................................         4,797            153       (42,119)       119,532

Property and equipment, net ................................       138,976         81,406          --        1,061,436
Investment in Subsidiaries .................................          --             --        (193,142)          --
Deferred offering costs, net ...............................         3,460            300          --           20,885
Other assets, net ..........................................         3,792           --            --           29,104
                                                               -----------    -----------   -----------    -----------
                                                               $   151,025    $    81,859   $  (235,261)   $ 1,230,957
                                                               ===========    ===========   ===========    ===========

Accounts payable ...........................................   $       542    $      --     $      --      $    18,716
Construction payable .......................................          --            2,915          --            6,195
Construction payable-contested .............................          --             --            --            7,232
Intercompany payables ......................................        22,267           --         (42,119)          --
Accrued interest payable ...................................         1,216              4          --           29,712
Other accrued liabilities ..................................         1,344             74          --           65,671
Current maturities of long term debt .......................          --              792          --           62,161
                                                               -----------    -----------   -----------    -----------
  Total current liabilities ................................        25,369          3,785       (42,119)       189,687

Other long-term liabilities ................................          --             --            --            8,640
Long-term debt .............................................       140,000           --            --          846,763
                                                               -----------    -----------   -----------    -----------
                                                                   165,369          3,785       (42,119)     1,045,090

Redeemable Preferred Interest in Venetian ..................          --             --             --         173,052
                                                               -----------    -----------   -----------    -----------
Stockholder's equity .......................................       (14,344)        78,074      (193,142)        12,815
                                                               -----------    -----------   -----------    -----------
                                                               $   151,025    $    81,859   $  (235,261)   $ 1,230,957
                                                               ===========    ===========   ===========    ===========

--------------
(1) The assets and liabilities of Mall Construction,  a guarantor,  were transferred to the Mall Subsidiary,  a non-guarantor subsidiary,  upon substantial  completion of the Casino Resort on November 12, 1999, and subsequently  transferred to the New
Mall Subsidiary on December 20, 1999. As a result,  Mall  Construction had no assets or liabilities as of March 31, 2001.
(2) Land with a historical  cost basis of $29,169 was transferred  from Venetian,  a co-obligor of the Notes, to the Phase II
Subsidiary, a non-guarantor subsidiary, in October 1998 and land with a value


                                                      LAS VEGAS SANDS, INC.
                                            Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)


                                                    CONDENSED BALANCE SHEETS
                                                        December 31, 2000



                                                                         GUARANTOR SUBSIDIARIES       NON-GUARANTOR SUBSIDIARIES
                                                                         ----------------------      ---------------------------
                                                                         Lido          Mall          Grand Canal    Other Non-
                                                          Venetian       Intermediate  Intermediate  Shops Mall     Guarantor
                                            Las Vegas     Casino         Holding       Holding       Subsidiary     Subsidiaries
                                            Sands, Inc.   Resort LLC     Company LLC   Company LLC   LLC (1)        (2)
                                            -----------   -----------    -----------   -----------   -----------    ------------
Cash and cash equivalents ...............   $    35,332   $     4,260    $         4   $         4   $     2,972    $        34
Restricted cash and investments .........          --           1,471           --            --           1,078           --
Intercompany receivable .................        42,917          --             --            --            --             --
Accounts receivable, net ................        45,609        17,686           --            --             973             60
Inventories .............................          --           3,868           --            --            --             --
Prepaid expenses ........................           458         2,897           --            --             317           --
                                            -----------   -----------    -----------   -----------   -----------    -----------
  Total current assets ..................       124,316        30,182              4             4         5,340             94

Property and equipment, net .............          --         840,960           --            --         140,185         80,948
Investment in Subsidiaries ..............       126,022        67,120           --            --            --             --
Deferred offering costs, net ............          --          18,335           --            --           3,979           --
Other assets, net .......................         4,928        22,120           --            --           3,907           --
                                            -----------   -----------    -----------   -----------   -----------    -----------
                                            $   255,266   $   978,717    $         4   $         4   $   153,411    $    81,042
                                            ===========   ===========    ===========   ===========   ===========    ===========

Accounts payable ........................   $     4,794   $    18,036    $      --     $      --     $     1,005    $      --
Construction payable ....................          --           3,297           --            --            --            2,915
Construction payable-contested ..........          --           7,232           --            --            --             --
Intercompany payables ...................          --          20,391           --            --          22,526           --
Accrued interest payable ................          --          11,498           --            --           1,779           --
Other accrued liabilities ...............        27,939        47,380           --            --           1,363             53
Current maturities of long term debt ....          --          50,119           --            --            --             --
                                            -----------   -----------    -----------   -----------   -----------    -----------
  Total current liabilities .............        32,733       157,953           --            --          26,673          2,968

Other long-term liabilities .............          --          10,494           --            --            --             --
Long-term debt ..........................          --         723,293           --            --         140,000           --
                                            -----------   -----------    -----------   -----------   -----------    -----------
                                                 32,733       891,740           --            --         166,673          2,968

Redeemable Preferred Interest in Venetian          --         168,012           --            --            --             --
                                            -----------   -----------    -----------   -----------   -----------    -----------
Stockholder's equity ....................       222,533       (81,035)             4             4       (13,262)        78,074
                                            -----------   -----------    -----------   -----------   -----------    -----------
                                            $   255,266   $   978,717    $         4   $         4   $   153,411    $    81,042
                                            ===========   ===========    ===========   ===========   ===========    ===========

----------------
(1) The assets and liabilities of Mall Construction,  a guarantor,  were transferred to the Mall Subsidiary,  a non-guarantor subsidiary,  upon substantial  completion of the Casino Resort on November 12, 1999, and subsequently  transferred to the New
Mall Subsidiary on December 20, 1999. As a result, Mall Construction had no assets or liabilities as of December 31, 2000.
(2) Land with a historical  cost basis of $29,169 was transferred  from Venetian,  a co-obligor of the Notes, to the Phase II
Subsidiary, a non-guarantor  subsidiary, in October 1998 and land with a value of $11.8 million was indirectly contributed by the Sole Stockholder during December 1999.



                         LAS VEGAS SANDS, INC.
               Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)


                  CONDENSED BALANCE SHEETS (Continued)
                           December 31, 2000


                                            Consolidating/
                                            Eliminating
                                            Entries        Total
                                            ------------   -----------
Cash and cash equivalents ...............   $      --      $    42,606
Restricted cash and investments .........          --            2,549
Intercompany receivable .................       (42,917           --
Accounts receivable, net ................          --           64,328
Inventories .............................          --            3,868
Prepaid expenses ........................          --            3,672
                                            -----------    -----------
  Total current assets ..................       (42,917)       117,023

Property and equipment, net .............          --        1,062,093
Investment in Subsidiaries ..............      (193,142)          --
Deferred offering costs, net ............          --           22,314
Other assets, net .......................          --           30,955
                                            -----------    -----------
                                            $  (236,059)   $ 1,232,385
                                            ===========    ===========

Accounts payable ........................   $      --      $    23,835
Construction payable ....................          --            6,212
Construction payable-contested ..........          --            7,232
Intercompany payables ...................       (42,917)          --
Accrued interest payable ................          --           13,277
Other accrued liabilities ...............          --           76,735
Current maturities of long term debt ....          --           50,119
                                            -----------    -----------
  Total current liabilities .............       (42,917)       177,410

Other long-term liabilities .............          --           10,494
Long-term debt ..........................          --          863,293
                                            -----------    -----------
                                                (42,917)     1,051,197

Redeemable Preferred Interest in Venetian          --          168,012

Stockholder's equity ....................      (193,142)        13,176
                                            -----------    -----------
                                            $  (236,059)   $ 1,232,385
                                            ===========    ===========



                                                  LAS VEGAS SANDS, INC.
                                        Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)

                                           CONDENSED STATEMENTS OF OPERATIONS
                                        For the three months ended March 31, 2001
                                                       (Unaudited)


                                                                  GUARANTOR SUBSIDIARIES    NON-GUARANTOR SUBSIDIARIES
                                                               ---------------------------  ---------------------------
                                                               Lido           Mall          Grand Canal    Other
                                                 Venetian      Intermediate   Intermediate  Shop Mall      Non
                                   Las Vegas     Casino        Holding        Holding       Subsidiary     Guarantor
                                   Sands, Inc.   Resort LLC    Company LLC    Company LLC   LLC (1)        Subsidiaries
                                   -----------   -----------   ------------   ------------  -----------    ------------
Revenues:
 Casino ........................   $    60,136   $      --      $      --     $      --     $      --      $      --
 Room ..........................          --          59,586           --            --            --             --
 Food and beverage .............          --          18,829           --            --            --             --
 Retail and other ..............           289        20,602           --            --           8,034           --
                                   -----------   -----------    -----------   -----------   -----------    -----------
Total revenue ..................        60,425        99,017           --            --           8,034           --
Less promotional allowance .....          --         (12,286)          --            --            --             --
                                   -----------   -----------    -----------   -----------   -----------    -----------
Net revenues ...................        60,425        86,731           --            --           8,034           --
                                   -----------   -----------    -----------   -----------   -----------    -----------
Operating expenses: ............          --            --             --            --            --             --
 Casino ........................        53,017          --             --            --            --             --
 Room ..........................          --          13,171           --            --            --             --
 Food and beverage .............          --           8,307           --            --            --             --
 Retail and other ..............          --           4,734           --            --           2,746           --
 Provision for doubtful accounts         3,718          --             --            --            --             --
 General and administrative ....           982        20,659           --            --             370           --
 Corporate expense .............         1,025           863           --            --            --             --
 Rental expense ................           193         1,452           --            --             546           --
 Depreciation and amortization .          --           8,910           --            --           1,296           --
                                   -----------   -----------    -----------   -----------   -----------    -----------
                                        58,935        58,096           --            --           4,958           --
                                   -----------   -----------    -----------   -----------   -----------    -----------
Operating income ...............         1,490        28,635           --            --           3,076           --
                                   -----------   -----------    -----------   -----------   -----------    -----------
Other income (expense): ........          --            --             --            --            --             --
    Interest income ............           211           171           --            --              36           --
    Interest expense ...........          --         (24,746)          --            --          (4,194)          --
                                   -----------   -----------    -----------   -----------   -----------    -----------
Net income (loss) ..............   $     1,701   $     4,060    $      --     $      --     $    (1,082)   $      --
                                   ===========   ===========    ===========   ===========   ===========    ===========

---------------
(1) The assets and liabilities of Mall Construction,  a guarantor,  were transferred to the Mall Subsidiary,  a non-guarantor subsidiary,  upon substantial  completion of the Casino Resort on November 12, 1999, and subsequently  transferred to the New
Mall Subsidiary on December 20, 1999. As a result, Mall Construction had no revenues or expenses as of March 31, 2001.

                    LAS VEGAS SANDS, INC.
          Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)

        CONDENSED STATEMENTS OF OPERATIONS (Continued)
          For the three months ended March 31, 2001
                         (Unaudited)


                                   Consolidating/
                                   Eliminating
                                   Entries        Total
                                   -----------   -----------
Revenues:
 Casino ........................   $      --      $  60,136
 Room ..........................          --         59,586
 Food and beverage .............          --         18,829
 Retail and other ..............       (11,550)      17,375
                                   -----------   -----------
Total revenue ..................       (11,550)     155,926
Less promotional allowance .....          --        (12,286)
                                   -----------   -----------
Net revenues ...................       (11,550)     143,640

Operating expenses: ............          --           --
 Casino ........................       (11,359)      41,658
 Room ..........................          --         13,171
 Food and beverage .............          --          8,307
 Retail and other ..............          (191)       7,289
 Provision for doubtful accounts          --          3,718
 General and administrative ....          --         22,011
 Corporate expense .............          --          1,888
 Rental expense ................          --          2,191
 Depreciation and amortization .          --         10,206
                                   -----------   -----------
                                       (11,550)     110,439
                                   -----------   -----------
Operating income ...............          --         33,201
                                   -----------   -----------
Other income (expense): ........          --           --
    Interest income ............          --            418
    Interest expense ...........          --        (28,940)
                                   -----------   -----------
Net income (loss) ..............   $      --      $   4,679
                                   ===========   ===========



                                                   LAS VEGAS SANDS, INC.
                                         Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)

                                            CONDENSED STATEMENTS OF OPERATIONS
                                         For the three months ended March 31, 2000
                                                        (Unaudited)



                                                                  GUARANTOR SUBSIDIARIES       NON-GUARANTOR SUBSIDIARIES
                                                                 -------------------------    ---------------------------
                                                                 Lido          Mall           Grand Canal    Other
                                                  Venetian       Intermediate  Intermediate   Shop Mall      Non-
                                   Las Vegas      Casino         Holding       Holding        Subsidiary     Guarantor
                                   Sands, Inc.    Resort LLC     Company LLC   Company LLC    LLC (1)        Subsidiaries
                                   -----------    -----------    -----------   -----------    -----------    ------------
Revenues:
 Casino ........................   $    85,693    $      --      $      --     $      --      $      --      $      --
 Room ..........................          --           46,980           --            --             --             --
 Food and beverage .............          --           18,781           --            --             --             --
 Retail and other ..............           332         19,256           --            --            7,064           --
                                   -----------    -----------    -----------   -----------    -----------    -----------
Total revenue ..................        86,025         85,017           --            --            7,064           --
Less promotional allowance .....          --          (10,933)          --            --             --             --
                                   -----------    -----------    -----------   -----------    -----------    -----------
Net revenues ...................        86,025         74,084           --            --            7,064           --
                                   -----------    -----------    -----------   -----------    -----------    -----------
Operating expenses:
 Casino ........................        52,391           --             --            --             --             --
 Room ..........................          --           11,297           --            --             --             --
 Food and beverage .............          --            9,668           --            --             --             --
 Retail and other ..............          --            4,147           --            --            2,191           --
 Provision for doubtful accounts         5,682            400           --            --              200           --
 General and administrative ....           815         20,548           --               1            192           --
 Corporate expense .............           448            920           --            --             --             --
 Rental Expense ................           799          1,494           --            --              557           --
 Depreciation and amortization .          --            8,713           --            --            1,132           --
                                   -----------    -----------    -----------   -----------    -----------    -----------
                                        60,135         57,187           --               1          4,272           --
                                   -----------    -----------    -----------   -----------    -----------    -----------
Operating income (loss) ........        25,890         16,897           --              (1)         2,792           --
                                   -----------    -----------    -----------   -----------    -----------    -----------
Other income (expense): ........          --             --             --            --             --
    Interest income ............            84            356           --            --               23           --
    Interest expense ...........          --          (25,171)          --            --           (4,240)          --
                                   -----------    -----------    -----------   -----------    -----------    -----------
Net income (loss) ..............   $    25,974    $    (7,918)   $      --     $        (1)   $    (1,425)   $      --
                                   ===========    ===========    ===========   ===========    ===========    ===========

---------------
(1) The assets and liabilities of Mall Construction,  a guarantor,  were transferred to the Mall Subsidiary,  a non-guarantor subsidiary,  upon substantial  completion of the Casino Resort on November 12, 1999, and subsequently  transferred to the New
Mall Subsidiary on December 20, 1999. As a result, Mall Construction had no revenues or expenses as of March 31, 2000.

                     LAS VEGAS SANDS, INC.
           Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)

              CONDENSED STATEMENTS OF OPERATIONS
           For the three months ended March 31, 2000
                          (Unaudited)



                                   Consolidating/
                                   Eliminating
                                   Entries        Total
                                   -----------    -----------
Revenues:
 Casino ........................   $      --      $    85,693
 Room ..........................          --           46,980
 Food and beverage .............          --           18,781
 Retail and other ..............       (11,259)        15,393
                                   -----------    -----------
Total revenue ..................       (11,259)       166,847
Less promotional allowance .....          --          (10,933)
                                   -----------    -----------
Net revenues ...................       (11,259)       155,914
                                   -----------    -----------
Operating expenses:
 Casino ........................       (11,159)        41,232
 Room ..........................          --           11,297
 Food and beverage .............          --            9,668
 Retail and other ..............          (100)         6,238
 Provision for doubtful accounts          --            6,282
 General and administrative ....          --           21,556
 Corporate expense .............          --            1,368
 Rental Expense ................          --            2,850
 Depreciation and amortization .          --            9,845
                                   -----------    -----------
                                       (11,259)       110,336
                                   -----------    -----------
Operating income (loss) ........          --           45,578
Other income (expense): ........
    Interest income ............          --              463
    Interest expense ...........          --          (29,411)
                                   -----------    -----------
Net income (loss) ..............   $      --        $  16,630
                                   ===========    ===========



                                                  LAS VEGAS SANDS, INC.
                                        Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)

                                           CONDENSED STATEMENTS OF CASH FLOWS
                                        For the three months ended March 31, 2001
                                                       (Unaudited)

                                                                                               GUARANTOR SUBSIDIARIES
                                                                                             --------------------------
                                                                                             Lido          Mall
                                                                              Venetian       Intermediate  Intermediate
                                                               Las Vegas      Casino         Holding       Holding
                                                               Sands, Inc.    Resort LLC     Company LLC   Company LLC
                                                               -----------    ----------     -----------   ------------
Net cash provided by (used in) operating activities ........   $    (7,032)   $    20,779    $      --     $      --
                                                               -----------    -----------    -----------   -----------
Cash flows from investing activities:
  Proceeds from purchases of investments ...................          --              (10)          --            --
  Capital expenditures .....................................          --           (9,021)          --            --
                                                               -----------    -----------    -----------   -----------
Net cash used in investing activities ......................          --           (9,031)          --            --
                                                               -----------    -----------    -----------   -----------
Cash flows from financing activities:
  Repayments on bank credit facility-tranche B term loan ...          --             (125)          --            --
  Repayments on FF&E credit facility .......................          --           (5,374)          --            --
  Proceeds from Phase II Subsidiary unsecured bank loan ....          --             --             --            --
  Payments of deferred offering costs ......................          --             (177)          --            --
  Net increase (decrease) in intercompany accounts .........           798           (539)          --            --
                                                               -----------    -----------    -----------   -----------
Net cash provided by (used in) financing activities ........           798         (6,215)          --            --
                                                               -----------    -----------    -----------   -----------
Increase (decrease) in cash and cash equivalents ...........        (6,234)         5,533           --            --
Cash and cash equivalents at beginning of period ...........        35,332          4,260              4             4
                                                               -----------    -----------    -----------   -----------
Cash and cash equivalents at end of period .................   $    29,098    $     9,793    $         4   $         4
                                                               ===========    ===========    ===========   ===========



                                                               NON-GUARANTOR SUBSIDIARIES
                                                               ---------------------------
                                                               Grand Canal    Other
                                                               Shop Mall      Non-           Consolidating/
                                                               Subsidiary     Guarantor      Eliminating
                                                               LLC (1)        Subsidiaries   Entries       Total
                                                               -----------    ------------   -----------   -----------
Net cash provided by (used in) operating activities ........   $       179    $        10    $      --     $    13,936
                                                               -----------    -----------    -----------   -----------
Cash flows from investing activities:
  Proceeds from purchases of investments ...................           (15)          --             --             (25)
  Capital expenditures .....................................           (87)          (458)          --          (9,566)
                                                               -----------    -----------    -----------   -----------
Net cash used in investing activities ......................          (102)          (458)          --          (9,591)
                                                               -----------    -----------    -----------   -----------
Cash flows from financing activities:
  Repayments on bank credit facility-tranche B term loan ...          --             --             --            (125)
  Repayments on FF&E credit facility .......................          --             --             --          (5,374)
  Proceeds from Phase II Subsidiary unsecured bank loan ....          --              792           --             792
  Payments of deferred offering costs ......................          --             (300)          --            (477)
  Net increase (decrease) in intercompany accounts .........          (259)          --             --            --
                                                               -----------    -----------    -----------   -----------
Net cash provided by (used in) financing activities ........          (259)           492           --          (5,184)
                                                               -----------    -----------    -----------   -----------
Increase (decrease) in cash and cash equivalents ...........          (182)            44           --            (839)
Cash and cash equivalents at beginning of period ...........         2,972             34           --          42,606
                                                               -----------    -----------    -----------   -----------
Cash and cash equivalents at end of period .................   $     2,790    $        78    $      --     $    41,767
                                                               ===========    ===========    ===========   ===========

---------------
(1) The assets and liabilities of Mall Construction,  a guarantor,  were transferred to the Mall Subsidiary,  a non-guarantor subsidiary,  upon substantial  completion of the Casino Resort on November 12, 1999, and subsequently  transferred to the New
Mall Subsidiary on December 20, 1999. As a result, Mall Construction had no cash flows as of March 31, 2001.


                                                    LAS VEGAS SANDS, INC.
                                          Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information (Continued)

                                             CONDENSED STATEMENTS OF CASH FLOWS
                                          For the three months ended March 31, 2000
                                                         (Unaudited)


                                                                                                   GUARANTOR SUBSIDIARIES
                                                                                                  -------------------------
                                                                                                  Lido         Mall
                                                                                   Venetian       Intermediate Intermediate
                                                                    Las Vegas      Casino         Holding      Holding
                                                                    Sands, Inc.    Resort LLC     Company LLC  Company LLC
                                                                    -----------    ------------   -----------  ------------
Net cash provided by (used in) operating activities .............   $    15,068    $     9,286    $      --    $        (1)
                                                                    -----------    ------------   -----------  -----------
Cash flows from investing activities:
  Proceeds from sale of investments .............................          --            7,453           --           --
  Capital expenditures ..........................................          --           (2,205)          --           --
  Construction of Casino Resort .................................          --           (8,550)          --           --
                                                                    -----------    ------------   -----------  -----------
Net cash provided by (used in) investing activities .............          --           (3,302)          --           --
                                                                    -----------    ------------   -----------  -----------
Cash flows from financing activities:
  Repayments on bank credit facility-tranche A term loan ........          --           (5,625)          --           --
  Repayments on bank credit facility-revolver ...................          --           (9,292)          --           --
  Repayments on FF&E credit facility ............................          --           (2,931)          --           --
  Payments of deferred offering costs ...........................          --             --             --           --
  Net increase and (decrease) in intercompany accounts                  (11,328)        12,067           --           --
                                                                    -----------    ------------   -----------  -----------
Net cash used in financing activities ...........................       (11,328)        (5,781)          --           --
                                                                    -----------    ------------   -----------  -----------
Increase (decrease) in cash and cash equivalents ................         3,740            203           --             (1)
Cash and cash equivalents at beginning of period ................        23,961          2,237              4            5
                                                                    -----------    ------------   -----------  -----------
Cash and cash equivalents at end of period ......................   $    27,701    $     2,440    $         4  $         4
                                                                    ===========    ===========    ===========  ===========


                                                                    NON-GUARANTOR SUBSIDIARIES
                                                                    --------------------------
                                                                    Grand Canal    Other
                                                                    Shop Mall      Non-           Consolidating/
                                                                    Subsidiary     Guarantor      Eliminating
                                                                    LLC (1)        Subsidiaries   Entries      Total
                                                                    -----------    ------------   -----------  ----------

Net cash provided by (used in) operating activities .............   $     2,531    $       --     $      --    $   26,884
                                                                    -----------    ------------   -----------  ----------
Cash flows from investing activities:
  Proceeds from sale of investments .............................         1,185            --            --         8,638
  Capital expenditures ..........................................           (95)           --            --        (2,300)
  Construction of Casino Resort .................................           (61)             67          --        (8,544)
                                                                    -----------    ------------   -----------  ----------
Net cash provided by (used in) investing activities .............         1,029              67          --        (2,206)
                                                                    -----------    ------------   -----------  ----------
Cash flows from financing activities:
  Repayments on bank credit facility-tranche A term loan ........          --              --            --        (5,625)
  Repayments on bank credit facility-revolver ...................          --              --            --        (9,292)
  Repayments on FF&E credit facility ............................          --              --            --        (2,931)
  Payments of deferred offering costs ...........................          (449)           --            --          (449)
  Net increase and (decrease) in intercompany accounts ..........          (739)           --            --          --
                                                                    -----------    ------------   -----------  ----------
Net cash used in financing activities ...........................        (1,188)           --            --       (18,297)
                                                                    -----------    ------------   -----------  ----------
Increase (decrease) in cash and cash equivalents ................         2,372              67          --         6,381
Cash and cash equivalents at beginning of period ................          --                45          --        26,252
                                                                    -----------    ------------   -----------  ----------
Cash and cash equivalents at end of period ......................   $     2,372     $       112   $      --    $    32,633
                                                                    ===========     ===========   ===========  ===========

---------------
(1) The assets and liabilities of Mall Construction,  a guarantor,  were transferred to the Mall Subsidiary,  a non-guarantor subsidiary,  upon substantial  completion of the Casino Resort on November 12, 1999, and subsequently  transferred to the New
Mall Subsidiary on December 20, 1999. As a result, Mall Construction had no cash flows as of March 31, 2000.

                             LAS VEGAS SANDS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto and other financial information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. See "-Special Note Regarding Forward-Looking Statements."

General
-------

     The Company owns and operates the Casino Resort, a large-scale Venetian-themed hotel, casino, retail, meeting and entertainment complex in Las Vegas, Nevada. The Casino Resort includes the first all-suites hotel on the Strip with 3,036 suites; a gaming facility of approximately 116,000 square feet; an enclosed retail, dining and entertainment complex of approximately 445,000 net leasable square feet; and a meeting and conference facility of approximately 500,000 square feet. The Company is party to litigation matters and claims related to its operations and construction of the Casino Resort that it does not expect to have a material adverse effect on its financial position, result of operation or cash flows. See "Part II, Item 1 - Legal Proceedings."

Operating Results
-----------------

         First Quarter Ended March 31, 2001 compared to First Quarter Ended March 31, 2000.

     Operating Revenues
     ------------------

     Consolidated  net  revenues  for the  first  quarter  of 2001  were  $143.6 million, representing a decrease of $12.3 million when compared with $155.9 million of consolidated net revenues during the first quarter of 2000. The decrease in net revenues was due to a decline of casino revenue at the Casino Resort.

     The Casino Resort's casino revenues were $60.1 million in the first quarter of 2001, a decrease of $25.6 million when compared to $85.7 million during the first quarter of 2000. The decrease was attributable to an unusually low table games win percentage. The table games historical win percentage is reasonably predictable over time, but may vary considerably during shorter periods. Table games drop (volume) increased to $308.4 million in the first quarter of 2001 from $294.6 million during the first quarter of 2000. Slot revenue in the first quarter of 2001 increased to $27.0 million from $24.0 million reported during the first quarter of 2000, or an increase of 12.5%. The increase resulted from an increase in slot handle (volume) to $487.0 million in the first quarter of 2001 compared to $476.1 million during the first quarter of 2000, and an increase in slot win percentage.

     The Casino Resort's room rates and occupancy levels continued to increase during the first quarter of 2001. The Casino Resort achieved room revenues during the first quarter of 2001 of $59.6 million, compared to $47.0 million during the first quarter of 2000. The Casino Resort's average daily room rate increased to $220 in the first quarter of 2001 compared to $181 during the first quarter of 2000. The increase in room rates occurred in all major segments of the Casino Resort's hotel rooms business, including the mid-week, group and convention business, and the weekend retail business. The occupancy of available guestrooms was 99.6% during the first quarter of 2001 compared to 94.1% during the first quarter of 2000.

     Food and beverage, retail and other revenues were $28.4 million during the first quarter of 2001 compared to $27.2 million during the first quarter of 2000.

     The Mall generated rental and related revenues of $7.8 million during the first quarter of 2001 compared to $7.0 million during the first quarter of 2000. The increase was attributable to additional tenants and increased proceeds from rents calculated on tenant gross revenues.

     Operating Expenses
     ------------------

     Consolidated operating expenses were $110.4 million in the first quarter of 2001, compared with $110.3 million during the first quarter of 2000. Corporate expenses totaled $1.9 million during the first quarter of 2001, as compared to $1.4 million during the first quarter of 2000.

     Rental expenses primarily related to the Casino Resort's heating, ventilation and air conditioning plant for the first quarter of 2001 were $2.2 million, including $1.6 million for the Casino Resort and $0.6 million for the Mall. Rental expenses were $2.9 million in the first quarter of 2000.

                             LAS VEGAS SANDS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The Mall incurred operating expenses of $5.0 million during the first quarter of 2001 compared to $4.3 million during the first quarter of 2000. The increase in Mall operating expenses was attributed to increases in advertising, property taxes and utility cost during the first quarter of 2001.

     Interest Income (Expense)
     -------------------------

     Interest expense was $28.9 million in the first quarter of 2001, compared to $29.4 million in the same period of 2000. Of the $28.9 million incurred during the first quarter of 2001, $24.7 million was related to the Casino Resort (excluding the Mall) and $4.2 million was related to the Mall. The decrease in interest expense was attributed to decreases in interest rates during the first quarter of 2001 and scheduled repayment of debt.

     Interest income for the quarter ended March 31, 2001 was $0.4 million compared to $0.5 million in the same period in 2000.

Other Factors Affecting Earnings
--------------------------------

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

Liquidity and Capital Resources
-------------------------------

     As of March 31, 2001 and December 31, 2000, the Company held cash and cash equivalents of $44.3 million and $45.2 million, respectively. Net cash provided by operating activities for the first three months of 2001 was $13.9 million, compared with $26.9 million for the same period in 2000. The Company's operating cash flow in the first three months of 2001 was negatively impacted by a decrease in casino revenue. Net trade receivables were $67.9 million as of March 31, 2001 and $64.3 million as of March 31, 2000. Hotel receivables increased by $2.9 million from December 31, 2000 to March 31, 2001, as a result of higher room rates and occupancy.

     Capital expenditures paid from operating cash flow during the first three months of 2001 were $9.6 million. Capital expenditures for the same period in 2000 were $2.3 million and $8.5 million for construction of the Casino Resort. During the first three months of 2001, the Company paid principal payments of $5.4 million on the FF&E Credit Facility and $125,000 on the Tranche B Term Loan.

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

                             LAS VEGAS SANDS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The Company has also announced that it is in the preliminary feasibility and design stages of a capital improvement project to add an approximately 1,000 all-suite hotel rooms to the Casino Resort (the "Phase I-A Room Addition"). The preliminary plan provides for construction of the Phase I-A Room Addition above the Casino Resort's parking structure and the construction of an approximately 1,000 parking space addition to that parking structure. In addition, coinciding with the construction of the Phase I-A Room Addition, the Phase II Subsidiary will construct 100,000 square feet of meeting space with tentative plans to lease the space to the Casino Resort. For the Company to proceed with this project would require the Company and the Phase II Subsidiary to incur additional indebtedness. Depending upon the structure of such indebtedness, this may require the consent of certain existing lenders and modifications to certain existing lender financial covenants. As of this date, no final budget for this project has been determined and the Company has not entered into any agreements to fund such project.

     The Phase II Subsidiary has outstanding project payables in the amount of $2.9 million to be funded from future equity contributions or borrowings by the Phase II Subsidiary. During the first quarter of 2001, the Phase II Subsidiary borrowed $792,000 under a bank line of credit which is due and payable on May 31, 2001. The proceeds were used to fund payments of Phase II Subsidiary operating costs.

     As discussed in "Part I, Item 1 - Financial Statements - Notes to Financial Statements - Note 6 Commitments and Contingencies" above, the Company is a party to certain litigation matters and claims related to construction of the Casino Resort. If the Company is required to pay any of the Construction Manager's contested construction costs (the "Contested Construction Costs") which are not covered by the Insurance Policy, the Company may use cash received from the following sources to fund such costs: (i) the LD Policy, (ii) the Construction Manager, Bovis and P&O pursuant to the Construction Management Contract, the Bovis Guaranty and the P&O Guaranty, respectively, (iii) third parties, pursuant to their liability to the Company under their agreements with the Company, (iv) amounts received from the Phase II Subsidiary for shared facilities designed and constructed to accommodate the operations of the Casino Resort and the Phase II Resort, (v) the Sole Stockholder, pursuant to his liability under the Completion Guaranty, (vi) borrowings under the Revolver (vii) additional debt or equity financings, and (viii) operating cash flow. The Sole Stockholder has remaining liability of approximately $5.0 million under the Completion Guaranty to fund excess construction costs (which liability is collateralized with cash and cash equivalents). If the Company were required to pay substantial Contested Construction Costs, and if it were unable to raise or obtain the funds from the sources described above, there could be a material adverse effect on the Company's financial position, results of operations or cash flows.

     For the next twelve months, the Company expects to fund its operations, capital expenditures (that are unrelated to the Phase I-A Room Addition) and debt service requirements from existing cash balances, operating cash flow and borrowings under the Revolver. As of March 31, 2001, none of the $40.0 million Revolver availability was drawn. The Company recently obtained an extension of the availability date of the Revolver from the lenders under the Bank Credit Facility, from March 15, 2001 to September 15, 2001. The Company anticipates the Revolver to be extended beyond September 15, 2001, however, there can be no assurance that such financing arrangement will be completed during 2001. The Company has significant debt service payments due during the next twelve months, including principal payments on its Bank Credit Facility and FF&E Credit Facility aggregating $62.2 million and estimated total interest payments (excluding noncash amortization of debt offering costs) of approximately $84.7 million for indebtedness secured by the Casino Resort and approximately $14.1 million for indebtedness secured by the Mall. In addition, the Company estimates total capital expenditures for the Casino Resort of approximately $46.4 million during 2001. The Company anticipates that its existing cash balances, operating cash flow and available borrowing capacity will continue to provide it with sufficient resources to meet existing debt obligations and foreseeable capital expenditures requirements. As mentioned above, construction of the Phase I-A Room Addition or additional plans for the Phase II Resort would require the Company to incur additional indebtedness.

     The Bank Credit Facility and FF&E Credit Facility contain certain covenants that require the Company to pass a number of financial tests relating to, among other things, a minimum EDITDA, a consolidated leverage ratio; and a fixed charge coverage ratio (all as defined in the respective credit agreements). Additionally, the debt instruments contain certain restrictions that, among other things, limit the ability of the Company and/or certain subsidiaries to incur additional indebtedness, issue disqualified stock or equity interests, pay dividends or make other distributions, repurchase equity interests or certain indebtedness, create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell assets of the Company without prior approval of the lenders or noteholders. The Company is also a party to certain intercreditor arrangements. The intercreditor agreements set forth the lender's interests and claims in the Company's assets as collateral for borrowings.

                             LAS VEGAS SANDS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Consolidated EBITDA is dependent on the Company's results of operations, which in turn are partially dependent on table games revenues. While the table games win percentage is reasonably predictable over the long term, it can fluctuate significantly from quarter to quarter, affecting table games revenues. The financial covenants involving EBITDA are applied on a rolling four-quarter basis, and the Company's compliance with financial covenants can be temporarily affected if the Company experiences an unusually low win percentage in a particular quarter, which is not offset in subsequent quarters or by other results of operations.

     The Company has remained in compliance with these covenants, however, the Company was challenged to meet certain covenant tests in the first quarter of 2001 due to an extremely low win percentage for certain quarters during the rolling measurement period. These covenants allow the Sole Stockholder to increase EBITDA for measurement purposes by issuing a standby letter of credit to the Company's lenders. The Company used this letter of credit mechanism during the first quarter of 2001 to meet the covenant test. The Company anticipates that the win percentage will return to normal levels over time, and that it will cancel the standby letter of credit once it is no longer needed to meet the test.

     If  the  Company  is  required   to  pay  certain   significant   Contested
Construction Costs, or if the Company is unable to meet its debt service requirements, the Company will seek, if necessary and to the extent permitted under the Indentures and the terms of the Bank Credit Facility and the FF&E Credit Facility, additional financing through bank borrowings or debt or equity financings. Also, there can be no assurance that new business developments (such as the Phase I-A Room Addition) or unforeseen events will not occur resulting in the need to raise additional funds. There can be no assurance that additional or replacement financing, if needed, will be available to the Company, and, if available, that the financing will be on terms favorable to the Company, or that the Sole Stockholder or any of his affiliates will provide any such financing.

     New Mall Subsidiary and Transfer of Mall Assets
     -----------------------------------------------

     On November 12, 1999, Grand Canal Shops Mall Construction, LLC transferred the Mall Assets to the Mall Subsidiary. Upon such transfer, the Mall Assets were released as security to the holders of the Mortgage Notes and for the indebtedness under the Bank Credit Facility, the indebtedness under the $140.0 million mall construction loan facility (the "Mall Construction Loan Facility") was assumed by the Mall Subsidiary and all entities comprising the Company, other than the Mall Subsidiary, were released from all obligations under the Mall Construction Loan Facility.

     On December 20, 1999, the Mall Construction Loan Facility was paid off in full with the proceeds of the Mall Take-out Financing. The Mall Take-out Financing is secured by a $20.0 million guaranty made by the Sole Stockholder (the "Mall Take-out Guaranty"). The annual interest rate on the Tranche A Take-out Loan is 350 basis points over 30 day LIBOR. The Tranche A Take-out Loan is due in full on December 20, 2002 and no principal payments are due thereunder until such date. The Tranche B Take-out Loan bears interest at 14% per annum. The initial maturity date is December 20, 2004 with a right of extension to December 20, 2007. No principal payments are due until maturity. Also on December 20, 1999, the Mall Assets were transferred from the Mall Subsidiary to the New Mall Subsidiary, the obligor under the Mall Take-out Financing.

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

Risk Related to the Subordination Structure of the Mortgage Notes
-----------------------------------------------------------------

     The Mortgage Notes represent senior secured debt obligations of LVSI and Venetian, secured by second priority liens on the collateral securing the Mortgage Notes (the "Note Collateral"). However, the guarantees of the Mortgage Notes by its subsidiaries, Mall Intermediate and Lido Intermediate (collectively, the "Subordinated Guarantors"), are unsecured, subordinated debt obligations of such guarantors. The structure of these guarantees present certain risks for holders of the Mortgage Notes. For example, if the Note Collateral were insufficient to pay the debt secured by such liens, or such liens were found to be invalid, then holders of the Mortgage Notes would have a senior claim against any remaining assets of LVSI and Venetian. In contrast, because of the subordination provision with respect to the Subordinated Guarantors, holders of the Mortgage Notes will always be fully subordinated to the claims of holders of senior indebtedness of the Subordinated Guarantors.

Other Matters
-------------

     In June 1998, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133") entitled "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If specific conditions are met, a derivative may be specifically designated as a hedge of specific financial exposures. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and, if used in hedging activities, it depends on its effectiveness as a hedge. SFAS 133 as amended is effective for all fiscal quarters of fiscal years beginning after December 31, 2000. SFAS 133 should not be applied retroactively to financial statements of prior periods. The Company adopted SFAS 133 on January 1, 2001. Because of the Company's minimal use of derivatives, the adoption of SFAS 133 did not have a significant effect on the Company's earnings or financial position.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company's primary exposure to market risk is interest rate risk associated with its long-term debt. The Company attempts to manage its interest rate risk by managing the mix of its long-term fixed-rate borrowings and variable rate borrowings under the Bank Credit Facility, the Tranche A Take-out Loan and the FF&E Credit Facility, and by use of interest rate cap and floor agreements. The ability to enter into interest rate cap and floor agreements will allow the Company to manage its interest rate risk associated with its variable rate debt. See "Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Part 1, Item 1 - Financial Statements - Notes to Financial Statements - Note 4 Long-Term Debt."

                                     Part II

                                OTHER INFORMATION


Item 1.  Legal Proceedings

     The Company is party to litigation matters and claims related to its operations and the construction of the Casino Resort. For more information, see the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and "Part I, Item 1 - Financial Statements - Notes to Financial Statements Note 6 Commitments and Contingencies."

                                     Part II

                                OTHER INFORMATION


Items 2 through 5 of Part II are not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)      List of Exhibits

                        Exhibit No.        Description of Document

                        None


(b)      Reports on Form 8-K

     No report on Form 8-K was filed during the quarter ended March 31, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              LAS VEGAS SANDS, INC.



         May 10, 2001           By:     /s/ Sheldon G. Adelson
                                        ---------------------------
                                        Sheldon G. Adelson
                                        Chairman of the Board, Chief
                                        Executive Officer and Director


         May 10, 2001           By:     /s/ Harry D. Miltenberger
                                        --------------------------
                                        Harry D. Miltenberger
                                        Vice President-Finance
                                        (principal financial and
                                        accounting officer)