Form 10-Q
period 2001-06-30
LAS VEGAS SANDS INC
filed 2001-08-14
CIK 850994

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

                  For the quarterly period ended June 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 14, 2001


             Class                             Outstanding at August 14, 2001
--------------------------------------     -----------------------------------
    Common Stock, $.10 par value                       925,000 shares

================================================================================

                              LAS VEGAS SANDS, INC.

                                Table of Contents

                                     Part I
                              FINANCIAL INFORMATION


Item 1.   Consolidated Balance Sheets
          At June 30, 2001 (unaudited) and December 31, 2000 ................1

          Consolidated Statements of Operations
          for the Three and Six Months Ended
          June 30, 2001 (unaudited) and June 30, 2000 (unaudited) ...........2

          Consolidated Statements of
          Cash Flows for the Six Months Ended
          June 30, 2001 (unaudited) and June 30, 2000 (unaudited) ...........3

          Notes to Consolidated Financial Statements.........................4

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations..................27

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........34

                                     Part II
                                OTHER INFORMATION


Item 1.   Legal Proceedings.................................................35

Item 6.   Exhibits and Reports on Form 8-K..................................36

          Signatures........................................................37


                                                               Part I
                                                        Financial Information

Item 1. Financial Statements

                                                        LAS VEGAS SANDS, INC
                                                     Consolidated Balance Sheets
                                                  (In thousands, except share data)


                                                                                         June 30,           December 31,
                                                                                           2001               2000
                                                                                        -----------         -----------
                                                                                        Unaudited
ASSETS
Current assets:
    Cash and cash equivalents ........................................................   $    39,772         $    42,606
    Restricted cash and investments ..................................................         2,601               2,549
    Accounts receivable, net .........................................................        64,923              64,328
    Inventories ......................................................................         4,412               3,868
    Prepaid expenses .................................................................         4,166               3,672
                                                                                         -----------         -----------

Total current assets .................................................................       115,874             117,023

Property and equipment, net ..........................................................     1,063,255           1,062,093
Deferred offering costs, net .........................................................        19,490              22,314
Other assets, net ....................................................................        27,895              30,955
                                                                                         -----------         -----------
                                                                                         $ 1,226,514         $ 1,232,385
                                                                                         ===========         ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Accounts payable .................................................................   $    19,272         $    23,835
    Construction payables ............................................................         6,239               6,212
    Construction payables-contested ..................................................         7,232               7,232
    Accrued interest payable .........................................................        11,857              13,277
    Other accrued liabilities ........................................................        61,174              76,735
    Current maturities of long-term debt .............................................        89,786              50,119
                                                                                         -----------         -----------

Total current liabilities ............................................................       195,560             177,410

Other long-term liabilities ..........................................................         6,751              10,494
Long-term debt .......................................................................       837,924             863,293
                                                                                         -----------         -----------

                                                                                           1,040,235           1,051,197
                                                                                         -----------         -----------

Redeemable Preferred Interest in Venetian Casino Resort, LLC,
    a wholly owned subsidiary ........................................................       178,092             168,012
                                                                                         -----------         -----------

Commitments and contingencies

Stockholder's equity:
    Common stock, $.10 par value, 3,000,000 shares authorized, 925,000 shares
       issued and outstanding ........................................................            92                  92
    Capital in excess of par value ...................................................        84,158              94,240
    Accumulated deficit since June 30, 1996 ..........................................       (76,063)            (81,156)
                                                                                         -----------         -----------
                                                                                               8,187              13,176
                                                                                         -----------         -----------
                                                                                         $ 1,226,514         $ 1,232,385
                                                                                         ===========         ===========

----------------
The accompanying notes are an integral part of these consolidated financial statements



                                                       LAS VEGAS SANDS, INC.
                                               Consolidated Statements of Operations
                                               (In thousands, except per share data)
                                                            (Unaudited)


                                                                         Three Months Ended               Six Months Ended
                                                                             June 30,                          June 30,
                                                                       2001             2000            2001              2000
                                                                    ---------        ----------       ---------        ---------
Revenues:
   Casino ...................................................       $  54,265        $  73,798        $ 112,741        $ 157,634
   Rooms ....................................................          56,428           48,531          116,014           95,511
   Food and beverage ........................................          18,528           16,818           37,357           35,599
   Retail and other .........................................          17,355           15,792           34,730           31,185
                                                                    ---------        ----------       ---------        ---------
                                                                      146,576          154,939          300,842          319,929
Less-promotional allowances .................................          (9,658)         (11,693)         (21,944)         (22,626)
                                                                    ---------        ----------       ---------        ---------
   Net revenues .............................................         136,918          143,246          278,898          297,303
                                                                    ---------        ----------       ---------        ---------
Operating expenses:
   Casino ...................................................          36,158           41,259           76,156           80,634
   Rooms ....................................................          13,685           12,046           26,856           23,343
   Food and beverage ........................................           8,941            8,234           17,248           17,902
   Retail and other .........................................           7,742            6,941           15,031           13,179
   Provision for doubtful accounts ..........................           5,171            5,058            8,889           11,340
   General and administrative ...............................          23,415           23,201           45,426           44,757
   Corporate expense ........................................           2,090            1,476            3,978            2,844
   Rental expense ...........................................           2,022            3,036            4,213            5,886
   Depreciation and amortization ............................          10,305           10,944           20,511           20,789
                                                                    ---------        ----------       ---------        ---------
                                                                      109,529          112,195          218,308          220,674
                                                                    ---------        ----------       ---------        ---------
Operating income ............................................          27,389           31,051           60,590           76,629
                                                                    ---------        ----------       ---------        ---------
Other income (expense):
  Interest income ...........................................             388              377              806              840
  Interest expense, net of amounts capitalized ..............         (27,363)         (29,793)         (56,303)         (59,204)
                                                                    ---------        ----------       ---------        ---------
Income before extraordinary item ............................             414            1,635            5,093           18,265
   Extraordinary item-loss on early retirement of debt ......            --             (2,785)            --             (2,785)
                                                                    ---------        ----------       ---------        ---------
Net income (loss) ...........................................       $     414        $  (1,150)       $   5,093        $  15,480
                                                                    =========        =========        =========        =========
Basic and diluted income (loss) per share before
extraordinary item ..........................................       $   (5.00)       $   (3.15)       $   (5.39)       $   10.05
                                                                    =========        =========        =========        =========
Basic and diluted income (loss) per share ...................       $   (5.00)       $   (6.17)       $   (5.39)       $    7.04
                                                                    =========        =========        =========        =========

----------------
The accompanying notes are an integral part of these consolidated financial statements.


                                                    LAS VEGAS SANDS, INC.
                                                Consolidated Statements of Cash Flows
                                                       (Dollars in thousands)
                                                             (Unaudited)

                                                                                                     Six Months Ended
                                                                                                        June 30,
                                                                                                2001                 2000
                                                                                              ---------           ----------
Cash flows from operating activities:
Net income ........................................................................           $  5,093            $ 15,480
Adjustments to reconcile net income to net cash
  provided by operating activities:
        Depreciation and amortization .............................................             20,511              20,789
        Amortization of debt offering costs and original issue discount ...........              4,080               4,115
        Loss on early retirement of debt ..........................................               --                 2,785
        Non cash interest on completion guaranty loan .............................              1,940               1,730
        Provision for doubtful accounts ...........................................              8,889              11,340
        Changes in operating assets and liabilities:
          Accounts receivable .....................................................             (9,484)            (36,741)
          Inventories .............................................................               (544)                911
          Prepaid expenses ........................................................               (494)              1,167
          Other assets ............................................................              3,060             (17,952)
          Accounts payable ........................................................             (4,563)              2,497
          Accrued interest payable ................................................             (1,420)              2,447
          Other accrued liabilities ...............................................            (19,304)             22,124
                                                                                               -------            --------
Net cash provided by operating activities .........................................              7,764              30,692
                                                                                               -------            --------
Cash flows from investing activities:
(Increase) decrease in restricted cash ............................................                (52)              8,810
Capital expenditures ..............................................................            (21,646)             (6,607)
Construction of Casino Resort .....................................................               --               (11,424)
                                                                                               -------            --------
Net cash used in investing activities .............................................            (21,698)             (9,221)
                                                                                               -------            --------
Cash flows from financing activities:
Repayments on bank credit facility-tranche A term loan ............................             (5,625)            (35,625)
Repayments on bank credit facility-tranche B term loan ............................               (250)
Proceeds from bank credit facility-tranche B term loan ............................               --                50,000
Proceeds from bank credit facility-tranche C term loan ............................              5,750               --
Repayments on bank credit facility-revolver .......................................               --               (28,059)
Proceeds from bank credit facility-revolver .......................................             22,000              11,000
Repayments on FF&E credit facility ................................................            (10,747)             (5,862)
Proceeds from Phase II Subsidiary unsecured bank loan .............................                792               --
Payments of deferred offering costs ...............................................               (820)             (2,360)
                                                                                               -------            --------
Net cash provided by (used in) financing activities ...............................             11,100             (10,906)
                                                                                               -------            --------
Increase (decrease) in cash and cash equivalents ..................................             (2,834)             10,565
Cash and cash equivalents at beginning of period ..................................             42,606              26,252
                                                                                               -------            --------
Cash and cash equivalents at end of period ........................................           $ 39,772            $ 36,817
                                                                                              ========            ========
Supplemental disclosure of cash flow information:
  Cash payments for interest ......................................................           $ 52,287            $ 50,698
                                                                                              ========            ========

----------------
The accompanying notes are an integral part of these consolidated financial statements.


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

Note 2   Per Share Data

         Basic and diluted income (loss) per share are calculated based upon the weighted average number of shares outstanding. The weighed average number of shares outstanding used in the computation of income (loss) per share of common stock was 925,000 for all periods presented. There were no options or warrants to purchase common stock outstanding during any period presented. The net income
(loss) available to common stockholders used in computing the basic and diluted income (loss) per share includes accrued preferred dividends of approximately $5.0 million and $10.1 million, respectively, for the three and six month periods ended June 30, 2001 and $4.6 million and $9.0 million, respectively, for the three and six month periods ended June 30, 2000. The accrued dividends have been reflected as a charge against capital in excess of par value in the accompanying financial statements.

                             LAS VEGAS SANDS, INC.

                          Notes to Financial Statements


Note 3   Property and Equipment

Property and equipment consists of the following (in thousands):


                                                      June 30,     December 31,
                                                        2001           2000
                                                    -----------    -----------
 Land and land improvements .....................   $   111,747    $   109,863
 Building and improvements ......................       839,377        832,429
 Equipment, furniture, fixtures and
  leasehold improvements ........................       135,398        134,008
 Construction in progress .......................        63,460         52,129
                                                    -----------    -----------
                                                      1,149,982      1,128,429
 Less:  accumulated depreciation and amortization       (86,727)       (66,336)
                                                    -----------    -----------
                                                    $ 1,063,255    $ 1,062,093
                                                    ===========    ===========



         During the three and six month periods ended June 30, 2001, the Company capitalized interest expense of $0.6 million.

         As of June 30, 2001, construction in progress represented project design and shared facilities costs for the planned second phase of the Casino Resort, to be owned by a subsidiary of the Company (the "Phase II Resort"), and ongoing capital improvement projects at the Casino Resort.

Note 4   Long-Term Debt

         Long-term debt consists of the following (in thousands):


                                                          June 30,   December 31,
                                                           2001         2000
                                                         ---------    ---------
Indebtedness of the Company and its Subsidiaries
other than the New Mall
Subsidiary and the Phase II Subsidiary:


12 1/4% Mortgage Notes, due November 15, 2004 ........   $ 425,000    $ 425,000
14 1/4% Senior Subordinated Notes, due
 November 15, 2005 (Net of unamortized discount of
 $3,825 in 2001 and $4,263 in 2000 ...................      93,675       93,237
Bank Credit Facility-Tranche A Term Loan .............      97,500      103,125
Bank Credit Facility-Tranche B Term Loan .............      49,500       49,750
Bank Credit Facility-Tranche C Term Loan .............       5,750        --
Bank Credit Facility-Revolver ........................      22,000        --
FF&E Credit Facility .................................      64,482       75,229

Subordinated Owner Indebtedness:

Completion Guaranty Loan .............................      29,011       27,071

Indebtedness of the New Mall Subsidiary:
----------------------------------------

Mall Tranche A Take-out Loan .........................     105,000      105,000
Mall Tranche B Take-out Loan .........................      35,000       35,000

Indebtedness of the Phase II Subsidiary:

Bank Loan ............................................         792        --

Less: current maturities .............................     (89,786)     (50,119)
                                                         ---------    ---------
Total long-term debt .................................   $ 837,924    $ 863,293
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

         LVSI and Venetian and a syndicate of lenders entered into a Bank Credit Facility (the "Bank Credit Facility") providing for multiple draw term loans to the Company for construction and development of the Casino Resort. As of June 30, 2001, $147.0 million was outstanding under the Bank Credit Facility, consisting of a $97.5 million tranche A term loan (the "Tranche A Term Loan") and a $49.5 tranche B term loan (the "Tranche B Term Loan"). The Tranche A Term Loan has a four year maturity, and an interest rate of LIBOR plus 300 basis points. The Tranche B Term Loan has a four year maturity, and an interest rate of LIBOR plus 350 basis points. Up to $40.0 million of additional credit in the form of revolving loans under the Bank Credit Facility (the "Revolver") is available generally for working capital. The Revolver availability date was extended from March 15, 2001 to September 15, 2001 during the first quarter of 2001 and $22.0 million was outstanding under the Revolver as of June 30, 2001.

         Due to decreased casino revenues attributable to an unusually low table games win percentage, the Company would not have met its financial covenants in the second quarter of 2001. As a result, on June 29, 2001, the Company entered into a limited waiver, consent and second amendment to the Bank Credit Facility in order to, among other things, (1) obtain a waiver with respect to each of its minimum fixed charge ratio covenant, maximum leverage ratio covenant and minimum consolidated adjusted EBITDA covenant for the quarter ending June 30, 2001, (2) amend the maximum consolidated capital expenditures covenant, and (3) obtain an additional term loan in an aggregate principal amount of $5.8 million (the "Tranche C Term Loan"), used to fund principal payments that were due on June 30, 2001 under the Bank Credit Facility. The Tranche C Term Loan has a two-year maturity, and an interest rate of LIBOR plus 350 basis points.

         In December 1997, the Company also entered into an agreement (the "FF&E Credit Facility") with certain lenders to provide for $97.7 million of financing for certain furniture, fixtures and equipment to be secured under the FF&E Credit Facility and an electrical substation. Financial covenant modifications and waivers similar to those made to the Bank Credit Facility were made in June 2001 to the FF&E Credit Facility, which has substantially identical financial covenants.

         The Company does anticipate that its existing cash balances, operating cash flow and available borrowing capacity will continue to provide it with sufficient resources to meet existing debt obligations and planned capital expenditures requirements (except as described below). In connection with a planned financing transaction to fund certain future development and construction projects for the Casino Resort, the Company is currently in discussions with the lenders under the Bank Credit Facility and the FF&E Credit Facility to defer all or a portion of the Company's scheduled amortization payments for approximately two years under the Bank Credit Facility, and for the next year under the FF&E Credit Facility, to extend the commitment termination date of its existing revolver under the Bank Credit Facility to June 30, 2003 and to amend each of the Company's financial covenants. In addition, the Company anticipates that it may need to amend the financial covenants of the Bank Credit Facility and the FF&E Credit Facility in order to maintain compliance beginning in the quarter ending September 30, 2001 and for future periods. No assurance can be given that definitive agreements to amend the Bank Credit Facility or the FF&E Credit Facility will be entered into by the lenders.

         The Bank Credit Facility and FF&E Credit Facility contain certain covenants that require the Company to pass a number of financial tests relating to, among other things, a minimum consolidated earnings before interest, taxes, depreciation and amortization (`EDITDA"), a consolidated leverage ratio; and a fixed charge coverage ratio (all as defined in the respective credit agreements). Additionally, the debt instruments contain certain restrictions that, among other things, limit the ability of the Company and/or certain subsidiaries to incur additional indebtedness, issue disqualified stock or equity interests, pay dividends or make other distributions, repurchase equity interests or certain indebtedness, create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell assets of the Company without prior approval of the lenders or noteholders. The Company is also a party to certain intercreditor arrangements. The intercreditor agreements set forth the lender's interests and claims in the Company's assets as collateral for borrowings.

         The financial covenants in the Bank Credit Facility and the FF&E Credit Facility involving EBITDA are applied on a rolling four-quarter basis, and the Company's compliance with financial covenants can be temporarily affected if the Company experiences an unusually low win percentage in a particular quarter, which is not offset in subsequent quarters or by other results of operations. As a result of these fluctuations, no assurance can be given that the Company will be in compliance with its financial covenants with or without the proposed amendments to the Bank Credit Facility and the FF&E Credit Facility described above.

         On November 12, 1999, an advance of approximately $23.5 million was made under the Sole Stockholder's completion guaranty (the "Completion Guaranty"). Interest expense added to the principal balance increased the balance of the Completion Guaranty to $29.0 million as of June 30, 2001. Advances made under the Completion Guaranty up to $25.0 million are treated as a junior loan from the Sole Stockholder to Venetian that is subordinated in right of payment to the indebtedness under the Bank Credit Facility, the FF&E Credit Facility and the Notes.

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

         In February 2001, the Phase II Subsidiary entered into an unsecured bank line of credit, as amended on May 31, 2001, for $792,000 and payable on July 15, 2002. This line of credit bears interest at LIBOR plus 100 basis points. The proceeds of the line of credit were used to fund payments of Phase II Subsidiary operating costs.

Note 5   Redeemable Preferred Interest in Venetian Casino Resort, LLC

         During 1997, Interface Holding contributed $77.1 million in cash to Venetian in exchange for a Series A preferred interest (the "Series A Preferred Interest") in Venetian. By its terms, the Series A Preferred Interest was convertible at any time into a Series B preferred interest in Venetian (the "Series B Preferred Interest"). In August 1998, the Series A Preferred Interest was converted into the Series B Preferred Interest. The rights of the Series B Preferred Interest include the accrual of a preferred return of 12% from the date of contribution in respect of the Series A Preferred Interest. Until the indebtedness under the Bank Credit Facility is repaid and cash payments are permitted under the restricted payment covenants of the indentures entered into in connection with the Notes (the "Indentures"), the preferred return on the Series B Preferred Interest will accrue and will not be paid in cash. Commencing in November 2009, distributions must be made to the extent of the positive capital account of the holder. During the second and third quarters of 1999, Interface Holding contributed $37.3 million and $7.1 million, respectively, in cash in exchange for an additional Series B Preferred Interest. During the three and six month periods ended June 30, 2001 and June 30, 2000, $5.0 million and $10.1 million and $4.6 million and $9.0 million, respectively, were accrued on the Series B Preferred Interest related to the contributions made. Since 1997, no distributions of preferred interest or preferred return have been paid on the Series B Preferred Interest.

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

         Separate financial statements and other disclosures concerning each of Venetian and the Subsidiary Guarantors are not presented below because management believes that they are not material to investors. Summarized financial information of LVSI, Venetian, the Subsidiary Guarantors and the non-guarantor subsidiaries on a combined basis as of June 30, 2001 and December 31, 2000 and for the three and six month periods ended June 30, 2001 and June 30, 2000 is as follows (in thousands):


                                                        LAS VEGAS SANDS, INC.
                                              Notes to Financial Statements (Continued)

                                         Note 7 Summarized Financial Information (Continued)

                                                      CONDENSED BALANCE SHEETS
                                                            June 30, 2001
                                                             (Unaudited)

                                                                                                          GUARANTOR SUBSIDIARIES
                                                                                                        --------------------------
                                                                                                        Lido          Mall
                                                                                     Venetian           Intermediate  Intermediate
                                                                  Las Vegas          Casino Resort      Holding       Holding
                                                                  Sands, Inc.        LLC                Company LLC   Company LLC
                                                                  ------------       -------------      -----------   ------------
Cash and cash equivalents .............................           $ 27,779           $  8,096           $      4      $      4
Restricted cash and investments .......................               --                1,497               --             --
Intercompany receivable ...............................             42,405               --                 --             --
Accounts receivable, net ..............................             46,775             17,316               --             --
Inventories ...........................................               --                4,412               --             --
Prepaid expenses ......................................              1,251              2,836               --             --
                                                                  --------           --------           --------      --------
  Total current assets ................................            118,210             34,157                  4             4

Property and equipment, net ...........................               --              843,857               --             --
Investment in Subsidiaries ............................            126,022             67,120               --             --
Deferred offering costs, net ..........................               --               16,249               --             --
Other assets, net .....................................              3,107             20,961               --             --
                                                                  --------           --------           --------       --------
                                                                  $247,339           $982,344           $      4       $      4
                                                                  ========           ========           ========       ========

Accounts payable ......................................           $  2,566           $ 16,258           $   --         $   --
Construction payable ..................................               --                3,324               --             --
Construction payable-contested ........................               --                7,232               --             --
Intercompany payables .................................               --               19,829               --             --
Accrued interest payable ..............................               --               10,774               --             --
Other accrued liabilities .............................             20,296             39,628               --             --
Current maturities of long term debt ..................               --               88,994               --             --
                                                                  --------           --------           --------       --------
  Total current liabilities ...........................             22,862            186,039               --             --

Other long-term liabilities ...........................               --                6,751               --             --
Long-term debt ........................................               --              697,924               --             --
                                                                  --------           --------           --------       --------
                                                                    22,862            890,714               --             --
Redeemable Preferred Interest in Venetian                             --              178,092               --             --
                                                                  --------           --------           --------       --------
Stockholder's equity ..................................            224,477            (86,462)                 4              4
                                                                  --------           --------           --------       --------
                                                                  $247,339           $982,344           $      4       $      4
                                                                  ========           ========           ========       ========


                                                        LAS VEGAS SANDS, INC.
                                              Notes to Financial Statements (Continued)

                                         Note 7 Summarized Financial Information (Continued)

                                                CONDENSED BALANCE SHEETS (Continued)
                                                            June 30, 2001
                                                             (Unaudited)



                                                               NON-GUARANTOR SUBSIDIARIES
                                                            --------------------------------
                                                            Grand Canal        Other
                                                            Shops Mall         Non-Guarantor      Consolidating/
                                                            Subsidiary         Subsidiaries       Eliminating
                                                            LLC (1)            (2)                Entries            Total
                                                            ------------       -------------      ------------       ------------
Cash and cash equivalents ...........................       $     3,800        $        89        $      --          $    39,772
Restricted cash and investments .....................             1,104               --                 --                2,601
Intercompany receivable .............................              --                 --              (42,405)              --
Accounts receivable, net ............................               742                 90               --               64,923
Inventories .........................................              --                 --                 --                4,412
Prepaid expenses ....................................                79               --                 --                4,166
                                                            -----------        -----------        -----------        -----------
  Total current assets ..............................             5,725                179            (42,405)           115,874

Property and equipment, net .........................           138,022             81,376               --            1,063,255
Investment in Subsidiaries ..........................              --                 --             (193,142)              --
Deferred offering costs, net ........................             2,941                300               --               19,490
Other assets, net ...................................             3,827               --                 --               27,895
                                                            -----------        -----------        -----------        -----------
                                                            $   150,515        $    81,855        $  (235,547)       $ 1,226,514
                                                            ===========        ===========        ===========        ===========
Accounts payable ....................................       $       448        $      --          $      --          $    19,272
Construction payable ................................              --                2,915               --                6,239
Construction payable-contested ......................              --                 --                 --                7,232
Intercompany payables ...............................            22,576               --              (42,405)              --
Accrued interest payable ............................             1,070                 13               --               11,857
Other accrued liabilities ...........................             1,189                 61               --               61,174
Current maturities of long term debt ................              --                  792               --               89,786
                                                            -----------        -----------        -----------        -----------
  Total current liabilities .........................            25,283              3,781            (42,405)           195,560

Other long-term liabilities .........................              --                 --                 --                6,751
Long-term debt ......................................           140,000               --                 --              837,924
                                                            -----------        -----------        -----------        -----------
                                                                165,283              3,781            (42,405)         1,040,235

Redeemable Preferred Interest in Venetian ...........              --                 --                 --              178,092
                                                            -----------        -----------        -----------        -----------
Stockholder's equity ................................           (14,768)            78,074           (193,142)             8,187
                                                            -----------        -----------        -----------        -----------
                                                            $   150,515        $    81,855        $  (235,547)       $ 1,226,514
                                                            ===========        ===========        ===========        ===========

----------------

(1) The assets and liabilities of Mall Construction, a guarantor, were transferred to the Mall Subsidiary, a non-guarantor subsidiary, upon substantial completion of the Casino Resort on November 12, 1999,and subsequently transferred to the New Mall
Subsidiary on December 20, 1999. As a result, Mall Construction had no assets or liabilities as of June 30, 2001.
(2) Land with a historical cost basis of $29,169 was transferred from Venetian, a co-obligor of the Notes, to the Phase II
Subsidiary, a non-guarantor subsidiary, in October 1998 and land with a value of $11.8 million was indirectly contributed by the
Sole Stockholder during December 1999.


                                                        LAS VEGAS SANDS, INC.
                                              Notes to Financial Statements (Continued)

                                         Note 7 Summarized Financial Information (Continued)

                                                      CONDENSED BALANCE SHEETS
                                                          December 31, 2000



                                                                                                       GUARANTOR SUBSIDIARIES
                                                                                                     --------------------------
                                                                                                     Lido          Mall
                                                                                  Venetian           Intermediate  Intermediate
                                                               Las Vegas          Casino Resort      Holding       Holding
                                                               Sands, Inc.        LLC                Company LLC   Company LLC
                                                               ------------       -------------      -----------   ------------
Cash and cash equivalents ..........................           $  35,332          $   4,260          $      4      $       4
Restricted cash and investments ....................                --                1,471               --             --
Intercompany receivable ............................              42,917               --                 --             --
Accounts receivable, net ...........................              45,609             17,686               --             --
Inventories ........................................                --                3,868               --             --
Prepaid expenses ...................................                 458              2,897               --             --
                                                               ---------          ---------          --------      ---------
  Total current assets .............................             124,316             30,182                 4              4

Property and equipment, net ........................                --              840,960               --             --
Investment in Subsidiaries .........................             126,022             67,120               --             --
Deferred offering costs, net .......................                --               18,335               --             --
Other assets, net ..................................               4,928             22,120               --             --
                                                               ---------          ---------          --------      ---------
                                                               $ 255,266          $ 978,717          $      4      $       4
                                                               =========          =========          ========      =========


Accounts payable ...................................           $   4,794          $  18,036          $    --       $     --
Construction payable ...............................                --                3,297               --             --
Construction payable-contested .....................                --                7,232               --             --
Intercompany payables ..............................                --               20,391               --             --
Accrued interest payable ...........................                --               11,498               --             --
Other accrued liabilities ..........................              27,939             47,380               --             --
Current maturities of long term debt ...............                --               50,119               --             --
                                                               ---------          ---------          --------      ---------
  Total current liabilities ........................              32,733            157,953               --             --

Other long-term liabilities ........................                --               10,494               --             --
Long-term debt .....................................                --              723,293               --             --
                                                               ---------          ---------          --------      ---------
                                                                  32,733            891,740               --             --

Redeemable Preferred Interest in Venetian ..........                --              168,012               --             --
                                                               ---------          ---------          --------      ---------
Stockholder's equity ...............................             222,533            (81,035)                4              4
                                                               ---------          ---------          --------      ---------
                                                               $ 255,266          $ 978,717          $      4      $       4
                                                               =========          =========          ========      =========


                                                        LAS VEGAS SANDS, INC.
                                              Notes to Financial Statements (Continued)

                                         Note 7 Summarized Financial Information (Continued)

                                                CONDENSED BALANCE SHEETS (Continued)
                                                          December 31, 2000





                                                                      NON-GUARANTOR SUBSIDIARIES
                                                                   --------------------------------
                                                                   Grand Canal      Other
                                                                   Shops Mall       Non-Guarantor    Consolidating/
                                                                   Subsidiary       Subsidiaries     Eliminating
                                                                   LLC (1)          (2)              Entries          Total
                                                                   ------------     -------------    ------------     ------------
Cash and cash equivalents ....................................     $     2,972      $         34      $     --        $    42,606
Restricted cash and investments ..............................           1,078              --              --              2,549
Intercompany receivable ......................................            --                --           (42,917)            --
Accounts receivable, net .....................................             973                60            --             64,328
Inventories ..................................................            --                --              --              3,868
Prepaid expenses .............................................             317              --              --              3,672
                                                                   -----------      ------------      ----------      -----------
  Total current assets .......................................           5,340                94         (42,917)         117,023

Property and equipment, net ..................................         140,185            80,948            --          1,062,093
Investment in Subsidiaries ...................................            --                --          (193,142)            --
Deferred offering costs, net .................................           3,979              --              --             22,314
Other assets, net ............................................           3,907              --              --             30,955
                                                                   -----------      ------------      ----------      -----------
                                                                   $   153,411      $     81,042      $ (236,059)     $ 1,232,385
                                                                   ===========      ============      ==========      ===========

Accounts payable .............................................     $     1,005      $       --        $     --        $    23,835
Construction payable .........................................            --               2,915            --              6,212
Construction payable-contested ...............................            --                --              --              7,232
Intercompany payables ........................................          22,526              --           (42,917)            --
Accrued interest payable .....................................           1,779              --              --             13,277
Other accrued liabilities ....................................           1,363                53            --             76,735
Current maturities of long term debt .........................            --                --              --             50,119
                                                                   -----------      ------------      ----------      -----------
  Total current liabilities ..................................          26,673             2,968         (42,917)         177,410

Other long-term liabilities ..................................            --                --              --             10,494
Long-term debt ...............................................         140,000              --              --            863,293
                                                                   -----------      ------------      ----------      -----------
                                                                       166,673             2,968         (42,917)       1,051,197

Redeemable Preferred Interest in Venetian ....................            --                --              --            168,012
                                                                   -----------      ------------      ----------      -----------
Stockholder's equity .........................................         (13,262)           78,074        (193,142)          13,176
                                                                   -----------      ------------      ----------      -----------
                                                                   $   153,411      $     81,042      $ (236,059)     $ 1,232,385
                                                                   ===========      ============      ==========      ===========

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




                                                        LAS VEGAS SANDS, INC.
                                              Notes to Financial Statements (Continued)

                                         Note 7 Summarized Financial Information (Continued)

                                                 CONDENSED STATEMENTS OF OPERATIONS
                                              For the three months ended June 30, 2001
                                                             (Unaudited)





                                                                                                       GUARANTOR SUBSIDIARIES
                                                                                                     --------------------------
                                                                                                     Lido            Mall
                                                                                    Venetian         Intermediate    Intermediate
                                                                    Las Vegas       Casino Resort    Holding         Holding
                                                                    Sands, Inc.     LLC              Company LLC     Company LLC
                                                                    ------------    -------------    -----------     ------------
Revenues:
Casino ......................................................       $  54,265       $    --          $    --         $    --
Room ........................................................            --            56,428             --              --
Food and beverage ...........................................            --            18,528             --              --
Retail and other ............................................             152          20,246             --              --
                                                                    ---------       ---------        ---------       ---------
Total revenue ...............................................          54,417          95,202             --              --
Less promotional allowance ..................................            --            (9,658)            --              --
                                                                    ---------       ---------        ---------       ---------
Net revenues ................................................          54,417          85,544             --              --
                                                                    ---------       ---------        ---------       ---------
Operating expenses:
Casino ......................................................          47,646            --               --              --
Room ........................................................            --            13,685             --              --
Food and beverage ...........................................            --             8,941             --              --
Retail and other ............................................            --             4,891             --              --
Provision for doubtful accounts .............................           5,171            --               --              --
General and administrative ..................................             391          22,560             --              --
Corporate expense ...........................................           1,057           1,033             --              --
Rental expense ..............................................              86           1,398             --              --
Depreciation and amortization ...............................            --             9,144             --              --
                                                                    ---------       ---------        ---------       ---------
                                                                       54,351          61,652             --              --
                                                                    ---------       ---------        ---------       ---------
Operating income (loss) .....................................              66          23,892             --              --
                                                                    ---------       ---------        ---------       ---------
Other income (expense):
    Interest income .........................................             176             178             --              --
    Interest expense ........................................            --           (23,475)            --              --
                                                                    ---------       ---------        ---------       ---------
Net income (loss) ...........................................       $     242       $     595        $    --         $    --
                                                                    =========       =========        =========       =========



                                                        LAS VEGAS SANDS, INC.
                                              Notes to Financial Statements (Continued)


                                         Note 7 Summarized Financial Information (Continued)

                                           CONDENSED STATEMENTS OF OPERATIONS (Continued)
                                              For the three months ended June 30, 2001
                                                             (Unaudited)




                                                                      NON-GUARANTOR SUBSIDIARIES
                                                                    -------------------------------
                                                                    Grand Canal
                                                                    Shops Mall      Other            Consolidating/
                                                                    Subsidiary      Non-Guarantor    Eliminating
                                                                    LLC (1)         Subsidiaries     Entries         Total
                                                                    ------------    -------------    ------------    ------------
Revenues:
Casino ......................................................       $    --         $    --          $    --         $  54,265
Room ........................................................            --              --               --            56,428
Food and beverage ...........................................            --              --               --            18,528
Retail and other ............................................           8,792            --            (11,835)         17,355
                                                                    ---------       ---------        ---------       ---------
Total revenue ...............................................           8,792            --            (11,835)        146,576
Less promotional allowance ..................................            --              --               --            (9,658)
                                                                    ---------       ---------        ---------       ---------
Net revenues ................................................           8,792            --            (11,835)        136,918
                                                                    ---------       ---------        ---------       ---------
Operating expenses:
Casino ......................................................            --              --            (11,488)         36,158
Room ........................................................            --              --               --            13,685
Food and beverage ...........................................            --              --               --             8,941
Retail and other ............................................           3,198            --               (347)          7,742
Provision for doubtful accounts .............................            --              --               --             5,171
General and administrative ..................................             464            --               --            23,415
Corporate expense ...........................................            --              --               --             2,090
Rental expense ..............................................             538            --               --             2,022
Depreciation and amortization ...............................           1,161            --               --            10,305
                                                                    ---------       ---------        ---------       ---------
                                                                        5,361            --            (11,835)        109,529
                                                                    ---------       ---------        ---------       ---------
Operating income (loss) .....................................           3,431            --               --            27,389
                                                                    ---------       ---------        ---------       ---------
Other income (expense):
    Interest income .........................................              34            --               --               388
    Interest expense ........................................          (3,888)           --               --           (27,363)
                                                                    ---------       ---------        ---------       ---------
Net income (loss) ...........................................       $    (423)      $    --          $    --         $     414
                                                                    =========       =========        =========       =========

----------------
(1) The assets and liabilities of Mall Construction, a guarantor, were transferred to the Mall Subsidiary, a non-guarantor subsidiary, upon substantial completion of the Casino Resort on November 12, 1999, and subsequently transferred to the New Mall
Subsidiary on December 20, 1999. As a result, Mall Construction had no revenues or expenses as of June 30, 2001.



                                                        LAS VEGAS SANDS, INC.
                                              Notes to Financial Statements (Continued)

                                         Note 7 Summarized Financial Information (Continued)


                                                 CONDENSED STATEMENTS OF OPERATIONS
                                              For the three months ended June 30, 2000
                                                             (Unaudited)




                                                                                                          GUARANTOR SUBSIDIARIES
                                                                                                        --------------------------
                                                                                                        Lido          Mall
                                                                                    Venetian            Intermediate  Intermediate
                                                                 Las Vegas          Casino Resort       Holding       Holding
                                                                 Sands, Inc.        LLC                 Company LLC   Company LLC
                                                                 ------------       -------------       -----------   ------------
Revenues:
Casino ...............................................           $   73,798         $     --            $     --      $     --
Room .................................................                 --               48,531                --            --
Food and beverage ....................................                 --               16,818                --            --
Retail and other .....................................                  278             19,741                --            --
                                                                 ----------         ----------          ----------    ----------
Total revenue ........................................               74,076             85,090                --            --
Less promotional allowance ...........................                 --              (11,693)               --            --
                                                                 ----------         ----------          ----------    ----------
Net revenues .........................................               74,076             73,397                --            --
                                                                 ----------         ----------          ----------    ----------
Operating expenses:
Casino ...............................................               52,418               --                  --            --
Room .................................................                 --               12,046                --            --
Food and beverage ....................................                 --                8,234                --            --
Retail and other .....................................                 --                4,594                --            --
Provision for doubtful accounts ......................                4,658                200                --            --
General and administrative ...........................                  947             21,870                --            --
Corporate expense ....................................                  695                781                --            --
Rental expense .......................................                1,015              1,472                --            --
Depreciation and amortization ........................                 --                9,799                --            --
                                                                 ----------         ----------          ----------    ----------
                                                                     59,733             58,996                --            --
                                                                 ----------         ----------          ----------    ----------
Operating income .....................................               14,343             14,401                --            --
                                                                 ----------         ----------          ----------    ----------
Other income (expense):
    Interest income ..................................                  195                169                --            --
    Interest expense .................................                 --              (25,448)               --            --
                                                                 ----------         ----------          ----------    ----------
Net income (loss) before extraordinary item ..........               14,538            (10,878)               --            --
    Loss on early retirement of debt .................                 --               (2,785)               --            --
                                                                 ----------         ----------          ----------    ----------
Net income (loss) ....................................           $   14,538         $  (13,663)         $     --      $     --
                                                                 ==========         ==========          ==========    ==========


                                                        LAS VEGAS SANDS, INC.
                                              Notes to Financial Statements (Continued)

                                         Note 7 Summarized Financial Information (Continued)


                                           CONDENSED STATEMENTS OF OPERATIONS (Continued)
                                              For the three months ended June 30, 2000
                                                             (Unaudited)



                                                                 NON-GUARANTOR SUBSIDIARIES
                                                               -------------------------------
                                                               Grand Canal
                                                               Shops Mall        Other            Consolidating/
                                                               Subsidiary        Non-Guarantor    Eliminating
                                                               LLC (1)           Subsidiaries     Entries             Total
                                                               ------------      -------------    ------------        -----------
Revenues:
Casino ................................................        $     --          $     --          $     --          $   73,798
Room ..................................................              --                --                --              48,531
Food and beverage .....................................              --                --                --              16,818
Retail and other ......................................             7,043              --             (11,270)           15,792
                                                               ----------        ----------        ----------        ----------
Total revenue .........................................             7,043              --             (11,270)          154,939
Less promotional allowance ............................              --                --                --             (11,693)
                                                               ----------        ----------        ----------        ----------

Net revenues ..........................................             7,043              --             (11,270)          143,246
                                                               ----------        ----------        ----------        ----------

Operating expenses:
Casino ................................................              --                --             (11,159)           41,259
Room ..................................................              --                --                --              12,046
Food and beverage .....................................              --                --                --               8,234
Retail and other ......................................             2,458              --                (111)            6,941
Provision for doubtful accounts .......................               200              --                --               5,058
General and administrative ............................               384              --                --              23,201
Corporate expense .....................................              --                --                --               1,476
Rental expense ........................................               549              --                --               3,036
Depreciation and amortization .........................             1,145              --                --              10,944
                                                               ----------        ----------        ----------        ----------
                                                                    4,736              --             (11,270)          112,195
                                                               ----------        ----------        ----------        ----------
Operating income ......................................             2,307              --                --              31,051
                                                               ----------        ----------        ----------        ----------
Other income (expense):
    Interest income ...................................                13              --                --                 377
    Interest expense ..................................            (4,345)             --                --             (29,793)
                                                               ----------        ----------        ----------        ----------
Net income (loss) before extraordinary item ...........            (2,025)             --                --               1,635
    Loss on early retirement of debt ..................              --                --                --              (2,785)
                                                               ----------        ----------        ----------        ----------
Net income (loss) .....................................        $   (2,025)       $     --          $     --          $   (1,150)
                                                               ==========        ==========        ==========        ==========

----------------
(1) The assets and liabilities of Mall Construction, a guarantor, were transferred to the Mall Subsidiary, a non-guarantor subsidiary, upon substantial completion of the Casino Resort on November 12, 1999,and subsequently transferred to the New Mall
Subsidiary on December 20, 1999. As a result, Mall Construction had no revenues or expenses as of June 30, 2000.




                                                        LAS VEGAS SANDS, INC.
                                              Notes to Financial Statements (Continued)


                                         Note 7 Summarized Financial Information (Continued)

                                                 CONDENSED STATEMENTS OF OPERATIONS
                                               For the six months ended June 30, 2001
                                                             (Unaudited)



                                                                                                        GUARANTOR SUBSIDIARIES
                                                                                                     ---------------------------
                                                                                                     Lido           Mall
                                                                               Venetian              Intermediate   Intermediate
                                                          Las Vegas            Casino Resort         Holding        Holding
                                                          Sands, Inc.          LLC                   Company LLC    Company LLC
                                                          ------------         -------------         -----------    ------------
Revenues:
Casino .......................................            $  112,741           $     --              $     --       $     --
Room .........................................                  --                116,014                  --             --
Food and beverage ............................                  --                 37,357                  --             --
Retail and other .............................                   441               40,848                  --             --
                                                          ----------           ----------            ----------     ----------
Total revenue ................................               113,182              194,219                  --             --
Less promotional allowance ...................                  --                (21,944)                 --             --
                                                          ----------           ----------            ----------     ----------
Net revenues .................................               113,182              172,275                  --             --
                                                          ----------           ----------            ----------     ----------
Operating expenses:
Casino .......................................                99,003                 --                    --             --
Room .........................................                  --                 26,856                  --             --
Food and beverage ............................                  --                 17,248                  --             --
Retail and other .............................                  --                  9,624                  --             --
Provision for doubtful accounts ..............                 8,889                 --                    --             --
General and administrative ...................                 1,372               43,220                  --             --
Corporate expense ............................                 2,082                1,896                  --             --
Rental expense ...............................                   279                2,850                  --             --
Depreciation and amortization ................                  --                 18,054                  --             --
                                                          ----------           ----------            ----------     ----------
                                                             111,625              119,748                  --             --
                                                          ----------           ----------            ----------     ----------
Operating income (loss) ......................                 1,557               52,527                  --             --
                                                          ----------           ----------            ----------     ----------
Other income (expense):
    Interest income ..........................                   387                  349                  --             --
    Interest expense .........................                  --                (48,221)                 --             --
                                                          ----------           ----------            ----------     ----------
Net income (loss) ............................            $    1,944           $    4,655            $     --       $     --
                                                          ==========           ==========            ==========     ==========



                                                       LAS VEGAS SANDS, INC.
                                              Notes to Financial Statements (Continued)


                                         Note 7 Summarized Financial Information (Continued)

                                           CONDENSED STATEMENTS OF OPERATIONS (Continued)
                                               For the six months ended June 30, 2001
                                                             (Unaudited)



                                                             NON-GUARANTOR SUBSIDIARIES
                                                           ---------------------------------
                                                             Grand Canal
                                                           Shops Mall          Other               Consolidating/
                                                           Subsidiary          Non-Guarantor       Eliminating
                                                           LLC (1)             Subsidiaries        Entries             Total
                                                           ------------       -------------        ------------        -----------
Revenues:
Casino ..........................................          $     --            $     --            $     --            $  112,741
Room ............................................                --                  --                  --               116,014
Food and beverage ...............................                --                  --                  --                37,357
Retail and other ................................              16,826                --               (23,385)             34,730
                                                           ----------          ----------          ----------          ----------
Total revenue ...................................              16,826                --               (23,385)            300,842
Less promotional allowance ......................                --                  --                  --               (21,944)
                                                           ----------          ----------          ----------          ----------
Net revenues ....................................              16,826                --               (23,385)            278,898
                                                           ----------          ----------          ----------          ----------
Operating expenses:
Casino ..........................................                --                  --               (22,847)             76,156
Room ............................................                --                  --                  --                26,856
Food and beverage ...............................                --                  --                  --                17,248
Retail and other ................................               5,945                --                  (538)             15,031
Provision for doubtful accounts .................                --                  --                  --                 8,889
General and administrative ......................                 834                --                  --                45,426
Corporate expense ...............................                --                  --                  --                 3,978
Rental expense ..................................               1,084                --                  --                 4,213
Depreciation and amortization ...................               2,457                --                  --                20,511
                                                           ----------          ----------          ----------          ----------
                                                               10,320                --               (23,385)            218,308
                                                           ----------          ----------          ----------          ----------
Operating income (loss) .........................               6,506                --                  --                60,590
                                                           ----------          ----------          ----------          ----------
Other income (expense):
    Interest income .............................                  70                --                  --                   806
    Interest expense ............................              (8,082)               --                  --               (56,303)
                                                           ----------          ----------          ----------          ----------
Net income (loss) ...............................          $   (1,506)         $     --            $     --            $    5,093
                                                           ==========          ==========          ==========          ==========

----------------
(1) The assets and liabilities of Mall Construction, a guarantor, were transferred to the Mall Subsidiary, a non-guarantor subsidiary, upon substantial completion of the Casino Resort on November 12, 1999, and subsequently transferred to the New Mall
Subsidiary on December 20, 1999. As a result, Mall Construction had no revenues or expenses as of June 30, 2001.



                                                        LAS VEGAS SANDS, INC.
                                              Notes to Financial Statements (Continued)


                                         Note 7 Summarized Financial Information (Continued)

                                                 CONDENSED STATEMENTS OF OPERATIONS
                                               For the six months ended June 30, 2000
                                                             (Unaudited)


                                                                                                       GUARANTOR SUBSIDIARIES
                                                                                                    -----------------------------
                                                                                                    Lido             Mall
                                                                                  Venetian          Intermediate     Intermediate
                                                                 Las Vegas        Casino Resort     Holding          Holding
                                                                 Sands, Inc.      LLC               Company LLC      Company LLC
                                                                 ------------     -------------     -----------      ------------
Revenues:
Casino ..................................................        $  157,634       $     --          $     --         $     --
Room ....................................................              --             95,511              --               --
Food and beverage .......................................              --             35,599              --               --
Retail and other ........................................               610           38,997              --               --
                                                                 ----------       ----------        ----------       ----------
Total revenue ...........................................           158,244          170,107              --               --
Less promotional allowance ..............................              --            (22,626)             --               --
                                                                 ----------       ----------        ----------       ----------
Net revenues ............................................           158,244          147,481              --               --
                                                                 ----------       ----------        ----------       ----------
Operating expenses:
Casino ..................................................           102,952             --                --               --
Room ....................................................              --             23,343              --               --
Food and beverage .......................................              --             17,902              --               --
Retail and other ........................................              --              8,741              --               --
Provision for doubtful accounts .........................            10,340              600              --               --
General and administrative ..............................             1,762           42,418              --                  1
Corporate expense .......................................             1,143            1,701              --               --
Rental expense ..........................................             1,814            2,966              --               --
Depreciation and amortization ...........................              --             18,512              --               --
                                                                 ----------       ----------        ----------       ----------
                                                                    118,011          116,183              --                  1
                                                                 ----------       ----------        ----------       ----------
Operating income (loss) .................................            40,233           31,298              --                 (1)
                                                                 ----------       ----------        ----------       ----------
Other income (expense):
    Interest income .....................................               279              525              --               --
    Interest expense ....................................              --            (50,619)             --               --
                                                                 ----------       ----------        ----------       ----------
Net income (loss) before extraordinary item .............            40,512          (18,796)             --                 (1)
    Loss on early retirement of debt ....................              --             (2,785)             --               --
                                                                 ----------       ----------        ----------       ----------
Net income (loss) .......................................        $   40,512       $  (21,581)       $     --         $       (1)
                                                                 ==========       ==========        ==========       ----------


                                                        LAS VEGAS SANDS, INC.
                                              Notes to Financial Statements (Continued)


                                         Note 7 Summarized Financial Information (Continued)

                                           CONDENSED STATEMENTS OF OPERATIONS (Continued)
                                               For the six months ended June 30, 2000
                                                             (Unaudited)





                                                                      NON-GUARANTOR SUBSIDIARIES
                                                                    -----------------------------
                                                                    Grand Canal
                                                                    Shops Mall      Other           Consolidating/
                                                                    Subsidiary      Non-Guarantor   Eliminating
                                                                    LLC (1)         Subsidiaries    Entries         Total
                                                                    ------------    -------------   ------------    -----------
Revenues:
Casino .......................................................      $     --        $     --        $     --        $  157,634
Room .........................................................            --              --              --            95,511
Food and beverage ............................................            --              --              --            35,599
Retail and other .............................................          14,107            --           (22,529)         31,185
                                                                    ----------      ----------      ----------      ----------
Total revenue ................................................          14,107            --           (22,529)        319,929
Less promotional allowance ...................................            --              --              --           (22,626)
                                                                    ----------      ----------      ----------      ----------
Net revenues .................................................          14,107            --           (22,529)        297,303
                                                                    ----------      ----------      ----------      ----------
Operating expenses:
Casino .......................................................            --              --           (22,318)         80,634
Room .........................................................            --              --              --            23,343
Food and beverage ............................................            --              --              --            17,902
Retail and other .............................................           4,649            --              (211)         13,179
Provision for doubtful accounts ..............................             400            --              --            11,340
General and administrative ...................................             576            --              --            44,757
Corporate expense ............................................            --              --              --             2,844
Rental expense ...............................................           1,106            --              --             5,886
Depreciation and amortization ................................           2,277            --              --            20,789
                                                                    ----------      ----------      ----------      ----------
                                                                         9,008            --           (22,529)        220,674
                                                                    ----------      ----------      ----------      ----------
Operating income (loss) ......................................           5,099            --              --            76,629
                                                                    ----------      ----------      ----------      ----------
Other income (expense):
    Interest income ..........................................              36            --              --               840
    Interest expense .........................................          (8,585)           --              --           (59,204)
                                                                    ----------      ----------      ----------      ----------
Net income (loss) before extraordinary item ..................          (3,450)           --              --            18,265
    Loss on early retirement of debt .........................            --              --              --            (2,785)
                                                                    ----------      ----------      ----------      ----------
Net income (loss) ............................................      $   (3,450)     $     --        $     --        $   15,480
                                                                    ==========      ==========      ==========      ==========

----------------
(1) The assets and liabilities of Mall Construction, a guarantor, were transferred to the Mall Subsidiary, a non-guarantor subsidiary, upon substantial completion of the Casino Resort on November 12, 1999,and subsequently transferred to the New Mall
Subsidiary on December 20, 1999. As a result, Mall Construction had no revenues or expenses as of June 30, 2000.



                                                        LAS VEGAS SANDS, INC.
                                              Notes to Financial Statements (Continued)


                                         Note 7 Summarized Financial Information (Continued)

                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                               For the six months ended June 30, 2001
                                                             (Unaudited)

                                                                                                       GUARANTOR SUBSIDIARIES
                                                                                                    -----------------------------
                                                                                                    Lido             Mall
                                                                                  Venetian          Intermediate     Intermediate
                                                                 Las Vegas        Casino Resort     Holding          Holding
                                                                 Sands, Inc.      LLC               Company LLC      Company LLC
                                                                 ------------     -------------     -----------      ------------
Net cash provided by (used in) operating  activities .........   $   (8,065)      $   14,740        $     --         $     --
                                                                 ----------       ----------        ----------       ----------
Cash flows from investing activities:
  Increase (decrease) in restricted cash .....................         --                (26)             --               --
  Capital expenditures .......................................         --            (20,924)             --               --
                                                                 ----------       ----------        ----------       ----------

Net cash used in investing activities ........................         --            (20,950)             --               --
                                                                 ----------       ----------        ----------       ----------
Cash flows from financing activities:
  Repayments on bank credit facility-tranche A term loan .....         --             (5,625)             --               --
  Repayments on bank credit facility-tranche B term loan .....         --               (250)             --               --
  Proceeds from bank credit facility-tranche C term loan .....         --              5,750              --               --
  Proceeds from bank credit facility-revolver ................         --             22,000              --               --
  Repayments on FF&E credit facility .........................         --            (10,747)             --               --
  Proceeds from Phase II Subsidiary unsecured bank loan ......         --               --                --               --
  Payments of deferred offering costs ........................         --               (520)             --               --
  Net increase (decrease) in intercompany accounts ...........          512             (562)             --               --
                                                                 ----------       ----------        ----------       ----------

Net cash provided by financing activities ....................          512           10,046              --               --
                                                                 ----------       ----------        ----------       ----------

Increase (decrease) in cash and cash equivalents .............       (7,553)           3,836              --               --
Cash and cash equivalents at beginning of period .............       35,332            4,260                 4                4
                                                                 ----------       ----------        ----------       ----------

Cash and cash equivalents at end of period ...................   $   27,779       $    8,096        $        4       $        4
                                                                 ==========       ==========        ==========       ==========



                                                        LAS VEGAS SANDS, INC.
                                              Notes to Financial Statements (Continued)


                                         Note 7 Summarized Financial Information (Continued)

                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                               For the six months ended June 30, 2001
                                                             (Unaudited)



                                                                        NON-GUARANTOR SUBSIDIARIES
                                                                      -----------------------------
                                                                      Grand Canal
                                                                      Shops Mall      Other           Consolidating/
                                                                      Subsidiary      Non-Guarantor   Eliminating
                                                                      LLC (1)         Subsidiaries    Entries         Total
                                                                      ------------    -------------   ------------    -----------
Net cash provided by (used in) operating  activities ..........       $   1,098       $      (9)      $    --         $   7,764
                                                                      ---------       ---------       ---------       ---------
Cash flows from investing activities:
  Increase (decrease) in restricted cash ......................             (26)           --              --               (52)
  Capital expenditures ........................................            (294)           (428)           --           (21,646)
                                                                      ---------       ---------       ---------       ---------

Net cash used in investing activities .........................            (320)           (428)           --           (21,698)
                                                                      ---------       ---------       ---------       ---------

Cash flows from financing activities:
  Repayments on bank credit facility-tranche A term loan ......            --              --              --            (5,625)
  Repayments on bank credit facility-tranche B term loan ......            --              --              --              (250)
  Proceeds from bank credit facility-tranche C term loan ......            --              --              --             5,750
  Proceeds from bank credit facility-revolver .................            --              --              --            22,000
  Repayments on FF&E credit facility ..........................            --              --              --           (10,747)
  Proceeds from Phase II Subsidiary unsecured bank loan .......            --               792            --               792
  Payments of deferred offering costs .........................            --              (300)           --              (820)
  Net increase (decrease) in intercompany accounts ............              50            --              --              --
                                                                      ---------       ---------       ---------       ---------
Net cash provided by financing activities .....................              50             492            --            11,100
                                                                      ---------       ---------       ---------       ---------
Increase (decrease) in cash and cash equivalents ..............             828              55            --            (2,834)
Cash and cash equivalents at beginning of period ..............           2,972              34            --            42,606
                                                                      ---------       ---------       ---------       ---------
Cash and cash equivalents at end of period ....................       $   3,800       $      89       $    --         $  39,772
                                                                      =========       =========       =========       =========

----------------
(1) The assets and liabilities of Mall Construction, a guarantor, were transferred to the Mall Subsidiary, a non-guarantor subsidiary, upon substantial completion of the Casino Resort on November 12, 1999,and subsequently transferred to the New Mall
Subsidiary on December 20, 1999. As a result, Mall Construction had no cash flows as of June 30, 2001.



                                                       LAS VEGAS SANDS, INC.
                                              Notes to Financial Statements (Continued)


                                         Note 7 Summarized Financial Information (Continued)


                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                               For the six months ended June 30, 2000
                                                             (Unaudited)




                                                                                                         GUARANTOR SUBSIDIARIES
                                                                                                     ----------------------------
                                                                                                     Lido           Mall
                                                                                     Venetian        Intermediate   Intermediate
                                                                     Las Vegas       Casino Resort   Holding        Holding
                                                                     Sands, Inc.     LLC             Company LLC    Company LLC
                                                                     ------------    -------------   -----------    ------------
Net cash provided by  (used in) operating activities .........       $  25,663       $   2,288       $    --        $      (1)
                                                                     ---------       ---------       ---------      ---------
Cash flows from investing activities:
  Proceeds from sale of investments ..........................            --             7,662            --             --
  Capital expenditures .......................................            --            (6,264)           --             --
  Construction of Casino Resort ..............................            --           (11,358)           --             --
                                                                     ---------       ---------       ---------      ---------
Net cash provided by (used in) investing activities ..........            --            (9,960)           --             --
                                                                     ---------       ---------       ---------      ---------
Cash flows from financing activities:
  Repayments on bank credit facility-tranche A term loan .....            --           (35,625)           --             --
  Proceeds from bank credit facility-tranche B term loan .....            --            50,000            --             --
  Repayments on bank credit facility-revolver ................            --           (28,059)           --             --
  Proceeds from bank credit facility-revolver ................            --            11,000            --             --
  Repayments on FF&E credit facility .........................            --            (5,862)           --             --
  Payments of deferred offering costs ........................            --            (2,279)           --             --
  Net increase (decrease) in intercompany accounts ...........         (22,959)         23,194            --             --
                                                                     ---------       ---------       ---------      ---------
Net cash provided by (used in) financing activities ..........         (22,959)         12,369            --             --
                                                                     ---------       ---------       ---------      ---------
Increase (decrease) in cash and cash equivalents .............           2,704           4,697            --               (1)
Cash and cash equivalents at beginning of period .............          23,961           2,237               4              5
                                                                     ---------       ---------       ---------      ---------
Cash and cash equivalents at end of period ...................       $  26,665       $   6,934       $       4      $       4
                                                                     =========       =========       =========      =========



                                                       LAS VEGAS SANDS, INC.
                                              Notes to Financial Statements (Continued)

                                         Note 7 Summarized Financial Information (Continued)


                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                               For the six months ended June 30, 2000
                                                             (Unaudited)





                                                                         NON-GUARANTOR SUBSIDIARIES
                                                                       -----------------------------
                                                                       Grand Canal
                                                                       Shops Mall      Other           Consolidating/
                                                                       Subsidiary      Non-Guarantor   Eliminating
                                                                       LLC (1)         Subsidiaries    Entries         Total
                                                                       ------------    -------------   ------------    -----------
Net cash provided by (used in) operating activities .............      $   2,705       $      37       $    --         $  30,692
                                                                       ---------       ---------       ---------       ---------

Cash flows from investing activities:
  Proceeds from sale of investments .............................          1,148            --              --             8,810
  Capital expenditures ..........................................           (343)           --              --            (6,607)
  Construction of Casino Resort .................................             --             (66)           --           (11,424)
                                                                       ---------       ---------       ---------       ---------
Net cash provided by (used in) investing activities .............            805             (66)           --            (9,221)
                                                                       ---------       ---------       ---------       ---------

Cash flows from financing activities:
  Repayments on bank credit facility-tranche A term loan ........           --              --              --           (35,625)
  Proceeds from bank credit facility-tranche B term loan ........           --              --              --            50,000
  Repayments on bank credit facility-revolver ...................           --              --              --           (28,059)
  Proceeds from bank credit facility-revolver ...................           --              --              --            11,000
  Repayments on FF&E credit facility ............................           --              --              --            (5,862)
  Payments of deferred offering costs ...........................            (81)           --              --            (2,360)
  Net increase (decrease) in intercompany accounts ..............           (256)             21            --              --
                                                                       ---------       ---------       ---------       ---------
Net cash provided by (used in) financing activities .............           (337)             21            --           (10,906)
                                                                       ---------       ---------       ---------       ---------
Increase (decrease) in cash and cash equivalents ................          3,173              (8)           --            10,565
Cash and cash equivalents at beginning of period ................           --                45            --            26,252
                                                                       ---------       ---------       ---------       ---------

Cash and cash equivalents at end of period ......................      $   3,173       $      37       $    --         $  36,817
                                                                       =========       =========       =========       =========

----------------
(1) The assets and liabilities of Mall Construction, a guarantor, were transferred to the Mall Subsidiary, a non-guarantor subsidiary, upon substantial completion of the Casino Resort on November 12, 1999,and subsequently transferred to the New Mall
Subsidiary on December 20, 1999. As a result, Mall Construction had no cash flows as of June 30, 2000.

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

         The Company expects to open additional attractions at the Casino Resort in 2001, including the Guggenheim Las Vegas Museum and the Guggenheim Hermitage Museum. Over the next two months, the Company also expects to finalize its financing plans to develop and construct (1) an approximately 1,000-room hotel tower on top of the Casino Resort's existing parking garage and an approximately 1,000-parking space expansion to the parking garage (collectively, the "Phase IA Addition") and (2) approximately 150,000 square feet of additional convention center space (the "Additional Conference Center Space") on the 14-acre site located adjacent to the Casino Resort (the "Phase II Land"). The new hotel tower would be built, owned and operated by Venetian and its subsidiaries. The Additional Conference Center Space would be built and owned by an indirect, wholly-owned subsidiary of the Company which is the owner of the Phase II Land (the "Phase II Subsidiary") and would be leased to Venetian upon completion of the additional convention center space.

Operating Results
-----------------

         Second Quarter Ended June 30, 2001 compared to Second Quarter Ended June 30, 2000.

         Operating Revenues
         ------------------

         Consolidated net revenues for the second quarter of 2001 were $136.9 million, representing a decrease of $6.3 million when compared with $143.2 million of consolidated net revenues during the second quarter of 2000. The decrease in net revenues was due to a decline of casino revenue at the Casino Resort.

         The Casino Resort's casino revenues were $54.3 million in the second quarter of 2001, a decrease of $19.5 million when compared to $73.8 million during the second quarter of 2000. The decrease was attributable to an unusually low table games win percentage. The table games historical win percentage is reasonably predictable over time, but may vary considerably during shorter periods. Table games drop (volume) decreased to $259.8 million in the second quarter of 2001 from $270.4 million during the second quarter of 2000. Slot handle (volume) in the second quarter of 2001 increased to $445.3 million from $439.2 million reported during the second quarter of 2000.

         The Casino Resort's room rates and occupancy levels increased in the second quarter of 2001 as compared to the second quarter of 2000. The Casino Resort achieved room revenues during the second quarter of 2001 of $56.4 million, compared to $48.5 million during the second quarter of 2000. The Casino Resort's average daily room rate increased to $213 in the second quarter of 2001 compared to $183 during the second quarter of 2000. The increase in room rates occurred in all major segments of the Casino Resort's hotel rooms business, including the mid-week, group and convention business, and the weekend retail business. The occupancy of available guestrooms was 96.5% during the second quarter of 2001 compared to 96.3% during the second quarter of 2000.

         Food and beverage, retail and other revenues were $27.5 million during the second quarter of 2001 compared to $25.7 million during the second quarter of 2000. The increase was attributable to higher room occupancy and banquet sales associated with the Casino Resort's group room business.

         The Mall generated rental and related revenues of $8.4 million during the second quarter of 2001 compared to $6.9 million during the second quarter of 2000. The increase was attributable to additional tenants and increased proceeds from rents calculated on tenant gross revenues.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         Operating Expenses
         ------------------

         Consolidated operating expenses were $109.5 million in the second quarter of 2001, compared to $112.2 million during the second quarter of 2000. The decrease in operating expenses was primarily attributable to lower customer complementary travel and related expenses and gross gaming taxes associated with lower casino revenue. Corporate expenses totaled $2.1 million during the second quarter of 2001, as compared to $1.5 million during the second quarter of 2000.

         Rental expenses primarily related to the Casino Resort's heating, ventilation and air conditioning plant for the second quarter of 2001 were $2.0 million, including $1.5 million for the Casino Resort and $0.5 million for the Mall. Rental expenses were $3.0 million in the second quarter of 2000. The decline in rental expense was partially attributable to reduced usage of rented or participation gaming devices during 2001.

         The Mall incurred operating expenses of $5.4 million during the second quarter of 2001 compared to $4.7 million during the second quarter of 2000. The increase in Mall operating expenses was attributable to increases in advertising, property taxes and utility cost during the second quarter of 2001.

         Interest Income (Expense)
         -------------------------

         Net interest expense was $27.4 million in the second quarter of 2001, compared to $29.8 million in the same period of 2000. Of the $27.4 million incurred during the second quarter of 2001, $23.5 million was related to the Casino Resort (excluding the Mall) and $3.9 million was related to the Mall. The decrease in interest expense was attributable to decreases in interest rates on the Company's variable rate debt during the second quarter of 2001 and scheduled repayment of debt.

         Interest income for the quarter ended June 30, 2001 was $0.4 million and was also $0.4 million in the same period in 2000.

         Six Months Ended June 30, 2001 compared to Six Months Ended June 30, 2000.

         Operating Revenues
         ------------------

         Consolidated net revenues for the six months ended June 30, 2001 were $278.9 million, representing a decrease of $18.4 million when compared with $297.3 million of consolidated net revenues during the six months ended June 30, 2000. The decrease in net revenues was due to a decline of casino revenue at the Casino Resort.

         The Casino Resort's casino revenues were $112.7 million for the six months ended June 30, 2001, a decrease of $44.9 million when compared to $157.6 million during the six months ended June 30, 2000. The decrease was attributable to an unusually low table games win percentage. Table games drop (volume) increased to $568.3 million for the six months ended June 30, 2001 from $565.0 million during the six months ended June 30, 2000. Slot revenue for the six months ended June 30, 2001 increased to $48.4 million from $45.6 million reported during the six months ended June 30, 2000, or an increase of 6.1%. The increase resulted from an increase in slot handle (volume) to $932.3 million for the six months ended June 30, 2001 compared to $915.3 million during the six months ended June 30, 2000, and an increase in slot win percentage.

         The Casino Resort's room rates and occupancy levels continued to increase during the six months ended June 30, 2001. The Casino Resort achieved room revenues during the six months ended June 30, 2001 of $116.0 million, compared to $95.5 million during the six months ended June 30, 2000. The Casino Resort's average daily room rate increased to $216 for the six months ended June 30, 2001 compared to $182 during the six months ended June 30, 2000. The increase in room rates occurred in all major segments of the Casino Resort's hotel rooms business, including the mid-week, group and convention business, and the weekend retail business. The occupancy of available guestrooms was 98.1% during the six months ended June 30, 2001 compared to 95.2% during the six months ended June 30, 2000.

         Food and beverage, retail and other revenues were $55.8 million during the six months ended June 30, 2001 compared to $52.9 million during the six months ended June 30, 2000. The increase was attributable to higher room occupancy and banquet sales associated with the Casino Resort group room business.

         The Mall generated rental and related revenues of $16.3 million during the six months ended June 30, 2001 compared to $13.9 million during the six months ended June 30, 2000. The increase was attributable to additional tenants and increased proceeds from rents calculated on tenant gross revenues.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         Operating Expenses
         ------------------

         Consolidated operating expenses were $218.3 million for the six months ended June 30, 2001, compared with $220.7 million during the six months ended June 30, 2000. The decrease in operating expenses was primarily attributable to lower provision for bad debts and gross gaming taxes associated with lower casino revenue. Corporate expenses totaled $4.0 million during the six months ended June 30, 2001, as compared to $2.8 million during the six months ended June 30, 2000.

         Rental expenses primarily related to the Casino Resort's heating, ventilation and air conditioning plant for the six months ended June 30, 2001 were $4.2 million, including $3.1 million for the Casino Resort and $1.1 million for the Mall. Rental expenses were $5.9 million for the six months ended June 30, 2000. The decline in rental expense was primarily attributable to reduced usage of rented or participation gaming devices during 2001.

         The Mall incurred operating expenses of $10.3 million during the six months ended June 30, 2001 compared to $9.0 million during the six months ended June 30, 2000. The increase in Mall operating expenses was attributable to increases in advertising, property taxes and utility cost during the six months ended June 30, 2001.

         Interest Income (Expense)
         -------------------------

         Net interest expense was $56.3 million for the six months ended June 30, 2001, compared to $59.2 million in the same period of 2000. Of the $56.3 million incurred during the six months ended June 30, 2001, $48.2 million was related to the Casino Resort (excluding the Mall) and $8.1 million was related to the Mall. The decrease in interest expense was attributable to decreases in interest rates on the Company's variable rate debt during the six months ended June 30, 2001 and scheduled repayment of debt.

         Interest income for the six months ended June 30, 2001 was $0.8 million and was also $0.8 million in the same period in 2000.

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

Liquidity and Capital Resources
-------------------------------

         Cash Flow
         ---------

         As of June 30, 2001 and December 31, 2000, the Company held cash and cash equivalents of $39.8 million and $42.6 million, respectively. Net cash provided by operating activities for the first six months of 2001 was $7.8 million, compared with $30.7 million for the same period in 2000. The Company's operating cash flow in the first six months of 2001 was negatively impacted by a $44.9 million decrease in casino revenue, as compared to the prior year's six month period. Net trade receivables were $64.9 million as of June 30, 2001 and $64.3 million as of December 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         Due to decreased casino revenues attributable to an unusually low table games win percentage, the Company would not have met its financial covenants in the second quarter of 2001. As a result, on June 29, 2001, the Company entered into a limited waiver, consent and second amendment to the Bank Credit Facility in order to, among other things, (1) obtain a waiver with respect to each of its minimum fixed charge ratio covenant, maximum leverage ratio covenant and minimum consolidated adjusted EBITDA covenant for the quarter ending June 30, 2001, (2) amend the maximum consolidated capital expenditures covenant and (3) obtain the Tranche C Term Loan, used to fund principal payments that were due on June 30, 2001 under the Bank Credit Facility. On the same date, the Company also entered into modifications and waivers similar to those made to the Bank Credit Facility to the FF&E Credit Facility, which has substantially identical financial covenants. As discussed below, the Company anticipates that it may need to obtain further amendments to the Bank Credit Facility and the FF&E Credit Facility in order to stay in compliance beginning in the quarter ending September 30, 2001 and for future periods.

         Capital Expenditures
         --------------------

         Capital expenditures paid from operating cash flow during the first six months of 2001 were $21.6 million, including the two Guggenheim Museum projects. Capital expenditures for the same period in 2000 were $6.6 million and $11.4 million for construction of the Casino Resort. The Company estimates total capital expenditures for the Phase IA Addition of approximately $200 million, including an expansion and proposed financing of the Company's heating, ventilating and air conditioning plant that supports the Casino Resort (excluding financing costs, capitalized interest and pre-opening expenses), and for the Additional Conference Center Space of approximately $35 million (excluding financing costs, capitalized interest and pre-opening expenses). The Company estimates that each project will be completed in the fall of 2002. The Casino Resort's other capital expenditures (excluding Phase IA Addition and Additional Conference Center Space) for the remainder of 2001 are expected to total approximately $32 million.

         The Company expects to fund the Phase IA Addition and the Additional Conference Center Space using (1) excess cash flows, including deferred amortization payments under the Bank Credit Facility and the FF&E Credit Facility, and the Revolver, (2) an $80 million senior secured revolving loan facility to be entered into by the Phase II Subsidiary (the "Phase II Subsidiary Credit Facility"), including a $30 million revolver which management expects would be used to construct the Additional Convention Center Space and the remaining funds, which would be used for a non-recourse loan to Venetian or a subsidiary of Venetian for construction of the Phase IA Addition, and (3) additional furniture, fixtures and equipment financings and heating, ventilating and air conditioning plant leases of approximately $95 million.

         The parties have proposed to defer all or a portion of the Company's scheduled amortization payments for approximately two years under the Bank Credit Facility, and for the next year under the FF&E Credit Facility and, under the Bank Credit Facility, to amend the commitment termination date of the Company's existing revolver to June 30, 2003 and to eliminate the "cash sweep" provision in such agreement in connection with excess cash flows of the Company. The Company has also tentatively agreed to an increase of the interest rates applicable to certain of its term loans and revolving loans under the Bank Credit Facility and to a similar increase under the FF&E Credit Facility during the period of deferred amortization payments. In order to permit the financing of the Phase IA Addition and the Additional Conference Center Space, the lenders under the Bank Credit Facility and the FF&E Credit Facility have also proposed to amend each of the Company's financial covenants.

         The Phase II Subsidiary Credit Facility is expected to be secured by all of the Phase II Land, the Phase II Subsidiary's interest as landlord under the convention center lease and the non-recourse loan to Venetian or a subsidiary of Venetian. The Phase II Subsidiary Credit Facility is expected to have a maturity date of June 30, 2003 and to bear interest at a margin over LIBOR or prime lending rates, at the Company's option.

         No definitive agreements relating to the Phase IA Addition or the Additional Conference Center Space, including the amendments to the Bank Credit Facility and the FF&E Credit Facility discussed above, have been entered into by the parties. The execution of any definitive agreements will be conditioned upon lender due diligence, market conditions and other customary conditions. No assurance can be given that any such definitive agreements for the construction of the Phase IA Addition or the Additional Convention Center Space will be entered into, that the terms will be those as set forth above or that such terms will be favorable to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         Litigation Contingencies, Debt Service Payments and Available Resources
         -----------------------------------------------------------------------

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

         During the first six months of 2001, the Company paid principal payments of $5.6 million on the Tranche A Term Loan and $250,000 on the Tranche B Term Loan, each from the proceeds of the Tranche C Term Loan, and $10.7 million on the FF&E Credit Facility. The Company currently has significant debt service payments due, including principal payments on the Bank Credit Facility and the FF&E Credit Facility, aggregating $33.5 million during the last six months of 2001 and $70.7 million during 2002. The proposed amendments to the Bank Credit Facility and the FF&E Credit Facility would reduce these amounts to $3.7 million during the last six months of 2001 and $20.9 million during 2002. Based on current LIBOR rates and the expected interest rates under the amendments to the Bank Credit Facility and the FF&E Credit Facility, the Company has estimated total interest payments (excluding noncash amortization of debt offering costs) of (1) approximately $43.0 million during the last six months of 2001, and $86.3 million during fiscal 2002 for indebtedness secured by the Casino Resort, (2) approximately $6.4 million during the last six months of 2001, and $12.8 million during fiscal 2002 for indebtedness secured by the Mall, and, (3) if the Phase II Subsidiary Credit Facility is successfully entered into, approximately $1.5 million during the last six months of 2001 and $5.1 million during fiscal 2002 for indebtedness under the Phase II Subsidiary Credit Facility.

         For the next twelve months, the Company expects to fund its operations, capital expenditures (including the Phase IA Addition and the Additional Conference Center Space) and debt service requirements from existing cash balances, operating cash flow, borrowings under the Revolver, deferral of principal amortization under the Bank Credit Facility and the FF&E Credit Facility, and borrowings under the Phase II Subsidiary Credit Facility. As of June 30, 2001, $22.0 million of the Company's $40.0 million Revolver availability was drawn (as of August 14, 2001, $14.0 million was drawn). The proposed amendments with the lenders under the Bank Credit Facility to fund the Phase IA Addition and the Additional Convention Center Space would extend the revolver availability date from September 15, 2001 to June 30, 2003.

         The Company's debt instruments contain certain restrictions that, among other things, limit the ability of the Company and/or certain subsidiaries to incur additional indebtedness, issue disqualified stock or equity interests, pay dividends or make other distributions, repurchase equity interests or certain indebtedness, create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell assets of the Company without prior approval of the lenders or noteholders. The financial covenants in the Bank Credit Facility and the FF&E Credit Facility involving EBITDA are applied on a rolling four-quarter basis, and the Company's compliance with financial covenants can be temporarily affected if the Company experiences an unusually low win percentage in a particular quarter, which is not offset in subsequent quarters or by other results of operations. As a result of these fluctuations, no assurance can be given that the Company will be in compliance with its financial covenants with or without the proposed amendments to the Bank Credit Facility and the FF&E Credit Facility described above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         If the Company is required to pay certain significant Contested Construction Costs, or if the Company is unable to meet its debt service requirements, the Company will seek, if necessary and to the extent permitted under the Indentures and the terms of the Bank Credit Facility and the FF&E Credit Facility or any other credit facility then outstanding, additional financing through bank borrowings or debt or equity financings. Also, there can be no assurance that new business developments or unforeseen events will not occur resulting in the need to raise additional funds. There also can be no assurance that additional or replacement financing, if needed, will be available to the Company, and, if available, that the financing will be on terms favorable to the Company, or that the Sole Stockholder or any of his affiliates will provide any such financing.

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

         Phase II Resort and Transfer of Phase II Land
         ---------------------------------------------

         If the Phase II Subsidiary determines to construct the Phase II Resort, the Phase II Subsidiary will be required to raise substantial debt and/or equity financings. Currently, there are no commitments to fund the construction costs of the Phase II Resort. The Phase II Land was transferred to the Phase II Subsidiary in 1998. On December 31, 1999, an additional 1.75 acres of land was contributed indirectly by the Sole Stockholder to the Phase II Subsidiary. The development of the Phase II Resort may require obtaining additional regulatory approvals. The Company has not yet set a date to begin construction of the Phase II Resort.

         The Phase II Subsidiary has outstanding project payables in the amount of $2.9 million to be funded from future equity contributions or borrowings by the Phase II Subsidiary. During the first quarter of 2001, the Phase II Subsidiary borrowed $792,000 under a bank line of credit, which is due and payable on July 15, 2002. The proceeds were used to fund payments of Phase II Subsidiary operating costs.

         Because the Phase II Subsidiary is not a guarantor of the Company's indebtedness, creditors of the Company (including the holders of the Notes) do not have a direct claim against the assets of the Phase II Subsidiary. As a result, the existing indebtedness of the Company (including the Notes) is effectively subordinated to indebtedness of the Phase II Subsidiary. The Phase II Subsidiary is not subject to any of the restrictive covenants of the debt instruments of the Company (including, without limitation, the covenants with

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

respect to the limitations on indebtedness and restrictions on the ability to pay dividends or to make distributions or loans to the Company and its subsidiaries). Any indebtedness to be incurred by the Phase II Subsidiary, including the Phase II Subsidiary Credit Facility, may include material restrictions on the ability of the Phase II Subsidiary to pay dividends or make distributions or loans to the Company and its subsidiaries.

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

Item 6. Exhibits and Reports on Form 8-K

(a)      List of Exhibits


Exhibit
No.                             Description of Document
=======                         =======================
3.1      Amended and  Restated  Articles of  Incorporation  of Las Vegas Sands,
         Inc.*

3.2      Certificate   of  Amendment  of  Amended  and  Restated   Articles  of
         Incorporation of Las Vegas Sands, Inc.*

3.3      Amended and Restated By-laws of Las Vegas Sands, Inc. *

3.4      Amended and Restated Limited  Liability  Company Agreement of Venetian
         Casino Resort, LLC *

4.1      Indenture,  dated as of  November  14,  1997,  by and  among Las Vegas
         Sands,  Inc.  and  Venetian  Casino  Resort,  LLC,  as  issuers,  Mall
         Intermediate Holding Company,  LLC, Lido Intermediate Holding Company,
         LLC and Grand Canal  Shops Mall  Construction,  LLC, as mortgage  note
         guarantors,   and  U.S.   Bank   Trust   .......National   Association
         (previously  known as First Trust National  Association),  as mortgage note trustee. *

10.1     Limited  Waiver,  Consent and Second  Amendment  to Credit  Agreement,
         dated as of June  29,  2001,  amending  Credit  Agreement  dated as of
         November  14, 1997,  by and among Las Vegas  Sands,  Inc. and Venetian
         Casino Resort, LLC, as borrowers, the lender parties thereto, the Bank of  Nova  Scotia  ("Scotiabank"),  as  administrative  agent  for  the
         lenders,   Scotiabank   and  Goldman  Sachs  Credit   Partners,   L.P.
         ("Goldman"),  as joint lead  arrangers,  and Goldman,  as  syndication agent.**

10.2     Limited Waiver,  Consent and Third Amendment to Term Loan and Security
         Agreement,  dated as of June 29,  2001,  by and among Las Vegas Sands,
         Inc. and Venetian Casino Resort,  LLC, as borrowers,  General Electric
         Capital Corporation, as administrative agent, and the lender parties thereto.**

----------
* Incorporated by reference from Registration Statement on Form S-4 of the Company and certain of its subsidiaries (File No. 333-42147).

**       Filed herewith.


(b)      Reports on Form 8-K
                      No report on Form 8-K was filed during the quarter ended June 30, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           LAS VEGAS SANDS, INC.



         August 14, 2001        By:      /s/ Sheldon G. Adelson
                                         ---------------------------
                                         Sheldon G. Adelson
                                         Chairman of the Board, Chief
                                         Executive Officer and Director


         August 14, 2001        By:      /s/ Harry D. Miltenberger
                                         --------------------------
                                         Harry D. Miltenberger
                                         Vice President-Finance
                                         (principal financial and accounting
                                         officer)