Form 10-Q
period 2001-09-30
LAS VEGAS SANDS INC
filed 2001-11-13
CIK 850994

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

                For the quarterly period ended September 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 13, 2001


             Class                           Outstanding at November 13, 2001
--------------------------------------     -----------------------------------
    Common Stock, $.10 par value                       925,000 shares

================================================================================

                              LAS VEGAS SANDS, INC.

                                Table of Contents

                                     Part I
                              FINANCIAL INFORMATION


Item 1.   Consolidated Balance Sheets At September 30, 2001
          (unaudited) and December 31, 2000 .................................1

          Consolidated Statements of Operations for the Three
          Months and Nine Months Ended September 30, 2001
          (unaudited) and September 30, 2000 (unaudited) ....................2

          Consolidated Statements of Cash Flows for the Nine
          Months Ended September 30, 2001 (unaudited) and
          September 30, 2000 (unaudited) ....................................3

          Notes to Consolidated Financial Statements.........................4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..............................27

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........34

                                     Part II
                                OTHER INFORMATION


Item 1.   Legal Proceedings.................................................35

Item 6.   Exhibits and Reports on Form 8-K..................................36

          Signatures........................................................37

                                              Part I
                                       Financial Information

Item 1. Financial Statements


                                       LAS VEGAS SANDS, INC.
                                    Consolidated Balance Sheets
                                 (In thousands, except share data)


                                                                 September 30,       December 31,
                                                                     2001               2000
                                                                 -------------       ------------
                                                                  Unaudited
ASSETS
Current assets:
    Cash and cash equivalents ...............................  $    55,489         $    42,606
    Restricted cash and investments .........................        2,631               2,549
    Accounts receivable, net ................................       54,355              64,328
    Inventories .............................................        4,413               3,868
    Prepaid expenses ........................................        5,264               3,672
                                                               -----------         -----------
Total current assets ........................................      122,152             117,023

Property and equipment, net .................................    1,104,262           1,062,093
Deferred offering costs, net ................................       20,538              22,314
Other assets, net ...........................................       35,581              30,955
                                                               -----------         -----------
                                                               $ 1,282,533         $ 1,232,385
                                                               ===========         ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Accounts payable ........................................  $    26,700         $    23,835
    Construction payables ...................................       36,499               6,212
    Construction payables-contested .........................        7,232               7,232
    Accrued interest payable ................................       27,619              13,277
    Other accrued liabilities ...............................       59,895              76,735
    Current maturities of long-term debt ....................       24,113              50,119
                                                               -----------         -----------
Total current liabilities ...................................      182,058             177,410

Other long-term liabilities .................................        5,197              10,494
Long-term debt ..............................................      916,359             863,293
                                                               -----------         -----------
                                                                 1,103,614           1,051,197
                                                               -----------         -----------
Redeemable Preferred Interest in Venetian
    Casino Resort, LLC,
    a wholly owned subsidiary ...............................      183,435             168,012
                                                               -----------         -----------

Commitments and contingencies

Stockholder's equity:
    Common stock, $.10 par value, 3,000,000 shares
       authorized, 925,000 shares
       issued and outstanding ...............................           92                  92
    Capital in excess of par value ..........................       78,817              94,240
    Accumulated deficit since June 30, 1996 .................      (83,425)            (81,156)
                                                               -----------         -----------
                                                                    (4,516)             13,176
                                                               -----------         -----------
                                                               $ 1,282,533         $ 1,232,385
                                                               ===========         ===========



------------
The accompanying notes are an integral part of these consolidated financial statements.



                                                        LAS VEGAS SANDS, INC.
                                                Consolidated Statements of Operations
                                                (In thousands, except per share data)
                                                             (Unaudited)


                                                                           Three Months Ended                 Nine Months Ended
                                                                              September 30,                      September 30,
                                                                          2001             2000             2001              2000
                                                                       ---------        ---------         ---------        ---------
Revenues:
   Casino ......................................................       $  61,392        $  72,363        $ 174,133        $ 229,997
   Rooms .......................................................          43,688           45,038          159,702          140,549
   Food and beverage ...........................................          11,731           13,873           49,088           49,472
   Retail and other ............................................          16,783           17,234           51,513           48,419
                                                                       ---------        ----------        ---------        ---------
                                                                         133,594          148,508          434,436          468,437
Less-promotional allowances ....................................         (10,440)         (11,971)         (32,384)         (34,597)
                                                                       ---------        ----------        ---------        ---------

   Net revenues ................................................         123,154          136,537          402,052          433,840
                                                                       ---------        ----------        ---------        ---------

Operating expenses:
   Casino ......................................................          33,814           40,297          109,970          120,931
   Rooms .......................................................          12,415           13,244           39,271           36,587
   Food and beverage ...........................................           6,333            6,673           23,581           24,575
   Retail and other ............................................           8,845            8,252           23,876           21,431
   Provision for doubtful accounts .............................           5,767            3,214           14,656           14,554
   General and administrative ..................................          22,911           25,079           68,337           69,836
   Corporate expense ...........................................             763            1,657            4,741            4,501
   Rental expense ..............................................           2,074            2,142            6,287            8,028
   Depreciation and amortization ...............................           9,827           10,456           30,338           31,245
                                                                       ---------        ----------        ---------        ---------
                                                                         102,749          111,014          321,057          331,688
                                                                       ---------        ----------        ---------        ---------
Operating income ...............................................          20,405           25,523           80,995          102,152
                                                                       ---------        ----------        ---------        ---------
Other income (expense):
   Interest income .............................................             329              359            1,135            1,199
   Interest expense, net of amounts capitalized ................         (26,713)         (30,558)         (83,016)         (89,762)
                                                                       ---------        ----------        ---------        ---------

Income (loss) before extraordinary item ........................          (5,979)          (4,676)            (886)          13,589
   Extraordinary item-loss on early retirement of debt .........          (1,383)            --             (1,383)          (2,785)
                                                                       ---------        ----------        ---------        ---------
Net income (loss) ..............................................       $  (7,362)       $  (4,676)       $  (2,269)       $  10,804
                                                                       =========        ==========        =========        =========
Basic and diluted income (loss) per share before
   extraordinary item ..........................................       $  (12.24)       $  (10.20)       $  (17.63)       $   (0.15)
                                                                       =========        ==========        =========        =========

Basic and diluted income (loss) per share ......................       $  (13.74)       $  (10.20)       $  (19.13)       $   (3.16)
                                                                       =========        ==========        =========        =========



----------------
The accompanying notes are an integral part of these consolidated financial statements.


                                     LAS VEGAS SANDS, INC.
                             Consolidated Statements of Cash Flows
                                     (Dollars in thousands)
                                          (Unaudited)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                  2001                 2000
                                                                ---------           ---------
Cash flows from operating activities:
Net income (loss) ............................................  $  (2,269)          $  10,804
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
        Depreciation and amortization ........................     30,338              31,245
        Amortization of debt offering costs and original
          issue discount .....................................      6,046               6,296
        Loss on early retirement of debt .....................      1,383               2,785
        Non cash interest on completion guaranty loan ........      1,940               1,730
        Provision for doubtful accounts ......................     14,656              14,554
        Changes in operating assets and liabilities:
          Accounts receivable ................................     (4,683)            (28,256)
          Inventories ........................................       (545)                854
          Prepaid expenses ...................................     (1,592)                  1
          Other assets .......................................     (4,626)            (15,056)
          Accounts payable ...................................      2,865               3,787
          Accrued interest payable ...........................     14,342              21,479
          Other accrued liabilities ..........................    (22,137)             26,184
                                                                ---------           ---------
Net cash provided by operating activities ....................     35,718              76,407
                                                                ---------           ---------
Cash flows from investing activities:
(Increase) decrease in restricted cash .......................        (82)              8,808
Capital expenditures .........................................    (42,220)            (10,607)
Construction of Casino Resort ................................       --               (12,827)
                                                                ---------           ---------
Net cash used in investing activities ........................    (42,302)            (14,626)
                                                                ---------           ---------
Cash flows from financing activities:
Repayments on bank credit facility-tranche A term loan .......   (103,125)            (35,625)
Repayments on bank credit facility-tranche B term loan .......    (49,750)               (125)
Proceeds from bank credit facility-tranche B term loan .......       --                50,000
Repayments on bank credit facility-tranche C term loan .......     (5,750)               --
Proceeds from bank credit facility-tranche C term loan .......      5,750                --
Repayments on bank credit facility-term ......................       (382)               --
Proceeds from bank credit facility-term ......................    152,750                --
Repayments on bank credit facility-revolver ..................     (8,000)            (50,160)
Proceeds from bank credit facility-revolver ..................     48,000              11,000
Repayments on FF&E credit facility ...........................    (16,121)            (11,236)
Proceeds from Phase II Subsidiary unsecured bank loan ........      1,092                --
Payments of deferred offering costs ..........................     (4,997)             (2,460)
                                                                ---------           ---------
Net cash provided by (used in) financing activities ..........     19,467             (38,606)
                                                                ---------           ---------
Increase in cash and cash equivalents ........................     12,883              23,175
Cash and cash equivalents at beginning of period .............     42,606              26,252
                                                                ---------           ---------
Cash and cash equivalents at end of period ...................  $  55,489           $  49,427
                                                                =========           =========
Supplemental disclosure of cash flow information:
  Cash payments for interest .................................  $  61,917           $  60,053
                                                                =========           =========

-----------
The accompanying notes are an integral part of these consolidated financial statements.

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

     Mall Intermediate and Lido Intermediate are special purpose companies, which are wholly-owned subsidiaries of Venetian. They are guarantors or co-obligors of certain indebtedness related to the construction of the Casino Resort.

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

Note 2    Per Share Data

     Basic and diluted income (loss) per share are calculated based upon the weighted average number of shares outstanding. The weighed average number of shares outstanding used in the computation of income (loss) per share of common stock was 925,000 for all periods presented. There were no options or warrants to purchase common stock outstanding during any period presented. The net income
(loss) available to common stockholders used in computing the basic and diluted income (loss) per share includes accrued preferred dividends of approximately $5.3 million and $15.4 million, respectively, for the three and nine month periods ended September 30, 2001 and $4.7 million and $13.7 million, respectively, for the three and nine month periods ended September 30, 2000. The accrued dividends have been reflected as a charge against capital in excess of par value in the accompanying financial statements.

Note 3    Property and Equipment


Property and equipment consists of the following (in thousands):

                                                   September 30,  December 31,
                                                        2001          2000
                                                   ------------   ------------
Land and land improvements .....................   $   111,747    $   109,863
Building and improvements ......................       839,646        832,429
Equipment, furniture, fixtures and
  leasehold improvements .......................       135,772        134,008
Construction in progress .......................       113,591         52,129
                                                   -----------    -----------
                                                     1,200,756      1,128,429
Less:  accumulated depreciation and amortization       (96,494)       (66,336)
                                                   -----------    -----------
                                                   $ 1,104,262    $ 1,062,093
                                                   ===========    ===========

     During the three and nine month periods ended September 30, 2001, the Company capitalized interest expense of $0.8 million and $1.4 million, respectively. No interest was capitalized in 2000 as the Company was not engaged in active construction or development during such period.

     As of September 30, 2001, construction in progress represented project design and shared facilities costs for the planned second phase of the Casino Resort (the "Phase II Resort") to be owned by the Phase II Subsidiary, and ongoing capital improvement projects at the Casino Resort.


Note 4   Long-Term Debt

         Long-term debt consists of the following (in thousands):


                                                        September 30,     December 31,
                                                            2001              2000
                                                        -------------     ------------

Indebtedness of the Company and its
Subsidiaries other than the New Mall
Subsidiary and the Phase II Subsidiary:
---------------------------------------

12 1/4% Mortgage Notes, due November 15, 2004 ......    $   425,000       $   425,000
14 1/4% Senior Subordinated Notes, due
  November 15, 2005 (Net of unamortized discount
  of $3,607 in 2001 and $4,263 in 2000 .............         93,893            93,237
Bank Credit Facility-Tranche A Term Loan ...........           --             103,125
Bank Credit Facility-Tranche B Term Loan ...........           --              49,750
Bank Credit Facility-Term Loan .....................        152,368              --
Bank Credit Facility-Revolver Loan .................         40,000              --
FF&E Credit Facility ...............................         59,108            75,229

Subordinated Owner Indebtedness:
--------------------------------

Completion Guaranty Loan ...........................         29,011            27,071

Indebtedness of the New Mall Subsidiary:
----------------------------------------

Mall Tranche A Take-out Loan .......................        105,000           105,000
Mall Tranche B Take-out Loan .......................         35,000            35,000

Indebtedness of the Phase II Subsidiary:
----------------------------------------

Bank Loan ..........................................          1,092              --
Less: current maturities ...........................        (24,113)          (50,119)
                                                        -----------       -----------
Total long-term debt ...............................    $   916,359       $   863,293
                                                        ===========       ===========

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

     In November 1997, LVSI and Venetian and a syndicate of lenders entered into a Bank Credit Facility (the "Bank Credit Facility") providing for multiple draw term loans to the Company for construction and development of the Casino Resort. On September 17, 2001, the Company entered into its second amendment and restatement of the Bank Credit Facility in order to (1) combine the $97.5 million tranche A term loan, $49.5 million tranche B term loan and $5.8 million tranche C term loan into a single term loan of $152.8 million, (2) modify the Company's scheduled amortization payments to now repay $381,875 per quarter until December 2002, to be followed by two bullet payments of $75.2 million during each of March 2003 and June 2003, (3) extend the commitment termination date of the Company's $40.0 million revolving credit line (the "Revolver") from September 15, 2001 to June 30, 2003, (4) eliminate the "cash sweep" provision of such agreement in connection with any excess cash flows of the Company, and (5) modify the financial covenants. Each of the term loan and revolving loans under the Bank Credit Facility has an interest rate of 350 basis points over LIBOR. The Company recorded a $1.4 million extraordinary loss on early retirement of debt in connection with this transaction.

     In December 1997, the Company also entered into an agreement (the "FF&E Credit Facility") with certain lenders to provide for $97.7 million of financing for certain furniture, fixtures and equipment to be secured under the FF&E Credit Facility and an electrical substation. On September 28, 2001, the Company entered into a fourth amendment to the FF&E Credit Facility in order to modify its financial covenants to substantially match those under the amended and restated Bank Credit Facility and consent to the amendments to the Bank Credit Facility.

     The Company's debt instruments contain certain restrictions that, among other things, limit the ability of the Company and/or certain subsidiaries to incur additional indebtedness, issue disqualified stock or equity interests, pay dividends or make other distributions, repurchase equity interests or certain indebtedness, create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell assets of the Company without prior approval of the lenders or noteholders. Financial covenants included in the Bank Credit Facility and the FF&E Credit Facility include a minimum fixed charge ratio, maximum leverage ratio, minimum consolidated adjusted EBITDA standard, minimum equity standard and maximum capital expenditures standard. The financial covenants in the Bank Credit Facility and the FF&E Credit Facility involving EBITDA are applied on a rolling four quarter basis, and the Company's compliance with financial covenants can be temporarily affected if the Company experiences a decline in hotel occupancy or room rates, or an unusually low win percentage in a particular quarter, which is not offset in subsequent quarters or by other results of operations. As a result of these fluctuations, no assurance can be given that the Company will be in compliance with its financial covenants.

     Although the Company has remained in compliance with its financial covenants under the Bank Credit Facility and the FF&E Credit Facility, meeting certain financial covenant tests in the third quarter of 2001 was difficult due to a decline in visitor volume to Las Vegas after the terrorist attacks of September 11, 2001 and an extremely low win percentage for certain quarters during the rolling four quarter measurement period. The Company's financial covenants allow the Sole Stockholder to increase EBITDA for measurement purposes in two consecutive quarters by issuing a standby letter of credit to the Company's lenders. The Company used this letter of credit mechanism in the amount of $6.9 million to meet the minimum EBITDA covenant test during the third quarter of 2001. In the short term, the Company remains in a challenging business environment and no assurance can be given that it will remain in compliance with its existing financial covenants. If visitor volume to Las Vegas returns to normal levels, the Company does anticipate that results and operations and its overall win percentage will return to normal levels over time.

     On November 12, 1999, an advance of approximately $23.5 million was made under the Sole Stockholder's completion guaranty (the "Completion Guaranty"). Interest expense added to the principal balance increased the balance of the Completion Guaranty to $29.0 million as of September 30, 2001. Advances made under the Completion Guaranty up to $25.0 million (excluding accrued interest) are treated as a junior loan from the Sole Stockholder to Venetian that is subordinated in right of payment to the indebtedness under the Bank Credit Facility, the FF&E Credit Facility and the Notes.

     On December 20, 1999, certain take-out lenders (collectively, the "Tranche A Take-out Lender") funded a $105.0 million tranche A take-out loan to the New Mall Subsidiary (the "Tranche A Take-out Loan"). The proceeds were used to repay indebtedness under the mall construction loan facility for the Mall. The indebtedness under the Tranche A Take-out Loan is secured by first priority liens on the assets that comprise the Mall (the "Mall Assets"). Also, on December 20, 1999, an entity wholly-owned by the Sole Stockholder funded a tranche B take-out loan to provide $35.0 million in financing to the New Mall Subsidiary (the "Tranche B Take-out Loan" and, together with the Tranche A Take-out Loan, the "Mall Take-out Financing"). The proceeds, along with $105.0 million of proceeds from the Tranche A Take-out Loan, were used to repay the mall construction loan facility in full.

     In February 2001, the Phase II Subsidiary entered into an unsecured bank line of credit, as amended on May 31, 2001, for $1,092,000 and payable on July 15, 2002. This line of credit bears interest at LIBOR plus 100 basis points. The proceeds of the line of credit were used to fund payments of Phase II Subsidiary operating costs.

     On October 19, 2001, the Phase II Subsidiary entered into a loan agreement providing for a $17.5 million term and revolving loan, with a one time option to increase such loan to $30.0 million (the "Phase II Subsidiary Credit Facility"). The Phase II Subsidiary Credit Facility is secured by the Phase II Subsidiary's land on the site located adjacent to the Casino Resort (the "Phase II Land"), as well as the Phase II Subsidiary's leasehold interest in a five year lease of the Phase II Land to Venetian for an annual rental payment of $8.0 million (the "Phase II Lease"). The Phase II Subsidiary immediately drew $12.5 million for a letter of credit under the revolver portion of the Phase II Subsidiary Credit Facility (the "Letter of Credit") pursuant to the terms of and to be provided as credit support for the Bank Credit Facility. The Letter of Credit will be reduced by $3.125 million at the end of each of the next four fiscal quarters that the Company makes its required interest payments under the Bank Credit Facility, and will be released in full upon the earlier of October 31, 2002 or immediately following the first fiscal quarter period ending after September 30, 2001 in which the Company's consolidated adjusted EBITDA equals or exceeds $30.0 million. The remaining portion of the Phase II Subsidiary Credit Facility and proceeds from rental payments from Venetian to the Phase II Subsidiary under the Phase II Lease are each available for any Phase II Resort pre-development expenses (up to $30 million after October 19, 2001) or may be loaned or distributed by the Phase II Subsidiary to the Company for other liquidity needs. The Phase II Subsidiary Credit Facility bears interest at LIBOR plus 400 basis points and is due on June 30, 2003.

Note 5   Redeemable Preferred Interest in Venetian Casino Resort, LLC

     During 1997, Interface Holding contributed $77.1 million in cash to Venetian in exchange for a Series A preferred interest (the "Series A Preferred Interest") in Venetian. By its terms, the Series A Preferred Interest was convertible at any time into a Series B preferred interest in Venetian (the "Series B Preferred Interest"). In August 1998, the Series A Preferred Interest was converted into the Series B Preferred Interest. The rights of the Series B Preferred Interest include the accrual of a preferred return of 12% from the date of contribution in respect of the Series A Preferred Interest. Until the indebtedness under the Bank Credit Facility is repaid and cash payments are permitted under the restricted payment covenants of the indentures entered into in connection with the Notes (the "Indentures"), the preferred return on the Series B Preferred Interest will accrue and will not be paid in cash. Commencing in November 2009, distributions must be made to the extent of the positive capital account of the holder. During the second and third quarters of 1999, Interface Holding contributed $37.3 million and $7.1 million, respectively, in cash in exchange for an additional Series B Preferred Interest. During the three and nine month periods ended September 30, 2001 and September 30, 2000, $5.3 million and $15.4 million and $4.7 million and $13.7 million, respectively, were accrued on the Series B Preferred Interest related to the contributions made. Since 1997, no distributions of preferred interest or preferred return have been paid on the Series B Preferred Interest.

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

     In response to Venetian's breach of contract claims against the Construction Manager, Bovis and P&O, the Construction Manager filed a complaint on August 3, 1999 against Venetian in the District Court of Clark County, Nevada. The action alleges a breach of contract and quantum meruit claim under the Construction Management Contract and also alleges that Venetian defrauded the Construction Manager in connection with the construction of the Casino Resort. The Construction Manager seeks damages, attorney's fees and costs and punitive damages. In the lawsuit, the Construction Manager claims that it is owed approximately $90.0 million from Venetian and its affiliates. This complaint was subsequently amended by the Construction Manager, which also filed an additional complaint against the Company relating to work done and funds advanced with respect to the contemplated development of the Phase II Resort. Based upon its review of the complaints, discovery taken to date, the fact that the Construction Manager still has not provided Venetian with reasonable documentation to support such claims, and the Company's belief that the Construction Manager has materially breached its agreements with the Company, the Company believes that the Construction Manager's claims are without merit and intends to vigorously defend itself and pursue its claims against the Construction Manager in any litigation.

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

     On August 9, 1999, the Company notified the insurance companies providing coverage under its liquidated damages insurance policy (the "LD Policy") that it has a claim under the LD Policy. The LD Policy provides insurance coverage for the failure of the Construction Manager to achieve substantial completion of the portions of the Casino Resort covered by the Construction Management Contract within 30 days of the April 21, 1999 deadline, with a maximum liability under the LD Policy of approximately $24.1 million and with coverage being provided, on a per-day basis, for days 31-120 of the delay in the achievement of substantial completion. Because the Company believes that substantial completion was not achieved until at the earliest November 12, 1999, the Company's claim under the LD Policy is for the above-described maximum liability of $24.1 million. The Company expects the LD Policy insurers to assert many of the same claims and defenses that the Construction Manager has or will assert in the above-described litigations. Liability under the LD Policy may ultimately be determined by binding arbitration.

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

Note 7   Summarized Financial Information

     Venetian and LVSI are co-obligors of the Notes and certain other indebtedness related to construction of the Casino Resort and are jointly and severally liable for such indebtedness (including the Notes). Venetian, Mall Intermediate, Mall Construction and Lido Intermediate (collectively, the "Subsidiary Guarantors") are wholly-owned subsidiaries of LVSI. The Subsidiary Guarantors have jointly and severally guaranteed (or are co-obligors of) such debt on a full and unconditional basis. No other subsidiary of LVSI is an obligor or guarantor of any of the Casino Resort financing.

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

     Prior to October 1998, Venetian owned approximately 44 acres of land on or near the Las Vegas Strip (the "Strip"), on the site of the former Sands. Such property includes the site on which the Casino Resort was constructed. Approximately 14 acres of such land was transferred to the Phase II Subsidiary in October 1998. On December 31, 1999, an additional 1.75 acres of land was contributed indirectly by the Sole Stockholder to the Phase II Subsidiary. The Phase II Resort is planned to be constructed adjacent to the Casino Resort. Because the Phase II Subsidiary will not be a guarantor of the Company's indebtedness, creditors of the Company (including the holders of the Notes) will not have a direct claim against the assets of the Phase II Subsidiary. As a result, the indebtedness of the Company (including the Notes) will be effectively subordinated to indebtedness of the Phase II Subsidiary. The Phase II Subsidiary is not subject to any of the restrictive covenants of the debt instruments of the Company (including the Notes). Any indebtedness incurred by the Phase II Subsidiary subsequent to the Phase II Subsidiary Credit Facility may include material restrictions on the ability of the Phase II Subsidiary to pay dividends or make distributions or loans to the Company and its subsidiaries.

     Separate  financial  statements and other  disclosures  concerning  each of
Venetian and the Subsidiary Guarantors are not presented below because management believes that they are not material to investors. Summarized financial information of LVSI, Venetian, the Subsidiary Guarantors and the non-guarantor subsidiaries on a combined basis as of September 30, 2001 and December 31, 2000 and for the three and nine month periods ended September 30, 2001 and September 30, 2000 is as follows (in thousands):



                              Notes to Financial Statements (Continued)

                         Note 7 Summarized Financial Information (Continued)

                                       CONDENSED BALANCE SHEETS
                                          September 30, 2001
                                             (Unaudited)

                                                                            GUARANTOR SUBSIDIARIES
                                                                          --------------------------
                                                                          Lido          Mall
                                                           Venetian       Intermediate  Intermediate
                                             Las Vegas     Casino Resort  Holding       Holding
                                             Sands, Inc.   LLC            Company LLC   Company LLC
                                             ------------  -------------  -----------   ------------
Cash and cash equivalents ................   $    32,614   $    18,652    $         4   $         4
Restricted cash and investments ..........          --           1,518           --            --
Intercompany receivable ..................        49,341          --             --            --
Accounts receivable, net .................        41,187        11,546           --            --
Inventories ..............................          --           4,413           --            --
Prepaid expenses .........................           905         4,038           --            --
                                             -----------   -----------    -----------   -----------

  Total current assets ...................       124,047        40,167              4             4

Property and equipment, net ..............          --         885,535           --            --
Investment in Subsidiaries ...............       126,022        67,120           --            --
Deferred offering costs, net .............          --          17,816           --            --
Other assets, net ........................         4,622        27,173           --            --
                                             -----------   -----------    -----------   -----------
                                             $   254,691   $ 1,037,811    $         4   $         4
                                             ===========   ===========    ===========   ===========
Accounts payable .........................   $     3,311   $    22,962    $      --     $      --
Construction payable .....................          --          33,584           --            --
Construction payable-contested ...........          --           7,232           --            --
Intercompany payables ....................          --          26,674           --            --
Accrued interest payable .................          --          26,640           --            --
Other accrued liabilities ................        16,834        41,663           --            --
Current maturities of long term debt .....          --          23,021           --            --
                                             -----------   -----------    -----------   -----------
  Total current liabilities ..............        20,145       181,776           --            --

Other long-term liabilities ..............          --           5,197           --            --
Long-term debt ...........................          --         776,359           --            --
                                             -----------   -----------    -----------   -----------
                                                  20,145       963,332           --            --
Redeemable Preferred Interest in Venetian           --         183,435           --            --
                                             -----------   -----------    -----------   -----------
Stockholder's equity .....................       234,546      (108,956)             4             4
                                             -----------   -----------    -----------   -----------
                                             $   254,691   $ 1,037,811    $         4   $         4
                                             ===========   ===========    ===========   ===========



                                        LAS VEGAS SANDS, INC.
                              Notes to Financial Statements (Continued)

                         Note 7 Summarized Financial Information (Continued)

                                 CONDENSED BALANCE SHEETS, CONTINUED
                                          September 30, 2001
                                             (Unaudited)


                                              NON-GUARANTOR SUBSIDIARIES
                                             -----------------------------
                                             Grand Canal   Other
                                             Shops Mall    Non-Guarantor  Consolidating/
                                             Subsidiary    Subsidiaries   Eliminating
                                             LLC (1)       (2)            Entries       Total
                                             ------------  -------------  ------------  -----------
Cash and cash equivalents ................   $     4,154   $        61    $      --     $    55,489
Restricted cash and investments ..........         1,113          --             --           2,631
Intercompany receivable ..................          --            --          (49,341)         --
Accounts receivable, net .................         1,622          --             --          54,355
Inventories ..............................          --            --             --           4,413
Prepaid expenses .........................           321          --             --           5,264
                                             -----------   -----------    -----------   -----------
  Total current assets ...................         7,210            61        (49,341)      122,152

Property and equipment, net ..............       136,924        81,803           --       1,104,262
Investment in Subsidiaries ...............          --            --         (193,142)         --
Deferred offering costs, net .............         2,422           300           --          20,538
Other assets, net ........................         3,786          --             --          35,581
                                             -----------   -----------    -----------   -----------
                                             $   150,342   $    82,164    $  (242,483)  $ 1,282,533
                                             ===========   ===========    ===========   ===========
Accounts payable .........................   $       427   $      --      $      --     $    26,700
Construction payable .....................          --           2,915           --          36,499
Construction payable-contested ...........          --            --             --           7,232
Intercompany payables ....................        22,667          --          (49,341)         --
Accrued interest payable .................           966            13           --          27,619
Other accrued liabilities ................         1,327            71           --          59,895
Current maturities of long term debt .....          --           1,092           --          24,113
                                             -----------   -----------    -----------   -----------
  Total current liabilities ..............        25,387         4,091        (49,341)      182,058

Other long-term liabilities ..............          --            --             --           5,197
Long-term debt ...........................       140,000          --             --         916,359
                                             -----------   -----------    -----------   -----------
                                                 165,387         4,091        (49,341)    1,103,614

Redeemable Preferred Interest in Venetian           --            --             --         183,435
                                             -----------   -----------    -----------   -----------
Stockholder's equity .....................       (15,045)       78,073       (193,142)       (4,516)
                                             -----------   -----------    -----------   -----------
                                             $   150,342   $    82,164    $  (242,483)  $ 1,282,533
                                             ===========   ===========    ===========   ===========


------------
(1)  The assets and liabilities of Mall Construction, a guarantor, were transferred to the
     Mall  Subsidiary,  a non-guarantor  subsidiary,  upon  substantial  completion of the
     Casino  Resort on November 12, 1999,  and  subsequently  transferred  to the New Mall
     Subsidiary  on December 20, 1999.  As a result,  Mall  Construction  had no assets or liabilities as of September 30, 2001.

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


                                        LAS VEGAS SANDS, INC.
                              Notes to Financial Statements (Continued)

                        Note 7 Summarized Financial Information (Continued)

                                      CONDENSED BALANCE SHEETS
                                          December 31, 2000

                                                                           GUARANTOR SUBSIDIARIES
                                                                         --------------------------
                                                                         Lido          Mall
                                                          Venetian       Intermediate  Intermediate
                                            Las Vegas     Casino Resort  Holding       Holding
                                            Sands, Inc.   LLC            Company LLC   Company LLC
                                            ------------  -------------  -----------   ------------
Cash and cash equivalents ...............   $    35,332   $     4,260    $         4   $         4
Restricted cash and investments .........          --           1,471           --            --
Intercompany receivable .................        42,917          --             --            --
Accounts receivable, net ................        45,609        17,686           --            --
Inventories .............................          --           3,868           --            --
Prepaid expenses ........................           458         2,897           --            --
                                            -----------   -----------    -----------   -----------
  Total current assets ..................       124,316        30,182              4             4

Property and equipment, net .............          --         840,960           --            --
Investment in Subsidiaries ..............       126,022        67,120           --            --
Deferred offering costs, net ............          --          18,335           --            --
Other assets, net .......................         4,928        22,120           --            --
                                            -----------   -----------    -----------   -----------
                                            $   255,266   $   978,717    $         4   $         4
                                            ===========   ===========    ===========   ===========
Accounts payable ........................   $     4,794   $    18,036    $      --     $      --
Construction payable ....................          --           3,297           --            --
Construction payable-contested ..........          --           7,232           --            --
Intercompany payables ...................          --          20,391           --            --
Accrued interest payable ................          --          11,498           --            --
Other accrued liabilities ...............        27,939        47,380           --            --
Current maturities of long term debt ....          --          50,119           --            --
                                            -----------   -----------    -----------   -----------
  Total current liabilities .............        32,733       157,953           --            --
Other long-term liabilities .............          --          10,494           --            --
Long-term debt ..........................          --         723,293           --            --
                                            -----------   -----------    -----------   -----------
                                                 32,733       891,740           --            --
Redeemable Preferred Interest in Venetian          --         168,012           --            --
                                            -----------   -----------    -----------   -----------
Stockholder's equity ....................       222,533       (81,035)             4             4
                                            -----------   -----------    -----------   -----------
                                            $   255,266   $   978,717    $         4   $         4
                                            ===========   ===========    ===========   ===========


                                        LAS VEGAS SANDS, INC.
                              Notes to Financial Statements (Continued)

                        Note 7 Summarized Financial Information (Continued)

                                CONDENSED BALANCE SHEETS (Continued)
                                          December 31, 2000



                                             NON-GUARANTOR SUBSIDIARIES
                                            -----------------------------
                                            Grand Canal   Other
                                            Shops Mall    Non-Guarantor  Consolidating/
                                            Subsidiary    Subsidiaries   Eliminating
                                            LLC (1)       (2)            Entries       Total
                                            ------------  -------------  ------------  ------------
Cash and cash equivalents ...............   $     2,972   $        34    $      --     $    42,606
Restricted cash and investments .........         1,078          --             --           2,549
Intercompany receivable .................          --            --          (42,917)         --
Accounts receivable, net ................           973            60           --          64,328
Inventories .............................          --            --             --           3,868
Prepaid expenses ........................           317          --             --           3,672
                                            -----------   -----------    -----------   -----------
  Total current assets ..................         5,340            94        (42,917)      117,023

Property and equipment, net .............       140,185        80,948           --       1,062,093
Investment in Subsidiaries ..............          --             --        (193,142)         --
Deferred offering costs, net ............         3,979           --            --          22,314
Other assets, net .......................         3,907           --            --          30,955
                                            -----------   -----------    -----------   -----------
                                            $   153,411   $    81,042    $  (236,059)  $ 1,232,385
                                            ===========   ===========    ===========   ===========

Accounts payable ........................   $     1,005   $      --      $      --     $    23,835
Construction payable ....................          --           2,915           --           6,212
Construction payable-contested ..........          --            --             --           7,232
Intercompany payables ...................        22,526          --          (42,917)         --
Accrued interest payable ................         1,779          --             --          13,277
Other accrued liabilities ...............         1,363            53           --          76,735
Current maturities of long term debt ....          --            --             --          50,119
                                            -----------   -----------    -----------   -----------
  Total current liabilities .............        26,673         2,968        (42,917)      177,410
Other long-term liabilities .............          --            --             --          10,494
Long-term debt ..........................       140,000          --             --         863,293
                                            -----------   -----------    -----------   -----------
                                                166,673         2,968        (42,917)    1,051,197
Redeemable Preferred Interest in Venetian          --            --             --         168,012
                                            -----------   -----------    -----------   -----------
Stockholder's equity ....................       (13,262)       78,074       (193,142)       13,176
                                            -----------   -----------    -----------   -----------
                                            $   153,411   $    81,042    $  (236,059)  $ 1,232,385
                                            ===========   ===========    ===========   ===========

------------
(1)  The assets and liabilities of Mall Construction, a guarantor, were transferred to the
     Mall  Subsidiary,  a non-guarantor  subsidiary,  upon  substantial  completion of the
     Casino  Resort on November 12, 1999,  and  subsequently  transferred  to the New Mall
     Subsidiary  on December 20, 1999.  As a result,  Mall  Construction  had no assets or liabilities as of December 31, 2000.

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

                                        LAS VEGAS SANDS, INC.
                             Notes to Financial Statements (Continued)

                        Note 7 Summarized Financial Information (Continued)

                                 CONDENSED STATEMENTS OF OPERATIONS
                           For the three months ended September 30, 2001
                                            (Unaudited)



                                                                            GUARANTOR SUBSIDIARIES
                                                                          --------------------------
                                                                          Lido          Mall
                                                           Venetian       Intermediate  Intermediate
                                            Las Vegas      Casino Resort  Holding       Holding
                                            Sands, Inc.    LLC            Company LLC   Company LLC
                                            ------------   -------------  -----------   ------------
Revenues:
Casino ..................................   $    61,392    $      --      $      --     $      --
Room ....................................          --           43,688           --            --
Food and beverage .......................          --           11,731           --            --
Retail and other ........................           179         19,634           --            --
                                            -----------    -----------    -----------   -----------
Total revenue ...........................        61,571         75,053           --            --
Less promotional allowance ..............          --          (10,440)          --            --
                                            -----------    -----------    -----------   -----------
Net revenues ............................        61,571         64,613           --            --
                                            -----------    -----------    -----------   -----------
Operating expenses:
Casino ..................................        45,377           --             --            --
Room ....................................          --           12,415           --            --
Food and beverage .......................          --            6,333           --            --
Retail and other ........................          --            5,795           --            --
Provision for doubtful accounts .........         5,501            266           --            --
General and administrative ..............           674         21,867           --            --
Corporate expense .......................          (233)           996           --            --
Rental expense ..........................           287          1,235           --            --
Depreciation and amortization ...........          --            8,667           --            --
                                            -----------    -----------    -----------   -----------
                                                 51,606         57,574           --            --
                                            -----------    -----------    -----------   -----------
Operating income (loss) .................         9,965          7,039           --            --
                                            -----------    -----------    -----------   -----------
Other income (expense):
    Interest income .....................           104            192           --            --
    Interest expense ....................          --          (23,001)          --            --
                                            -----------    -----------    -----------   -----------
Income (loss) before extraordinary item .        10,069        (15,770)          --            --
    Loss on early retirement of debt ....          --           (1,383)          --            --
                                            -----------    -----------    -----------   -----------
Net income (loss) .......................   $    10,069    $   (17,153)   $      --     $      --
                                            ===========    ===========    ===========   ===========



                                        LAS VEGAS SANDS, INC.
                              Notes to Financial Statements (Continued)

                         Note 7 Summarized Financial Information (Continued)

                            CONDENSED STATEMENTS OF OPERATIONS (Continued)
                            For the three months ended September 30, 2001
                                             (Unaudited)


                                             NON-GUARANTOR SUBSIDIARIES
                                            -----------------------------
                                            Grand Canal
                                            Shops Mall     Other          Consolidating/
                                            Subsidiary     Non-Guarantor  Eliminating
                                            LLC (1)        Subsidiaries   Entries       Total
                                            ------------   -------------  ------------  ------------
Casino ..................................   $      --      $      --      $      --     $    61,392
Room ....................................          --             --             --          43,688
Food and beverage .......................          --             --             --          11,731
Retail and other ........................         8,854           --          (11,884)       16,783
                                            -----------    -----------    -----------   -----------
Total revenue ...........................         8,854           --          (11,884)      133,594
Less promotional allowance ..............          --             --             --         (10,440)
                                            -----------    -----------    -----------   -----------
Net revenues ............................         8,854           --          (11,884)      123,154
                                            -----------    -----------    -----------   -----------
Operating expenses:
Casino ..................................          --             --          (11,563)       33,814
Room ....................................          --             --             --          12,415
Food and beverage .......................          --             --             --           6,333
Retail and other ........................         3,371           --             (321)        8,845
Provision for doubtful accounts .........          --             --             --           5,767
General and administrative ..............           369              1           --          22,911
Corporate expense .......................          --             --             --             763
Rental expense ..........................           552           --             --           2,074
Depreciation and amortization ...........         1,160           --             --           9,827
                                            -----------    -----------    -----------   -----------
                                                  5,452              1        (11,884)      102,749
                                            -----------    -----------    -----------   -----------
Operating income (loss) .................         3,402             (1)          --          20,405
                                            -----------    -----------    -----------   -----------
Other income (expense):
    Interest income .....................            33           --             --             329
    Interest expense ....................        (3,712)          --             --         (26,713)
                                            -----------    -----------    -----------   -----------
Income (loss) before extraordinary item .          (277)            (1)          --          (5,979)
    Loss on early retirement of debt ....          --             --             --          (1,383)
                                            -----------    -----------    -----------   -----------
Net income (loss) .......................   $      (277)   $        (1)   $      --     $    (7,362)
                                            ===========    ===========    ===========   ===========

------------
(1)  The assets and liabilities of Mall Construction, a guarantor, were transferred to the
     Mall  Subsidiary,  a non-guarantor  subsidiary,  upon  substantial  completion of the
     Casino  Resort on November 12, 1999,  and  subsequently  transferred  to the New Mall
     Subsidiary on December 20, 1999. As a result,  Mall  Construction  had no revenues or expenses as of September 30, 2001.

                                         LAS VEGAS SANDS, INC.
                               Notes to Financial Statements (Continued)

                          Note 7 Summarized Financial Information (Continued)

                                   CONDENSED STATEMENTS OF OPERATIONS
                             For the three months ended September 30, 2000
                                              (Unaudited)


                                                                             GUARANTOR SUBSIDIARIES
                                                                           --------------------------
                                                                           Lido           Mall
                                                            Venetian       Intermediate   Intermediate
                                             Las Vegas      Casino Resort  Holding        Holding
                                             Sands, Inc.    LLC            Company LLC    Company LLC
                                             ------------   -------------  -----------    ------------
Revenues:
Casino ...................................   $    72,363    $      --      $      --      $      --
Room .....................................          --           45,038           --             --
Food and beverage ........................          --           13,873           --             --
Retail and other .........................           337         19,730           --             --
                                             -----------    -----------    -----------    -----------
Total revenue ............................        72,700         78,641           --             --
Less promotional allowance ...............          --          (11,971)          --             --
                                             -----------    -----------    -----------    -----------
Net revenues .............................        72,700         66,670           --             --
                                             -----------    -----------    -----------    -----------
Operating expenses:
Casino ...................................        51,456           --             --             --
Room .....................................          --           13,244           --             --
Food and beverage ........................          --            6,673           --             --
Retail and other .........................          --            4,688           --             --
Provision for doubtful accounts ..........         2,614            600           --             --
General and administrative ...............         1,136         23,622           --                5
Corporate expense ........................           655          1,002           --             --
Rental expense ...........................           118          1,462           --             --
Depreciation and amortization ............          --            9,324           --             --
                                             -----------    -----------    -----------    -----------
                                                  55,979         60,615           --                5
                                             -----------    -----------    -----------    -----------
Operating income (loss)...................        16,721          6,055           --               (5)
                                             -----------    -----------    -----------    -----------
Other income (expense):
    Interest income ......................           147            192           --             --
    Interest expense .....................          --          (25,873)          --             --
                                             -----------    -----------    -----------    -----------
Income (loss) before extraordinary item ..        16,868        (19,626)          --               (5)
    Loss on early retirement of debt .....          --             --             --             --
                                             -----------    -----------    -----------    -----------
Net income (loss) ........................   $    16,868    $   (19,626)   $      --      $        (5)
                                             ===========    ===========    ===========    ===========

                                         LAS VEGAS SANDS, INC.
                               Notes to Financial Statements (Continued)

                          Note 7 Summarized Financial Information (Continued)

                             CONDENSED STATEMENTS OF OPERATIONS (Continued)
                             For the three months ended September 30, 2000
                                              (Unaudited)



                                              NON-GUARANTOR SUBSIDIARIES
                                             -----------------------------
                                             Grand Canal
                                             Shops Mall     Other          Consolidating/
                                             Subsidiary     Non-Guarantor  Eliminating
                                             LLC (1)        Subsidiaries   Entries        Total
                                             ------------   -------------  ------------   ------------
Revenues:
Casino ...................................   $      --      $      --      $      --      $    72,363
Room .....................................          --             --             --           45,038
Food and beverage ........................          --             --             --           13,873
Retail and other .........................         8,850           --          (11,683)        17,234
                                             -----------    -----------    -----------    -----------
Total revenue ............................         8,850           --          (11,683)       148,508
Less promotional allowance ...............          --             --             --          (11,971)
                                             -----------    -----------    -----------    -----------
Net revenues .............................         8,850           --          (11,683)       136,537
                                             -----------    -----------    -----------    -----------
Operating expenses:
Casino ...................................          --             --          (11,159)        40,297
Room .....................................          --             --             --           13,244
Food and beverage ........................          --             --             --            6,673
Retail and other .........................         4,088           --             (524)         8,252
Provision for doubtful accounts ..........          --             --             --            3,214
General and administrative ...............           295             21           --           25,079
Corporate expense ........................          --             --             --            1,657
Rental expense ...........................           562           --             --            2,142
Depreciation and amortization ............         1,132           --             --           10,456
                                             -----------    -----------    -----------    -----------
                                                   6,077             21        (11,683)       111,014
                                             -----------    -----------    -----------    -----------
Operating income .........................         2,773            (21)          --           25,523
                                             -----------    -----------    -----------    -----------
Other income (expense):
    Interest income ......................            20           --             --              359
    Interest expense .....................        (4,685)          --             --          (30,558)
                                             -----------    -----------    -----------    -----------
Income (loss) before extraordinary item ..        (1,892)           (21)          --           (4,676)
    Loss on early retirement of debt .....          --             --             --             --
                                             -----------    -----------    -----------    -----------
Net income (loss) ........................   $    (1,892)   $       (21)   $      --      $    (4,676)
                                             ===========    ===========    ===========    ===========

------------
(1)  The assets and liabilities of Mall Construction, a guarantor, were transferred to the
     Mall  Subsidiary,  a non-guarantor  subsidiary,  upon  substantial  completion of the
     Casino  Resort on November 12, 1999,  and  subsequently  transferred  to the New Mall
     Subsidiary on December 20, 1999. As a result,  Mall  Construction  had no revenues or expenses as of September 30, 2000.


                                         LAS VEGAS SANDS, INC.
                              Notes to Financial Statements (Continued)

                         Note 7 Summarized Financial Information (Continued)

                                  CONDENSED STATEMENTS OF OPERATIONS
                             For the nine months ended September 30, 2001
                                             (Unaudited)


                                                                            GUARANTOR SUBSIDIARIES
                                                                          --------------------------
                                                                          Lido          Mall
                                                           Venetian       Intermediate  Intermediate
                                             Las Vegas     Casino Resort  Holding       Holding
                                             Sands, Inc.   LLC            Company LLC   Company LLC
                                             -----------   -------------  -----------   ------------
Revenues:
Casino ...................................   $   174,133   $      --      $      --     $      --
Room .....................................          --         159,702           --            --
Food and beverage ........................          --          49,088           --            --
Retail and other .........................           620        60,482           --            --
                                             -----------   -----------    -----------   -----------
Total revenue ............................       174,753       269,272           --            --
Less promotional allowance ...............          --         (32,384)          --            --
                                             -----------   -----------    -----------   -----------
Net revenues .............................       174,753       236,888           --            --
                                             -----------   -----------    -----------   -----------
Operating expenses:
Casino ...................................       144,380          --             --            --
Room .....................................          --          39,271           --            --
Food and beverage ........................          --          23,581           --            --
Retail and other .........................          --          15,419           --            --
Provision for doubtful accounts ..........        14,390           266           --            --
General and administrative ...............         2,046        65,087           --            --
Corporate expense ........................         1,849         2,892           --            --
Rental expense ...........................           566         4,085           --            --
Depreciation and amortization ............          --          26,721           --            --
                                             -----------   -----------    -----------   -----------
                                                 163,231       177,322           --            --
                                             -----------   -----------    -----------   -----------
Operating income (loss) ..................        11,522        59,566           --            --
                                             -----------   -----------    -----------   -----------
Other income (expense):
    Interest income ......................           491           541           --            --
    Interest expense .....................          --         (71,222)          --            --
                                             -----------   -----------    -----------   -----------
Income (loss) before extraordinary item...        12,013       (11,115)          --            --
    Loss on early retirement of debt .....          --          (1,383)          --            --
                                             -----------   -----------    -----------   -----------
Net income (loss) ........................   $    12,013   $   (12,498)   $      --     $      --
                                             ===========   ===========    ===========   ===========



                                        LAS VEGAS SANDS, INC.
                              Notes to Financial Statements (Continued)

                         Note 7 Summarized Financial Information (Continued)

                            CONDENSED STATEMENTS OF OPERATIONS (Continued)
                             For the nine months ended September 30, 2001
                                             (Unaudited)


                                              NON-GUARANTOR SUBSIDIARIES
                                             -----------------------------
                                             Grand Canal
                                             Shops Mall    Other          Consolidating/
                                             Subsidiary    Non-Guarantor  Eliminating
                                             LLC (1)       Subsidiaries   Entries       Total
                                             ------------  -------------  ------------  ------------
Revenues:
Casino ...................................   $      --     $      --      $      --     $   174,133
Room .....................................          --            --             --         159,702
Food and beverage ........................          --            --             --          49,088
Retail and other .........................        25,680          --          (35,269)       51,513
                                             -----------   -----------    -----------   -----------
Total revenue ............................        25,680          --          (35,269)      434,436
Less promotional allowance ...............          --            --             --         (32,384)
                                             -----------   -----------    -----------   -----------
Net revenues .............................        25,680          --          (35,269)      402,052
                                             -----------   -----------    -----------   -----------
Operating expenses:
Casino ...................................          --            --          (34,410)      109,970
Room .....................................          --            --             --          39,271
Food and beverage ........................          --            --             --          23,581
Retail and other .........................         9,316          --             (859)       23,876
Provision for doubtful accounts ..........          --            --             --          14,656
General and administrative ...............         1,203             1           --          68,337
Corporate expense ........................          --            --             --           4,741
Rental expense ...........................         1,636          --             --           6,287
Depreciation and amortization ............         3,617          --             --          30,338
                                             -----------   -----------    -----------   -----------
                                                  15,772             1        (35,269)      321,057
                                             -----------   -----------    -----------   -----------
Operating income (loss) ..................         9,908            (1)          --          80,995
                                             -----------   -----------    -----------   -----------
Other income (expense):
    Interest income ......................           103          --             --           1,135
    Interest expense .....................       (11,794)         --             --         (83,016)
                                             -----------   -----------    -----------   -----------
Income (loss) before extraordinary item...        (1,783)           (1)          --            (886)
    Loss on early retirement of debt .....          --            --             --          (1,383)
                                             -----------   -----------    -----------   -----------
Net income (loss) ........................   $    (1,783)  $        (1)   $      --     $    (2,269)
                                             ===========   ===========    ===========   ===========

------------
(1)  The assets and liabilities of Mall Construction, a guarantor, were transferred to the
     Mall  Subsidiary,  a non-guarantor  subsidiary,  upon  substantial  completion of the
     Casino  Resort on November 12, 1999,  and  subsequently  transferred  to the New Mall
     Subsidiary on December 20, 1999. As a result,  Mall  Construction  had no revenues or expenses as of September 30, 2001.


                                         LAS VEGAS SANDS, INC.
                               Notes to Financial Statements (Continued)

                          Note 7 Summarized Financial Information (Continued)

                                  CONDENSED STATEMENTS OF OPERATIONS
                             For the nine months ended September 30, 2000
                                              (Unaudited)


                                                                             GUARANTOR SUBSIDIARIES
                                                                           --------------------------
                                                                           Lido           Mall
                                                            Venetian       Intermediate   Intermediate
                                             Las Vegas      Casino Resort  Holding        Holding
                                             Sands, Inc.    LLC            Company LLC    Company LLC
                                             -----------    -------------  -----------    ------------
Revenues:
Casino ...................................   $   229,997    $      --      $      --      $      --
Room .....................................          --          140,549           --             --
Food and beverage ........................          --           49,472           --             --
Retail and other .........................           947         58,727           --             --
                                             -----------    -----------    -----------    -----------
Total revenue ............................       230,944        248,748           --             --
Less promotional allowance ...............          --          (34,597)          --             --
                                             -----------    -----------    -----------    -----------
Net revenues .............................       230,944        214,151           --             --
                                             -----------    -----------    -----------    -----------
Operating expenses:
Casino ...................................       154,408           --             --             --
Room .....................................          --           36,587           --             --
Food and beverage ........................          --           24,575           --             --
Retail and other .........................          --           13,429           --             --
Provision for doubtful accounts ..........        12,954          1,200           --             --
General and administrative ...............         2,898         66,040           --              6
Corporate expense ........................         1,798          2,703           --             --
Rental expense ...........................         1,932          4,428           --             --
Depreciation and amortization ............          --           27,836           --             --
                                             -----------    -----------    -----------    -----------
                                                 173,990        176,798           --              6
                                             -----------    -----------    -----------    -----------
Operating income (loss) ..................        56,954         37,353           --             (6)
                                             -----------    -----------    -----------    -----------
Other income (expense):
    Interest income ......................           426            717           --             --
    Interest expense .....................          --          (76,492)          --             --
                                             -----------    -----------    -----------    -----------
Income (loss) before extraordinary item ..        57,380        (38,422)          --             (6)
    Loss on early retirement of debt .....          --           (2,785)          --             --
                                             -----------    -----------    -----------    -----------
Net income (loss) ........................   $    57,380    $   (41,207)   $      --      $      (6)
                                             ===========    ===========    ===========    ===========



                                         LAS VEGAS SANDS, INC.
                               Notes to Financial Statements (Continued)

                          Note 7 Summarized Financial Information (Continued)

                             CONDENSED STATEMENTS OF OPERATIONS (Continued)
                             For the nine months ended September 30, 2000
                                              (Unaudited)




                                              NON-GUARANTOR SUBSIDIARIES
                                             -----------------------------
                                             Grand Canal
                                             Shops Mall     Other          Consolidating/
                                             Subsidiary     Non-Guarantor  Eliminating
                                             LLC (1)        Subsidiaries   Entries        Total
                                             ------------   -------------  ------------   ------------
Revenues:
Casino ...................................   $      --      $      --      $      --      $   229,997
Room .....................................          --             --             --          140,549
Food and beverage ........................          --             --             --           49,472
Retail and other .........................        22,957           --          (34,212)        48,419
                                             -----------    -----------    -----------    -----------
Total revenue ............................        22,957           --          (34,212)       468,437
Less promotional allowance ...............          --             --             --          (34,597)
                                             -----------    -----------    -----------    -----------
Net revenues .............................        22,957           --          (34,212)       433,840
                                             -----------    -----------    -----------    -----------
Operating expenses:
Casino ...................................          --             --          (33,477)       120,931
Room .....................................          --             --             --           36,587
Food and beverage ........................          --             --             --           24,575
Retail and other .........................         8,737           --             (735)        21,431
Provision for doubtful accounts ..........           400           --             --           14,554
General and administrative ...............           871             21           --           69,836
Corporate expense ........................          --             --             --            4,501
Rental expense ...........................         1,668           --             --            8,028
Depreciation and amortization ............         3,409           --             --           31,245
                                             -----------    -----------    -----------    -----------
                                                  15,085             21        (34,212)       331,688
                                             -----------    -----------    -----------    -----------
Operating income (loss) ..................         7,872            (21)          --          102,152
                                             -----------    -----------    -----------    -----------
Other income (expense):
    Interest income ......................            56           --             --            1,199
    Interest expense .....................       (13,270)          --             --          (89,762)
                                             -----------    -----------    -----------    -----------
Income (loss) before extraordinary item ..        (5,342)           (21)          --           13,589)
    Loss on early retirement of debt .....          --             --             --           (2,785)
                                             -----------    -----------    -----------    -----------
Net income (loss) ........................   $    (5,342)   $       (21)   $      --      $    10,804
                                             ===========    ===========    ===========    ===========

------------
(1)  The assets and liabilities of Mall Construction, a guarantor, were transferred to the
     Mall  Subsidiary,  a non-guarantor  subsidiary,  upon  substantial  completion of the
     Casino  Resort on November 12, 1999,  and  subsequently  transferred  to the New Mall
     Subsidiary on December 20, 1999. As a result,  Mall  Construction  had no revenues or expenses as of JSeptember 30, 2000.

                                                LAS VEGAS SANDS, INC.
                                      Notes to Financial Statements (Continued)

                                Note 7 Summarized Financial Information (Continued)

                                         CONDENSED STATEMENTS OF CASH FLOWS
                                    For the nine months ended September 30, 2001
                                                     (Unaudited)


                                                                                           GUARANTOR SUBSIDIARIES
                                                                                         --------------------------
                                                                                         Lido          Mall
                                                                          Venetian       Intermediate  Intermediate
                                                           Las Vegas      Casino Resort  Holding       Holding
                                                           Sands, Inc.    LLC            Company LLC   Company LLC
                                                           ------------   -------------  -----------   ------------
Net cash provided by operating activities ..............   $     3,706    $    30,490    $      --     $      --
                                                           -----------    -----------    -----------   -----------
Cash flows from investing activities:
  (Increase) decrease in restricted cash ...............          --              (47)          --            --
  Capital expenditures .................................          --          (41,009)          --            --
                                                           -----------    -----------    -----------   -----------
Net cash used in investing activities ..................          --          (41,056)          --            --
                                                           -----------    -----------    -----------   -----------
Cash flows from financing activities:
  Repayments on bank credit facility-tranche A term loan          --         (103,125)          --            --
  Repayments on bank credit facility-tranche B term loan          --          (49,750)          --            --
  Repayments on bank credit facility-tranche C term loan          --           (5,750)          --            --
  Proceeds from bank credit facility-tranche C term loan          --            5,750           --            --
  Repayments on bank credit facility-term ..............          --             (382)          --            --
  Proceeds on bank credit facility-term ................          --          152,750           --            --
  Repayments on bank credit facility-revolver ..........          --           (8,000)          --            --
  Proceeds from bank credit facility-revolver ..........          --           48,000           --            --
  Repayments on FF&E credit facility ...................          --          (16,121)          --            --
  Proceeds from Phase II Subsidiary unsecured bank loan           --             --             --            --
  Payments of deferred offering costs ..................          --           (4,697)          --            --
  Net increase (decrease) in intercompany accounts .....        (6,424)         6,283           --            --
                                                           -----------    -----------    -----------   -----------
Net cash provided by (used in) financing activities ....        (6,424)        24,958           --            --
                                                           -----------    -----------    -----------   -----------
Increase (decrease) in cash and cash equivalents .......        (2,718)        14,392           --            --
Cash and cash equivalents at beginning of period .......        35,332          4,260              4             4
                                                           -----------    -----------    -----------   -----------
Cash and cash equivalents at end of period .............   $    32,614    $    18,652    $         4   $         4
                                                           ===========    ===========    ===========   ===========

                                                LAS VEGAS SANDS, INC.
                                      Notes to Financial Statements (Continued)

                                Note 7 Summarized Financial Information (Continued)

                                   CONDENSED STATEMENTS OF CASH FLOWS (Continued)
                                    For the nine months ended September 30, 2001
                                                     (Unaudited)



                                                            NON-GUARANTOR SUBSIDIARIES
                                                           -----------------------------
                                                           Grand Canal
                                                           Shops Mall     Other          Consolidating/
                                                           Subsidiary     Non-Guarantor  Eliminating
                                                           LLC (1)        Subsidiaries   Entries       Total
                                                           ------------   -------------  ------------  ------------
Net cash provided by operating activities ..............   $     1,432    $        90    $      --     $    35,718
                                                           -----------    -----------    -----------   -----------
Cash flows from investing activities:
  (Increase) decrease in restricted cash ...............           (35)          --             --             (82)
  Capital expenditures .................................          (356)          (855)          --         (42,220)
                                                           -----------    -----------    -----------   -----------
Net cash used in investing activities ..................          (391)          (855)          --         (42,302)
                                                           -----------    -----------    -----------   -----------
Cash flows from financing activities:
  Repayments on bank credit facility-tranche A term loan          --             --             --        (103,125)
  Repayments on bank credit facility-tranche B term loan          --             --             --         (49,750)
  Repayments on bank credit facility-tranche C term loan          --             --             --          (5,750)
  Proceeds from bank credit facility-tranche C term loan          --             --             --           5,750
  Repayments on bank credit facility-term ..............          --             --             --            (382)
  Proceeds on bank credit facility-term ................          --             --             --         152,750
  Repayments on bank credit facility-revolver ..........          --             --             --          (8,000)
  Proceeds from bank credit facility-revolver ..........          --             --             --          48,000
  Repayments on FF&E credit facility ...................          --             --             --         (16,121)
  Proceeds from Phase II Subsidiary unsecured bank loan           --            1,092           --           1,092
  Payments of deferred offering costs ..................          --             (300)          --          (4,997)
  Net increase (decrease) in intercompany accounts .....           141           --             --            --
                                                           -----------    -----------    -----------   -----------
Net cash provided by (used in) financing activities ....           141            792           --          19,467
                                                           -----------    -----------    -----------   -----------
Increase (decrease) in cash and cash equivalents .......         1,182             27           --          12,883
Cash and cash equivalents at beginning of period .......         2,972             34           --          42,606
                                                           -----------    -----------    -----------   -----------
Cash and cash equivalents at end of period .............   $     4,154    $        61    $      --     $    55,489
                                                           ===========    ===========    ===========   ===========

-----------
(1)  The assets and liabilities of Mall Construction, a guarantor, were transferred to the
     Mall  Subsidiary,  a non-guarantor  subsidiary,  upon  substantial  completion of the
     Casino  Resort on November 12, 1999,  and  subsequently  transferred  to the New Mall
     Subsidiary on December 20, 1999. As a result,  Mall Construction had no cash flows as of September 30, 2001.

                                                LAS VEGAS SANDS, INC.
                                      Notes to Financial Statements (Continued)

                                 Note 7 Summarized Financial Information (Continued)

                                         CONDENSED STATEMENTS OF CASH FLOWS
                                    For the nine months ended September 30, 2000
                                                     (Unaudited)



                                                                                           GUARANTOR SUBSIDIARIES
                                                                                         --------------------------
                                                                                         Lido          Mall
                                                                          Venetian       Intermediate  Intermediate
                                                           Las Vegas      Casino Resort  Holding       Holding
                                                           Sands, Inc.    LLC            Company LLC   Company LLC
                                                           ------------   -------------  -----------   ------------
Net cash provided by  (used in) operating activities ...   $    47,154    $    25,351    $      --     $        (6)
                                                           -----------    -----------    -----------   -----------
Cash flows from investing activities:
  Proceeds from sale of investments ....................          --            7,679           --            --
  Capital expenditures .................................          --          (10,011)          --            --
  Construction of Casino Resort ........................          --          (12,827)          --            --
                                                           -----------    -----------    -----------   -----------
Net cash provided by (used in) investing activities ....          --          (15,159)          --            --
                                                           -----------    -----------    -----------   -----------
Cash flows from financing activities:
  Proceeds from capital contributions ..................          --              (30)          --               5
  Repayments on bank credit facility-tranche A term loan          --          (35,625)          --            --
  Repayments on bank credit facility-tranche B term loan          --             (125)          --            --
  Proceeds from bank credit facility-tranche B term loan          --           50,000           --            --
  Repayments on bank credit facility-revolver ..........          --          (50,160)          --            --
  Proceeds from bank credit facility-revolver ..........          --           11,000           --            --
  Repayments on FF&E credit facility ...................          --          (11,236)          --            --
  Payments of deferred offering costs ..................          --           (2,379)          --            --
  Net increase (decrease) in intercompany accounts .....       (36,636)        40,728           --            --
                                                           -----------    -----------    -----------   -----------
Net cash provided by (used in) financing activities ....       (36,636)         2,173           --               5
                                                           -----------    -----------    -----------   -----------
Increase (decrease) in cash and cash equivalents .......        10,518         12,365           --              (1)
Cash and cash equivalents at beginning of period .......        23,961          2,237              4             5
                                                           -----------    -----------    -----------   -----------
Cash and cash equivalents at end of period .............   $    34,479    $    14,602    $         4   $         4
                                                           ===========    ===========    ===========   ===========

                                                LAS VEGAS SANDS, INC.
                                      Notes to Financial Statements (Continued)

                                 Note 7 Summarized Financial Information (Continued)

                                   CONDENSED STATEMENTS OF CASH FLOWS (Continued)
                                    For the nine months ended September 30, 2000
                                                     (Unaudited)


                                                            NON-GUARANTOR SUBSIDIARIES
                                                           -----------------------------
                                                           Grand Canal
                                                           Shops Mall     Other          Consolidating/
                                                           Subsidiary     Non-Guarantor  Eliminating
                                                           LLC (1)        Subsidiaries   Entries       Total
                                                           ------------   -------------  ------------  ------------
Net cash provided by  (used in) operating activities ...   $     3,923    $       (15)   $      --     $    76,407
                                                           -----------    -----------    -----------   -----------
Cash flows from investing activities:
  Proceeds from sale of investments ....................         1,129           --             --           8,808
  Capital expenditures .................................          (596)          --             --         (10,607)
  Construction of Casino Resort ........................          --             --             --         (12,827)
                                                           -----------    -----------    -----------   -----------
Net cash provided by (used in) investing activities ....           533           --             --         (14,626)
                                                           -----------    -----------    -----------   -----------
Cash flows from financing activities:
  Proceeds from capital contributions ..................             5             20           --            --
  Repayments on bank credit facility-tranche A term loan          --             --             --         (35,625)
  Repayments on bank credit facility-tranche B term loan          --             --             --            (125)
  Proceeds from bank credit facility-tranche B term loan          --             --             --          50,000
  Repayments on bank credit facility-revolver ..........          --             --             --         (50,160)
  Proceeds from bank credit facility-revolver ..........          --             --             --          11,000
  Repayments on FF&E credit facility ...................          --             --             --         (11,236)
  Payments of deferred offering costs ..................           (81)          --             --          (2,460)
  Net increase (decrease) in intercompany accounts .....        (4,092)          --             --            --
                                                           -----------    -----------    -----------   -----------
Net cash provided by (used in) financing activities ....        (4,168)            20           --         (38,606)
                                                           -----------    -----------    -----------   -----------
Increase (decrease) in cash and cash equivalents .......           288              5           --          23,175
Cash and cash equivalents at beginning of period .......          --               45           --          26,252
                                                           -----------    -----------    -----------   -----------
Cash and cash equivalents at end of period .............   $       288    $        50    $      --     $    49,427
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

     The Company opened additional attractions at the Casino Resort on October 7, 2001, including the Guggenheim Las Vegas Museum and the Guggenheim Hermitage Museum. During September 2001, the Company suspended its plans to develop and construct (1) an approximately 1,000-room hotel tower on top of the Casino Resort's existing parking garage and an approximately 1,000-parking space expansion to the parking garage (collectively, the "Phase IA Addition") and (2) approximately 150,000 square feet of additional convention center space on the Phase II Land.

Operating Results
-----------------

     Third Quarter Ended September 30, 2001 compared to Third Quarter Ended September 30, 2000.

     Operating Revenues
     ------------------

     Consolidated  net  revenues  for the  third  quarter  of 2001  were  $123.2 million, representing a decrease of $13.3 million when compared with $136.5 million of consolidated net revenues during the third quarter of 2000. The decrease in net revenues was primarily due to a decline of casino revenue at the Casino Resort.

     The Casino Resort's casino revenues were $61.4 million in the third quarter of 2001, a decrease of $11.0 million when compared to $72.4 million during the third quarter of 2000. The decrease was attributable to more stringent table games marketing parameters implemented during the third quarter of 2001 and decreased visitor traffic to Las Vegas after the terrorist attacks of September 11, 2001. Table games drop (volume) decreased to $214.1 million in the third quarter of 2001 from $294.1 million during the third quarter of 2000. Slot handle (volume) in the third quarter of 2001 decreased to $475.7 million from $505.3 million reported during the third quarter of 2000, as a result of decreased visitor traffic to Las Vegas after September 11, 2001.

         The Casino Resort's room rates increased, and occupancy levels decreased in the third quarter of 2001 as compared to the third quarter of 2000. The Casino Resort achieved room revenues during the third quarter of 2001 of $43.7 million, compared to $45.0 million during the third quarter of 2000. The Casino Resort's average daily room rate increased to $181 in the third quarter of 2001 compared to $168 during the third quarter of 2000. The increase in room rates occurred in all major segments of the Casino Resort's hotel rooms business, including the mid-week, group and convention business, and the weekend retail business. The occupancy of available guestrooms was 87.1% during the third quarter of 2001 compared to 96.0% during the third quarter of 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Food and beverage, retail and other revenues were $20.0 million during the third quarter of 2001 compared to $22.8 million during the third quarter of 2000. The decrease was attributable to lower room occupancy and banquet sales associated with the Casino Resort's group room business.

     The Mall generated rental and related revenues of $8.5 million during the third quarter of 2001 compared to $8.3 million during the third quarter of 2000. The increase was attributable to additional tenants and increased proceeds from rents calculated on tenant gross revenues.

     Operating Expenses
     ------------------

     Consolidated operating expenses were $102.7 million in the third quarter of 2001, compared to $111.0 million during the third quarter of 2000. The decrease in operating expenses was primarily attributable to lower operating revenues and business volumes in all departments of the Casino Resort. Corporate expenses totaled $0.8 million during the third quarter of 2001, as compared to $1.7 million during the third quarter of 2000, as a result of a reduction in a corporate bonus program.

     Rental expenses primarily related to the Casino Resort's heating, ventilation and air conditioning plant for the third quarter of 2001 were $2.1 million, including $1.5 million for the Casino Resort and $0.6 million for the Mall. Rental expenses were also $2.1 million in the third quarter of 2000.

     The Mall incurred operating expenses of $5.5 million during the third quarter of 2001 compared to $6.1 million during the third quarter of 2000. The decrease in Mall operating expenses was attributable to decreases in advertising, and increased allocation of utility cost and property taxes to tenant common area maintenance charges during the third quarter of 2001.

     Interest Income (Expense)
     -------------------------

     Net interest expense was $26.7 million in the third quarter of 2001, compared to $30.6 million in the same period of 2000. Of the interest expense incurred during the third quarter of 2001, $23.0 million was related to the Casino Resort (excluding the Mall) and $3.7 million was related to the Mall. The decrease in interest expense was attributable to decreases in interest rates on the Company's variable rate debt during the third quarter of 2001 and capitalization of interest in connection with current construction projects.

     Interest income for the quarter ended September 30, 2001 was $0.3 million as compared to $0.4 million in the same period in 2000.

     Nine Months Ended September 30, 2001 compared to Nine Months Ended September 30, 2000.

     Operating Revenues
     ------------------

     Consolidated net revenues for the nine months ended September 30, 2001 were $402.1 million, representing a decrease of $31.7 million when compared with
$433.8 million of consolidated net revenues during the nine months ended September 30, 2000. The Casino Resort's casino revenues were $174.1 million for the nine months ended September 30, 2001, a decrease of $55.9 million when compared to $230.0 million during the nine months ended September 30, 2000. The decreases in net revenues and casino revenues were attributable to more stringent table games marketing parameters implemented during the third quarter of 2001, a decline in travel to Las Vegas after the terrorist attacks of September 11, 2001, and an unusually low table games win percentage. The table games historical win percentage is reasonably predictable over time, but may vary considerably during shorter periods. Table games drop (volume) decreased to $782.4 million for the nine months ended September 30, 2001 from $859.1 million during the nine months ended September 30, 2000. Slot revenue for the nine months ended September 30, 2001 increased to $76.9 million from $75.9 million reported during the nine months ended September 30, 2000. The slot handle
(volume) was $1.408 billion for the nine months ended September 30, 2001 compared to $1.421 billion during the nine months ended September 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The Casino Resort's room rates increased and occupancy levels decreased during the nine months ended September 30, 2001. The Casino Resort achieved room revenues during the nine months ended September 30, 2001 of $159.7 million, compared to $140.5 million during the nine months ended September 30, 2000. The Casino Resort's average daily room rate increased to $205 for the nine months ended September 30, 2001 compared to $177 during the nine months ended September 30, 2000. The increase in room rates occurred in all major segments of the Casino Resort's hotel rooms business, including the mid-week, group and convention business, and the weekend retail business. The occupancy of available guestrooms was 94.4% during the nine months ended September 30, 2001 compared to 95.5% during the nine months ended September 30, 2000.

     Food and beverage, retail and other revenues were $75.8 million during the nine months ended September 30, 2001 compared to $75.7 million during the nine months ended September 30, 2000. The increase was attributable to banquet sales associated with the Casino Resort group room business.

     The Mall generated rental and related revenues of $24.8 million during the nine months ended September 30, 2001 compared to $22.2 million during the nine months ended September 30, 2000. The increase was attributable to additional tenants and increased proceeds from rents calculated on tenant gross revenues.

     Operating Expenses
     ------------------

     Consolidated operating expenses were $321.1 million for the nine months ended September 30, 2001, compared with $331.7 million during the nine months ended September 30, 2000. The decrease in operating expenses was primarily attributable to lower business volumes related to decreased travel to Las Vegas after September 11, 2001 and reduced marketing expenses associated with lower casino revenue. Corporate expenses totaled $4.7 million during the nine months ended September 30, 2001, as compared to $4.5 million during the nine months ended September 30, 2000.

     Rental expenses primarily related to the Casino Resort's heating, ventilation and air conditioning plant for the nine months ended September 30, 2001 were $6.3 million, including $4.7 million for the Casino Resort and $1.6 million for the Mall. Rental expenses were $8.0 million for the nine months ended September 30, 2000. The decline in rental expense was primarily attributable to reduced usage of rented or participation gaming devices during 2001.

     The Mall incurred operating expenses of $15.8 million during the nine months ended September 30, 2001 compared to $15.1 million during the nine months ended September 30, 2000. The increase in Mall operating expenses was attributable to increases in advertising, property taxes and utility cost during the nine months ended September 30, 2001.

     Interest Income (Expense)
     -------------------------

     Net interest expense was $83.0 million for the nine months ended September 30, 2001, compared to $89.8 million in the same period of 2000. Of the $83.0 million incurred during the nine months ended September 30, 2001, $71.2 million was related to the Casino Resort (excluding the Mall) and $11.8 million was related to the Mall. The decrease in interest expense was attributable to decreases in interest rates on the Company's variable rate debt during the nine months ended September 30, 2001 and capitalization of interest in connection with current construction projects.

     Interest income for the nine months ended September 30, 2001 was $1.1 million, as compared to $1.2 million for the same period in 2000.

Other Factors Affecting Earnings
--------------------------------

     During the third quarter of 2001, the Casino Resort recorded an extraordinary item of $1.4 million for loss on early retirement of debt relating to the restructuring of the Bank Credit Facility. See Part I, Item 1. Financial Statements - Notes to Financial Statements - Note 4 Long-Term Debt.

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

Liquidity and Capital Resources
-------------------------------

     Cash Flow and Capital Expenditures
     ----------------------------------

     As of September 30, 2001 and December 31, 2000, the Company held cash and cash equivalents of $58.1 million and $45.2 million, respectively. Net cash provided by operating activities for the first nine months of 2001 was $35.7 million, compared with $76.4 million for the same period in 2000. The Company's operating cash flow in the first nine months of 2001 was negatively impacted by a $55.9 million decrease in casino revenue, as compared to the prior year's nine-month period. Net trade receivables were $54.4 million as of September 30, 2001 and $64.3 million as of December 31, 2000.

     Capital expenditures paid from operating cash flow during the first nine months of 2001 were $42.2 million, including expenditures for the two Guggenheim Museum projects and the Phase IA Addition. Capital expenditures for the same period in 2000 were $10.6 million for a variety of ongoing capital improvement projects and $12.8 million for construction of the Casino Resort. The Casino Resort's capital expenditures for the fourth quarter of 2001 and for the first quarter of 2002 are expected to total approximately $12.0 million and $20.0 million, respectively. These expenditures primarily relate to liquidation of construction payables and commitments related to the Phase IA Addition and other capital expenditure projects undertaken during the first nine months of 2001. Although the Company suspended its Phase IA Addition project during the third quarter of 2001, it will continue certain design, planning and permitting of the project during the fourth quarter of 2001.

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

     During the third quarter of 2001, the Company paid principal payments of $381,875 and $5.4 million on the Bank Credit Facility and the FF&E Credit Facility, respectively. The Company currently has debt service payments due, including principal payments on the Bank Credit Facility and the FF&E Credit Facility aggregating $5.8 million during the last quarter of 2001 and $23.0 million during 2002. Based on current interest rates under the Bank Credit Facility and the FF&E Credit Facility, the Company has estimated total interest payments (excluding noncash amortization of debt offering costs) of (1) approximately $37.5 million during the last quarter of 2001, and $81.9 million during fiscal 2002 for indebtedness secured by the Casino Resort and (2) approximately $2.9 million during the last quarter of 2001 and $11.3 million during fiscal 2002 for indebtedness secured by the Mall.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     On September 17, 2001, the Company entered into its second amendment and restatement of the Bank Credit Facility in order to (1) combine the $97.5 million tranche A term loan, $49.5 million tranche B term loan and $5.8 million tranche C term loan into a single term loan of $152.8 million, (2) modify the Company's scheduled amortization payments to now repay $381,875 per quarter until December 2002, to be followed by two bullet payments of $75.2 million during each of March 2003 and June 2003, (3) extend the commitment termination date of the Revolver from September 15, 2001 to June 30, 2003, (4) eliminate the "cash sweep" provision of such agreement in connection with any excess cash flows of the Company, and (5) modify the financial covenants. On September 28, 2001, the Company entered into a fourth amendment to the FF&E Credit Facility in order to modify its financial covenants to substantially match those under the amended and restated Bank Credit Facility and consent to the amendments to the Bank Credit Facility.

     On October 19, 2001, the Phase II Subsidiary entered into the Phase II Subsidiary Credit Facility. The Phase II Subsidiary Credit Facility is secured by the Phase II Land, as well as the Phase II Subsidiary's leasehold interest in the Phase II Lease. The Phase II Subsidiary immediately drew $12.5 million for the Letter of Credit pursuant to the terms of and to be provided as credit support for the Bank Credit Facility. The Letter of Credit will be reduced by $3.125 million at the end of each of the next four fiscal quarters that the Company makes its required interest payments under the Bank Credit Facility, and will be released in full upon the earlier of October 31, 2002 or immediately following the first fiscal quarter period ending after September 30, 2001 in which the Company's consolidated adjusted EBITDA equals or exceeds $30.0 million. The remaining portion of the Phase II Subsidiary Credit Facility and proceeds from rental payments from Venetian to the Phase II Subsidiary under the Phase II Lease are each available for any Phase II Resort pre-development expenses (up to $30 million after October 19, 2001) or may be loaned or distributed by the Phase II Subsidiary to the Company for other liquidity needs.


     For the next twelve months, the Company expects to fund its operations, capital expenditures and debt service requirements from existing cash balances, operating cash flow, borrowings under the Revolver to the extent that funds are available, and loans or distributions from the Phase II Subsidiary as a result of borrowings under the Phase II Subsidiary Credit Facility. As of September 30, 2001, all of the Company's $40.0 million Revolver availability was drawn.

     The Company's debt instruments contain certain restrictions that, among other things, limit the ability of the Company and/or certain subsidiaries to incur additional indebtedness, issue disqualified stock or equity interests, pay dividends or make other distributions, repurchase equity interests or certain indebtedness, create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell assets of the Company without prior approval of the lenders or noteholders. Financial covenants included in the Bank Credit Facility and FF&E Credit Facility include a minimum fixed charge ratio, maximum leverage ratio, minimum consolidated adjusted EBITDA standard, minimum equity standard and maximum capital expenditures standard. The financial covenants in the Bank Credit Facility and the FF&E Credit Facility involving EBITDA are applied on a rolling four quarter basis, and the Company's compliance with financial covenants can be temporarily affected if the Company experiences a decline in hotel occupancy or room rates, or an unusually low win percentage in a particular quarter, which is not offset in subsequent quarters or by other results of operations. As a result of these fluctuations, no assurance can be given that the Company will be in compliance with its financial covenants.

     Although the Company has remained in compliance with its financial covenants under the Bank Credit Facility and the FF&E Credit Facility, meeting certain financial covenant tests in the third quarter of 2001 was difficult due to a decline in visitor volume to Las Vegas after the terrorist attacks of September 11, 2001 and an extremely low win percentage for certain quarters during the rolling four quarter measurement period. The Company's financial covenants allow the Sole Stockholder to increase EBITDA for measurement purposes in two consecutive quarters by issuing a standby letter of credit to the Company's lenders. The Company used this letter of credit mechanism in the amount of $6.9 million to meet the minimum EBITDA covenant test during the third quarter of 2001. In the short term, the Company remains in a challenging business environment and no assurance can be given that it will remain in compliance with its existing financial covenants. If visitors volume to Las Vegas returns to normal levels, the Company does anticipate that results and operations and its overall win percentage will return to normal levels over time.

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

     The Phase II Subsidiary has outstanding project payables in the amount of $2.9 million to be funded from future equity contributions or borrowings by the Phase II Subsidiary. During the first quarter of 2001, the Phase II Subsidiary borrowed $1.1 million under a bank line of credit, which is due and payable on July 15, 2002. The proceeds were used to fund payments of Phase II Subsidiary operating costs. See also " - Litigation Contingencies, Debt Service Payments and Available Resources" for a description of the Phase II Subsidiary Credit Facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Because the Phase II Subsidiary is not a guarantor of the Company's indebtedness, creditors of the Company (including the holders of the Notes) do not have a direct claim against the assets of the Phase II Subsidiary. As a result, the existing indebtedness of the Company (including the Notes) is effectively subordinated to indebtedness of the Phase II Subsidiary. The Phase II Subsidiary is not subject to any of the restrictive covenants of the debt instruments of the Company (including, without limitation, the covenants with respect to the limitations on indebtedness and restrictions on the ability to pay dividends or to make distributions or loans to the Company and its subsidiaries). Any indebtedness to be incurred by the Phase II Subsidiary, subsequent to the Phase II Subsidiary Credit Facility may include material restrictions on the ability of the Phase II Subsidiary to pay dividends or make distributions or loans to the Company and its subsidiaries.

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

Special Note Regarding Forward-Looking Statements
-------------------------------------------------

     Certain statements in this section and elsewhere in this Quarterly Report on Form 10-Q (as well as information included in oral statements or other written statements made or to be made by the Company) constitute "forward-looking statements." Such forward-looking statements include the discussions of the business strategies of the Company and expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, certain portions of this Form 10-Q, the words:
"anticipates", "believes", "estimates", "seeks", "expects", "plans", "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

factors include, among others, the risks associated with entering into a new venture and new construction, competition and other planned construction in Las Vegas, government regulation related to the casino industry (including the legalization of gaming in certain jurisdictions, such as Native American reservations in the State of California), leverage and debt service (including sensitivity to fluctuations in interest rates), uncertainty of casino spending and vacationing in casino resorts in Las Vegas, disruptions or reductions in travel to Las Vegas, the September 11, 2001 attack or other terrorist incidents, occupancy rates and average daily room rates in Las Vegas, demand for all-suites rooms, the popularity of Las Vegas as a convention and trade show destination, the completion of infrastructure projects in Las Vegas, including the current expansion of the Las Vegas Convention Center and the recent expansion of McCarran International Airport, litigation risks, including the outcome of the pending disputes with the Construction Manager and its subcontractors, and general economic and business conditions which may impact levels of disposable income of consumers and pricing of hotel rooms.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      List of Exhibits



Exhibit No.        Description of Document
-----------        -----------------------
10.1     Amended and Restated Credit  Agreement,  dated as of September 17,
         2001, by and among Las Vegas  Sands, Inc. and Venetian Casino Resort,
         LLC, as Borrowers, the lenders party thereto and The Bank of
         Nova Scotia, as Lead Arranger and Administrative Agent.*

10.2     Fourth Amendment to Term Loan and Security Agreement, dated as of
         September 28, 2001, by and among Las Vegas Sands,  Inc. and Venetian
         Casino Resort, LLC, as joint and several obligors, the financial institutions party thereto and General Electric Capital Corporation, as Administrative Agent.*

10.3     Credit  Agreement,  dated as of October 19, 2001,  by and among Lido
         Casino Resort, LLC, as Borrower, the lenders party thereto and the Bank of Nova Scotia, as Administrative Agent.*

----------
    *    Filed herewith.



(b)      Reports on Form 8-K

                      No report on Form 8-K was filed during the quarter ended September 30, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                LAS VEGAS SANDS, INC.



         November 13, 2001            By:      /s/ Sheldon G. Adelson
                                               ---------------------------
                                               Sheldon G. Adelson
                                               Chairman of the Board, Chief
                                               Executive Officer and Director


         November 13, 2001            By:      /s/ Harry D. Miltenberger
                                               --------------------------
                                               Harry D. Miltenberger
                                               Vice President-Finance
                                               (principal financial and
                                               accounting officer)