Form 10-K
period 2001-12-31
LAS VEGAS SANDS INC
filed 2002-04-01
CIK 850994

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

                  For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of registrant as of April 1, 2002 was $0.

The Company had 1,000,000 shares of Common Stock outstanding as of April 1,
2002.

================================================================================

                              Las Vegas Sands, Inc.

                                Table of Contents

                                     Part I
Item 1.  Business .................................................1
Item 2.  Properties...............................................21
Item 3.  Legal Proceedings........................................21
Item 4.  Submission of Matters to a Vote of Security Holders......22

                               Part II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters .....................................23
Item 6.  Selected Financial Data..................................24
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .....................25
Item 7A. Quantitative and Qualitative Disclosures about
         Market Risk .............................................35
Item 8.  Financial Statements and Supplementary Data..............36
Item 9.  Changes In and Disagreements With Accountants On
         Accounting and Financial Disclosure .....................75

                              Part III

Item 10. Directors and Executive Officers of the Registrant.......76
Item 11. Executive Compensation...................................77
Item 12. Security Ownership of Certain Beneficial Owners and
         Management ..............................................79
Item 13. Certain Relationships and Related Transactions...........80

                                                       Part IV
Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K ................................................84
         Signatures...............................................88

                                     PART I

ITEM 1. -- BUSINESS

General

     Las Vegas Sands, Inc. ("LVSI") and its subsidiaries (collectively, the "Company") own and operate the Venetian Casino Resort (the "Casino Resort"), a Renaissance Venice-themed resort situated at one of the premier locations on the Las Vegas Strip (the "Strip"). The Casino Resort is located across from The Mirage and the Treasure Island Hotel and Casino. The Casino Resort includes the first and only all-suites hotel on the Strip with 3,036 suites (the "Hotel"); a gaming facility of approximately 116,000 square feet (the "Casino"); an enclosed retail, dining and entertainment complex of approximately 445,000 net leasable square feet (the "Mall"); and a meeting and conference facility of approximately 500,000 square feet (the "Congress Center").

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

     LVSI was incorporated in 1988 under the laws of the State of Nevada. In April 1989, LVSI acquired the Sands Hotel and Casino (the "Sands") from MGM Grand. LVSI owned and operated the Sands from April 1989 to June 1996 when operations ceased to begin demolition of the Sands and construction of the Casino Resort. Ground breaking for the Casino Resort occurred in April 1997, the entire Casino Resort (excluding the Mall) opened on May 4, 1999, the Mall opened on June 19, 1999 and substantial completion of the entire Casino Resort was achieved on November 12, 1999.

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

     The Casino Resort was developed on a stand-alone basis as the first phase of a two-phase development. In the second phase of the development, it is contemplated that another similarly sized themed resort (the "Phase II Resort") will be constructed and developed by a wholly-owned, indirect subsidiary of LVSI (the "Phase II Subsidiary").

     The executive offices of LVSI are located at 3355 Las Vegas Boulevard South, Room 1A, Las Vegas, Nevada 89109 and its telephone number is (702) 414-1000.

     This Annual Report on Form 10-K contains certain forward-looking statements. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Special Note Regarding Forward - Looking Statements."

The Casino Resort

     The Hotel

     The Hotel presently has 3,036 single and multiple bedroom suites situated in a 35-story, three-winged tower rising above the Casino. The lobby features a 65-foot domed ceiling decorated with Venetian-themed fresco-style paintings, a main passageway formed by a barrel-vaulted ceiling carried on ornamental columns, and a replica of the unique three dimensional-style marble floors found in Venetian palaces.

     A typical Hotel suite approximates 655 to 735 square feet, consisting of a raised sleeping area and bathroom and a sunken living/working area. The suite's bi-level configuration creates a multi-function living space in which guests can sleep, work and entertain and includes two queen-size beds or one king-size bed, a writing desk, dual-line speaker phones, a fax machine and a sitting area. Approximately 318 of the suites are of larger size for use by gaming customers.

     The Casino Resort's average daily room rates increased to $196 in the year ended December 31, 2001 from $182 in 2000. Gross room revenues during the year ended December 31, 2001 were $204.2 million, representing an increase of $11.9 million when compared to $192.3 million during 2000. During 2001, the occupancy rate for available guestrooms in the Hotel was 94.6%.

     The Hotel leases space to eight restaurants that are located adjacent to the Casino and five other food outlets located in a Venetian-style market food court located at the casino level of the Hotel. Live entertainment is offered at the 50,000 square foot entertainment complex, "C2K". In addition, the Hotel provides a variety of amenities for its guests, including a state-of-the-art health spa, operated by Canyon Ranch, with massage and treatment rooms, exercise and fitness areas. The Hotel features an outdoor swimming complex (including three pools, spas, pool bars and cabanas) surrounded by gardens, waterways, fountains and sculptures.

     In addition to the Congress Center, the Hotel includes approximately 63,000 square feet of exhibition hall space that was completed in October 2001 and that currently houses various art exhibits in conjunction with the Guggenheim Museum in New York. The Hotel has been designed to accommodate additional expansion; in 2001, the Company began construction of a 1,000-room hotel tower on top of the Casino Resort's existing parking garage and a 1,000 parking space expansion of the garage. See " - New Developments - Phase IA Addition".

     The Casino

     The Casino has 116,000 square feet of gaming space and is situated adjacent to the Hotel lobby. The Casino floor is accessible from each of the Hotel, the Mall, the Congress Center, the Expo Center and the Strip. The Casino is marketed to attract a broad base of patrons, with a specific focus on frequent premium gaming customers. The Company markets the Casino directly to this gaming market segment using database-marketing techniques, slot clubs and traditional incentives such as reduced room rates and complimentary meals and suites. The Company offers "high roller" gaming customers premium suites and special hotel services.

     The Casino and its adjacent amenities, including several "signature" restaurants, are stylized to resemble a Venetian "palazzo," with architectural and interior design features representative of Venice's Renaissance era. The ceiling in the table games area features fresco-style paintings of Venetian palaces. The gaming facilities include approximately 2,124 slot machines of various denominations, including popular multi-property, linked progressive games. A high-end slot area, with a private lounge, provides slot customers with premium slot products and services. The Casino's approximately 122 table games (excluding baccarat tables) feature the traditional games of blackjack, craps and roulette, Asian games, such as "Pai Gow" and "Pai Gow Poker," and popular progressive table games, such as "Caribbean Stud Poker" and "Let It Ride." In addition, the Casino offers gaming customers an upscale sportsbook room and an upscale gaming salon with 10 baccarat tables. The gaming salon is specially designed for premium, "high roller" gaming, with baccarat, blackjack and roulette, direct access to private cash-out windows at the Casino cage and direct access to the Casino's credit department.

      The Mall

     The Mall offers approximately 445,000 net leasable square feet of shopping, dining and entertainment space located: (i) on two levels within the Casino Resort's main structure, between the Casino level and the Hotel tower; and (ii) in a separate approximately 38,000 square foot retail annex adjacent to the Casino Resort's main structure and directly accessible from the Strip. The Mall includes eight restaurants, six food court outlets, three specialty food shops and 58 retail stores. Visitors and guests can enter the Mall from several different directions, including from the Strip via a moving sidewalk, from the main gaming area of the Casino via escalators, from the Expo Center through the Congress Center, from a cross-over bridge across the Strip and directly from the Hotel.

     The Mall offers an array of quality dining experiences, including upscale restaurants that offer international and American regional cuisines. The Mall's retail offerings include exclusive showcase boutiques, popular brand name mid-priced stores and themed entertainment concepts. Luxury tenants in the Mall include Mikimoto, Movado, Burberry and Jimmy Choo. The restaurants and stores are set along an approximately one-quarter mile Venetian-themed streetscape and front on the Venetian-themed canal running its length; they are grouped in "piazza"-style settings. Store and restaurant facades are designed to project the Venetian theme.

     In 2001, the Mall leased approximately 95% of its gross leasable space at an average of approximately $100 per leasable square foot. Additional tenants and increased proceeds from rents raised Mall revenues to $33.5 million in 2001 from $29.9 million in 2000. The average term of a lease in the Mall is 10 years.

     The Expo Center and the Congress Center

     With over 1.15 million gross square feet of exhibit and meeting space, including four exhibit halls and 20 meeting rooms, the separately owned and operated Expo Center is one of the largest trade show and convention facilities in the United States (as measured by net leasable square footage). As part of the Casino Resort, the Company owns and operates the Congress Center, an approximately 500,000 gross square foot meeting and conference facility which links the Expo Center and the rest of the Casino Resort. The Congress Center includes an approximately 80,000 square foot column-free "Venetian Ballroom," an approximately 13,500 square foot "Palazzo Ballroom" and a meeting complex of 42 individual rooms which can be combined to create three additional ballrooms. Together, the Expo Center and the Congress Center offer nearly 1.65 million square feet of state-of-the-art exhibition and meeting facilities, which can be configured to provide 108 meeting rooms or accommodate large-scale multi-media events. The Company is also planning to add 150,000 square feet of additional meeting and conference facility space to the Casino Resort. See "-New Developments - Phase IA Addition."

     Management markets the Congress Center to complement the operations of the Expo Center by target marketing the Congress Center for business conferences and upscale business events typically held during the mid-week period. The Company markets the Congress Center to generate room-night demand and drive average daily room rates during the weekday move-in/move-out phases of Expo Center events. The Company's goal is to draw from attendees and exhibitors at Expo Center events and from attendees of Congress Center events to maintain weekday room-night demand at the Hotel from this higher budget market segment, when room demand would otherwise be derived from the lower budget tour and travel group market segment.

     In 2001, approximately 1,039,000 visitors attended trade shows and conventions at the Expo Center during 110 show days. The Expo Center hosted 17 events on the 2001 Trade Show Week 200 list of the largest trade shows in the United States in 2001, including the Spring and Fall Western Shoe Show and JCK Jewelry Show, as well as the convention of National Association of Broadcasters and the Automotive Service Industry Association Week, each of which were multiple location events.

     It should be noted that the Company has no ownership of or financial interest in the Expo Center or Interface Group-Nevada, Inc. ("Interface"), the owner of the Expo Center, and does not exercise any control over the business or management of the Expo Center or Interface. All of the capital stock of Interface is beneficially owned by Sheldon G. Adelson, the principal stockholder of the Company (the "Principal Stockholder"). See "Item 13 - Certain
Relationships and Related Transactions - Possible Conflicts of Interest." Relationships and Related Transactions - Possible Conflicts of Interest."

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

Business and Marketing Strategy

     The Company's primary business objective is to provide a premium destination casino resort experience in order to drive superior returns on invested capital and to increase asset value. To achieve this objective, the
Company: (i) operates a "must-see" destination resort at a premier location at the heart of the Strip; (ii) captures premium room rates through a differentiated superior all-suites product; (iii) drives hotel occupancy and casino utilization through the link to the Expo Center and the Congress Center;
(iv) caters to a higher-budget customer mix by offering a unique combination of assets and facilities; (v) leverages the Casino Resort's premium co-branding strategy to drive revenues; and (vi) targets premium gaming customers.

      Operate a "Must-See" Destination Casino Resort at the Heart of the Las Vegas Strip

     The Casino Resort, with its extensive theming, dining, shopping and entertainment, is a "must-see" destination located at the heart of the Strip. The Casino Resort is designed and operated to provide visitors with the sense of being surrounded by the festivity and splendor of Renaissance Venice's architecture, music, art and history. The Venetian-themed setting along the Casino Resort's frontage on the Strip includes waterways, gondolas and replicas of Venetian landmarks, such as the Doge's Palace, the Rialto Bridge, the Ca Doro and the Campanile Tower. The Mall features a one-quarter mile Venetian streetscape, with intimate "piazza"-style settings. A 630-foot canal runs along the Venetian streetscape, with gondolas and waterside cafes and crossed by authentically styled Venetian bridges.

     The Casino Resort has approximately 740 feet of frontage on the east side of the Strip and is located next to Harrah's and across from some of the most visited casino resorts and attractions on the Strip, including The Mirage, the Treasure Island Hotel and Casino and The Forum Shops at Caesars Palace Hotel.

     Capture Premium Room Rates through Differentiated All-Suites Product

     The Hotel offers the first and only all-suites product with first-class services and facilities on the Strip. The typical Hotel suite ranges in size from approximately 655 square feet to 735 square feet (compared to approximately 360 to 400 square feet on average for a standard room in competing facilities on the Strip), and consists of a sunken living/working area and a raised sleeping area with a marble bathroom; each area has its own television entertainment center. Each suite living/working area includes a sitting area and a writing desk and offer business amenities such as dual-line speakerphones, a fax machine and dataport access. The bathrooms are oversized, featuring a separate bathtub and shower, dual sinks and a telephone. In addition, the Hotel offers larger suites, including the "Presidential" and penthouse suites.

     In 2001, the Hotel was awarded the Exxon Mobil "Four Star Award," Conde Nast's "Best 100 Hotels in the World," AAA's "Four Diamond Award" and Meetings and Convention Magazine's Prestigious "Gold Key Award" for meeting hotels in the United States. In management's experience, business and leisure travelers consider suites desirable, superior accommodations. For business travelers, the Hotel's suites, which accommodate informal business meetings and social gatherings, offer guests a unique, single location in which to work and entertain in close proximity to the Expo Center and the Strip. Leisure travelers appreciate both the Hotel's spacious suites and extensive facilities. The Company believes that the all-suites format, together with the Casino Resort's many other unique attributes, results in a highly differentiated resort product, allows for premium pricing on rooms and provides a competitive advantage over other Strip hotel/casino properties and resorts.

     The Company's mix of hotel sales is as follows: group and convention room sales are 39%, casino customers 19%, wholesale 9% and free and independent travelers 33% of total sales. The Hotel's average daily room rates were $196 in 2001.

     Drive Hotel Occupancy and Casino Utilization through Link to Expo Center and Congress Center

     The Casino Resort is the first themed entertainment resort in Las Vegas designed specifically to accommodate large-scale trade shows, conventions, conferences and meetings. The Expo Center and the Congress Center provide recurring, predictable demand for mid-week room nights from business travelers. The Company's diverse business model draws convention attendees from all parts of the United States and the world. In connection with 110 show days during 2001, approximately 1,039,000 visitors attended trade shows and conventions at the Expo Center. The Hotel had a mid-week occupancy rate of 92.2% in 2001 (compared to an 81.6% mid-week average occupancy rate on the Strip), due in large part to the Casino Resort's trade show and convention business. Pursuant to the Cooperation Agreement, the owner of the Expo Center markets the Casino Resort to promoters of Expo Center trade show conventions and other events as the "headquarters hotel" for such events. The Casino Resort offers attendees of events at the Expo Center and the Congress Center the most convenient hotel accommodations in Las Vegas.

     Cater to a Higher-Budget Customer Mix by Offering Unique Assets and Facilities

     Management markets the Casino Resort to attract higher-budget business travelers and free and independent travelers, resulting in a higher-budget customer mix both on weekdays and on weekends. By appealing to customers in these upscale market segments, the Company has reduced its reliance on the lower-budget tour and travel market. Management believes that business travelers typically pay more for rooms and spend more on entertainment than weekday customers in other categories, such as tour groups. Management believes that the Casino Resort's Congress Center, its central location adjacent to the Expo Center at the heart of the Strip, and its all-suites hotel product all combine to allow it to compete effectively for the higher-budget mid-week trade show, convention and meeting attendees. On both weekdays and weekends, the all-suites product at the Hotel appeals to free and independent leisure travelers and "high-roller" gaming customers, also segments of the travel market who spend more on rooms and entertainment.

     Leverage the Casino Resort's Premium Co-Branding Strategy to Drive Revenues

     The Company expects to build upon awareness of the Venetian brand by continuing to attract a unique collection of "signature" restaurant concepts and premier global retail brands to the Casino Resort. This strategy allows the Company to focus on its core competency of providing first-class hotel and meeting facilities while attracting additional guests and foot traffic because of its own brand name and its concentration of other premier brands. The Casino Resort has been designed such that foot traffic from the Strip, the Expo Center, the Congress Center and the Hotel are funneled through the Casino floor in order to attract and retain a broad base of Casino patrons. The Company seeks to maximize guest spending from the Casino Resort's target markets by offering a concentration of fine restaurants, exclusive boutiques, the Canyon Ranch health spa and the 50,000 square foot entertainment complex, "C2K". Several well-known restaurateurs operate "signature" restaurants on the premises, such as Emeril's Delmonico and Wolfgang Puck's Postrio, and the Mall includes luxury retailers such as Mikimoto and Burberry. In addition, the Casino Resort includes the Guggenheim Las Vegas Museum and the Guggenheim Hermitage Museum (the "Guggenheim Museum Projects"), which house various art exhibits in conjunction with the Guggenheim Museum in New York. The co-branding strategy enhances the Casino Resort's appeal to the higher budget room guests. Moreover, the Casino captures gaming revenues from: (i) foot traffic generated by Expo Center and Congress Center events; (ii) Hotel guests; (iii) foot traffic generated by shoppers and diners at the Mall; (iv) visitors attracted to the Casino Resort's unique, Venetian-themed facilities; and (v) the Guggenheim Museum Projects. This world-class combination of offerings and attractions drives Hotel utilization - a high-margin revenue source - through increased occupancy and premium average daily room rates. The Casino Resort's premier location on the Strip, its extensive theming as well as its established and growing concentration of premium brands is an effective strategy for continued revenue growth and awareness of the Venetian brand.

     Target Premium Gaming Customers

     Management believes that the Casino Resort's all-suites product, themed atmosphere and high-end amenities, including premium restaurants and shops, offer gaming customers a unique Las Vegas experience. The Company actively markets the Casino to frequent premium gaming customers. In particular, the Company seeks to attract "high roller" gaming customers by offering premium suites and special hotel services. Because of the all-suites format in the Hotel, the Casino Resort is able to offer many gaming customers complementary suites (considered premium accommodations in Las Vegas) during high occupancy periods, such as weekends and holidays, when they would not be offered such suites by the Company's competitors. The Casino Resort is the first and only all-suites resort on the Strip with facilities and amenities designed from inception to attract and serve premium gaming customers.

The Las Vegas Market

     Las Vegas is one of the fastest-growing and largest entertainment markets in the country. Las Vegas hotel occupancy rates are among the highest of any major market in the United States. According to the Las Vegas Convention and Visitors Authority (the "LVCVA"), the number of visitors traveling to Las Vegas has increased at a steady and significant rate for the last ten years from 21.3 million visitors in 1991 to 35.0 million visitors in 2001, a compound annual growth rate of 5.1%. In addition, the population of Las Vegas has grown from approximately 821,000 in 1991 to approximately 1,486,000 in 2001, a compound annual growth rate of 6.1%. Management believes that the growth in the Las Vegas market has been enhanced by a dedicated program of the LVCVA and major Las Vegas hotels to promote Las Vegas as an exciting vacation and convention site, the increased capacity of McCarran International Airport and the introduction of large, themed destination resorts in Las Vegas.

     Las Vegas as a Trade Show, Convention and Meeting Destination

     In 2001, according to the LVCVA, Las Vegas was the most popular trade show destination (with a 25% market share of the Trade Show Week 200 Shows in terms of net square footage) and the fourth most popular convention destination in the United States. In 1991, approximately 1.8 million persons attended trade shows and conventions in Las Vegas and spent approximately $1.5 billion. In 2001, the number of trade show and convention attendees had increased to 4.0 million and the amount spent by trade show and convention attendees was approximately $4.8 billion.

     Trade shows are held for the purpose of getting sellers and buyers of products or services together in order to conduct business. Trade shows differ from conventions in that trade shows typically require substantial amounts of space for exhibition purposes and participant circulation. Conventions generally are gatherings of companies or groups that require less space for breakout meetings and general meetings of the overall group. Las Vegas offers trade shows and conventions a unique infrastructure for handling the world's largest shows, including the concentration of 48,000 hotel rooms located on the Strip, two convention centers (the Expo Center and the Las Vegas Convention Center (the "LVCC")) with a total of approximately 4.0 million square feet of convention and exhibition space, convenient air service from major cities throughout the United States and other countries, and significant entertainment attractions. In addition to the Expo Center and the LVCC, The MGM Grand Hotel and Casino has constructed a conference and meeting facility of approximately 300,000 gross square feet, the Mirage has recently added 100,000 gross square feet of meeting space and Mandalay Bay has begun construction of an approximately 1.8 million square foot convention center with an estimated completion date of early 2003. Management believes that Las Vegas will continue to evolve as the country's preferred trade show and convention destination.

     Expanding Hotel Market

     During 2001, Las Vegas was among the most popular vacation destinations in the United States. Las Vegas has experienced a period of rapid hotel development with the number of hotel and motel rooms in Las Vegas increasing by 65% over the last 10 years, from 76,879 in 1991 to 126,610 in 2001. The Company expects that the concentration of quality themed casino hotels and resorts will increase visitor interest in Las Vegas as a business event and vacation destination, and, as a result, increase overall demand for hotel rooms, gaming and entertainment.

     Growth of Las Vegas Retail Sector and Non-Gaming Revenue Expenditures

     In order to draw additional visitors, an increasing number of destination resorts are developing non-gaming entertainment to complement their gaming activities. According to the LVCVA, while gaming revenues have increased from $4.2 billion in 1991 to $7.6 billion in 2001 (a compound annual growth rate of 6.1%), non-gaming tourist revenues increased from $10.2 billion to $23.8 billion over the same period (a compound annual growth rate of 8.8%). The newer, large themed Las Vegas destination resorts have been designed to capitalize on this growth by providing better quality hotel rooms at higher rates and by providing expanded shopping, dining and entertainment opportunities to their patrons in addition to gaming.

     Infrastructure Improvements

     Clark County and metropolitan Las Vegas have completed several infrastructure improvements to accommodate the increase in travel to Las Vegas by all modes of transportation. According to the LVCVA, in 2001 visitors to Las Vegas arrived by the following methods of transportation: 45% by air; 40% by auto; 8% by recreational vehicle; and 7% by bus.

     McCarran International Airport Expansion

     During the past five years, the facilities of McCarran International Airport have been expanded to accommodate the increased number of airlines and passengers that it services. The number of passengers traveling through McCarran International Airport has increased from 20.2 million in 1991 to 35.2 million in 2001. Long-term expansion plans for McCarran International Airport provide for additional runway and related areas (a new runway was completed in October 1997 and a new terminal and additional gates were completed in 1998).

Competition

     The casino/hotel industry is highly competitive. Strip hotels compete with other hotels on the Strip and with other hotels in downtown Las Vegas. The Casino Resort also competes with a large number of hotels and motels near Las Vegas. Many of the Company's competitors are subsidiaries or divisions of large public companies and may have greater financial and other resources than the Company.

     Hotel/Casino Properties

     Competitors of the Casino Resort include new themed resorts on the Strip, such as The Bellagio, Mandalay Bay and Paris. In August 2001, Steve Wynn filed his plans for La Reve with the Clark County Planning Commission. La Reve is intended to be a 2,500-room resort on the site of the former Desert Inn on Sands Avenue across from the site of the anticipated Phase II Resort. Management is not aware of any other new significant developments of casino properties in Las Vegas in the near future. The Casino Resort may also compete with the Phase II Resort, to the extent its business is not complementary to that of the Casino Resort.

     The Company believes that themed resorts are generally more successful at generating higher traffic volumes and higher revenues and operating income than the large-scale non-themed properties in Las Vegas. Themed resorts compete on the basis of the quality of theming, as well as on more traditional bases, such as quality of rooms, pricing and location. Themed resorts tend to be clustered on the Strip, creating a critical mass of entertainment experiences which generate significant traffic for the themed resorts as a group, thereby capturing a larger portion of the Las Vegas hotel and gaming market than non-themed properties. The Company believes that the existence of other themed resorts in close proximity to the Casino Resort directly benefits the Casino Resort. The Casino Resort is part of a cluster of themed properties, which includes The Mirage, the Treasure Island Hotel and Casino, The Bellagio and The Forum Shops at Caesars Palace Hotel, and may in the future also include La Reve and the Phase II Resort.

     In addition to the advantages of being a centrally-located, themed resort, the Cooperation Agreement and the Casino Resort's direct connection with the Expo Center provide the Casino Resort with a unique tie-in to one of the premier trade show and convention facilities in the United States. With these competitive advantages, the Casino Resort is positioned to appeal to the mid-week meeting, trade show and convention market composed of customers who pay higher average room rates and have higher average travel budgets than other categories of weekday customers, such as tour groups.

     The hotel-casino operation of the Casino Resort also competes, to some extent, with other hotel-casino facilities in Nevada and in Atlantic City, hotel/casino and other resort facilities elsewhere in the country and the world, Internet gaming web sites and state lotteries. In addition, certain states have legalized, and others may legalize, casino gaming in specific areas. The passage of the Indian Gaming Regulatory Act in 1988, for example, has led to rapid increases in Native American gaming operations. Such proliferation of gaming venues could significantly and adversely affect the business of the Company. In particular, the legalization of casino gaming in or near major metropolitan areas, such as New York, Los Angeles, San Francisco and Boston, from which the Company attracts customers, could have a material adverse effect on the business of the Company. In October 2001, the New York legislature approved a bill for expanded casino gaming on Native American reservations in that state. The expansion of gaming in New York could also have a material adverse effect on the business of the Company.

     Trade Show and Convention Facilities

     The Expo Center, the Congress Center and Las Vegas generally compete with trade show and convention facilities located in and around major U.S. cities, including Atlanta, Chicago, New York and Orlando. Within Las Vegas, the Expo Center and the Congress Center compete with the LVCC, which is located off the Strip and currently has 3.3 million gross square feet of convention and exhibit facilities, including over 1.0 million square feet of new meeting and exhibition space that was added in 2001 (the "LVCC Expansion"). The MGM Grand Hotel and Casino has also opened a new conference and meeting facility of approximately 300,000 square feet, the Mirage has recently added 100,000 gross square feet of meeting space and Mandalay Bay has begun construction of an approximately 1.8 million square foot convention center. The conference and meeting facilities at these hotel/resorts are the Congress Center's primary competition. The LVCC and Mandalay Bay are expected to be the primary competitors of the Expo Center. To the extent that any of the competitors of the Casino Resort can offer a hotel/casino experience that is integrated with substantial trade show, convention, conference and meeting facilities, the Casino Resort's competitive advantage in attracting trade show and convention meeting and conference attendees could be adversely affected.

     Mall

     The Mall competes with both themed resorts, which offer shopping, dining and entertainment opportunities to their patrons, and other retail malls in or near Las Vegas. The Mall's direct competition includes The Forum Shops at Caesars Palace and The Desert Passage Shops at the Aladdin. The Forum Shops at Caesars Palace may undergo additional expansions in the future. The Mall also competes with The Fashion Show Mall, a more traditional mall located near the Casino Resort which is currently undergoing an expansion that will almost double its size. In the future, the Mall may also compete with the planned retail, dining and entertainment facilities in the Phase II Resort. Mandalay Resort Group had also announced, but has since suspended, the development of a retail center near its new Mandalay Bay Resort.

Advertising and Marketing

     The Company advertises in many types of media, including television, radio, newspapers, magazines and billboards, to promote general market awareness of the Casino Resort as a unique vacation, business and convention destination due to its first-class hotel, casino, retail stores and restaurants. The Mall tenants also pursue their own general advertising and promotional activity, which benefits the Mall. The Company actively engages in direct marketing which is targeted at specific market segments, such as the meeting, convention and trade show market and the premium gaming market, and database marketing which focuses on high-frequency, high-margin market segments such as the "high-roller" gaming market. The Company uses a preview center featuring a full-scale model suite in the Expo Center to market Casino Resort and Expo Center events.

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

     Construction   Management  Contract  and  Construction  Manager's  Contract
     Guaranty

     The construction of the principal components of the Casino Resort was undertaken by Lehrer McGovern Bovis, Inc. (the "Construction Manager") pursuant to a construction management agreement and certain amendments thereto (as so amended, the "Construction Management Contract"). The Construction Management Contract established a final guaranteed maximum price (the "Final GMP") of $645.0 million, so that, subject to certain exceptions (including an exception for cost overruns due to "scope changes"), the Construction Manager was responsible for any costs of the work covered by the Construction Management Contract in excess of $645.0 million. The Construction Management Contract also established a required "substantial completion" date (the date on which the construction of the Casino Resort was sufficiently complete, including the receipt of necessary permits, licenses and approvals, so that all components of the Casino Resort could be open to the general public) of April 21, 1999 (subject to extensions on account of "scope changes" and force majeure events), with a per-day liquidated damages penalty for failure to meet such deadline.

     The Company paid the Construction Manager a construction management fee of 1 1/2% of the Final GMP, payable in monthly installments.

     The obligations of the Construction Manager under the Construction Management Contract were guaranteed by Bovis, Inc. ("Bovis"), the Construction Manager's direct parent at the time the Construction Management Contract was entered into (such guaranty, the "Bovis Guaranty"). Bovis's obligations under the Bovis Guaranty were guaranteed by The Peninsula and Oriental Steam Navigation Company ("P&O"), a British public company and the Construction Manager's ultimate parent at the time the Construction Management Contract was entered into (such guaranty, the "P&O Guaranty"). With respect to the Construction Manager's obligation to complete construction on schedule: (i) for the first 30 days of any delay in such scheduled completion, the Construction Manager solely (and not Bovis or P&O) is liable for liquidated damages; (ii) for the 90-day period thereafter and subject to certain conditions and exceptions, only the insurers under the LD Policy described below (and not the Construction Manager, Bovis or P&O), are liable for liquidated damages; and (iii) the Construction Manager, Bovis and P&O are liable for liquidated damages to the extent, if any, that the Construction Manager missed the required deadline by more than 120 days.

     Liquidated Damages Insurance

     The Construction Manager obtained, on behalf of the Company (and at the Company's expense), a liquidated damages insurance policy (the "LD Policy"). The LD Policy covers (with certain exceptions) liquidated damages for delays of not less than one month and not more than four months in achieving substantial completion beyond the date substantial completion was required to be achieved under the Construction Management Contract. See "Item 3 - Legal Proceedings."

     Cooperation Agreement

     The Casino Resort (excluding the Mall), the Mall and the Expo Center, respectively, though separately owned, are integrally-related components of one facility. In order to establish terms for the integrated operation of these components, Venetian (as owner of the Hotel, Casino and Congress Center), the New Mall Subsidiary (as owner of the Mall) and Interface (as owner of the Expo Center) are parties to the Cooperation Agreement. See "Item 13 - Certain Relationships and Related Transactions - Cooperation Agreement."

      Mall Management Contract

     The New Mall Subsidiary has entered into an agreement with Forest City Enterprises ("Forest City"), a subsidiary of Forest City Ratner Enterprises, a leading developer and manager of retail and commercial real estate developments, whereby Forest City manages the Mall and supervises and assists in the creation of an advertising and promotional program and a marketing plan for the Mall. Forest City is also responsible for, among other things, preparation of a detailed plan for the routine operation of the Mall, collection and deposit procedures for rents and other tenant charges, supervision of maintenance and repairs and, on an annual basis, preparation of a detailed budget (including any anticipated extraordinary expenses and capital expenditures) for the Mall. The term of the management contract is five years from June 19, 1999, the date the Mall opened to the public. Forest City currently receives a management fee of 2% of all gross rents received from the operation of the Mall, provided that Forest City receives a minimum fee of $450,000 per year. Beginning in June 2002, the minimum fee will increase to $600,000 per year. Forest City is not affiliated with the Principal Stockholder or any of his affiliates.

HVAC Services Agreement and Related Documents

     Atlantic Pacific Las Vegas, LLC (the "HVAC Provider") is a Delaware limited liability company and is owned by an indirect subsidiary of Sempra Energy, a utility holding company.

     Thermal energy (i.e., heating and air conditioning) is provided to the Casino Resort and the Expo Center by the HVAC Provider using certain heating and air conditioning-related and other equipment (the "HVAC Equipment"). In addition, the HVAC Provider provides the Company with other energy-related services. The central HVAC facility (the "HVAC Plant") is located on land owned by the Company, which land and HVAC Plant have been leased to the HVAC Provider for a nominal annual rent. The HVAC Equipment is owned by the HVAC Provider, and the HVAC Provider has been granted appropriate easements and other rights so as to be able to use the HVAC Plant and the HVAC Equipment to supply thermal energy to the Casino Resort and the Expo Center (and, potentially, other buildings), so long as such easements do not materially interfere with the operations of the Casino Resort and the Expo Center. The HVAC Provider paid all costs ("HVAC Costs") in connection with the purchase and installation of the HVAC Equipment, which costs totaled $70 million. The HVAC Provider has entered into separate service contracts (collectively, the "HVAC Service Agreements") with: (i) Venetian; (ii) Interface; and (iii) the New Mall Subsidiary, for the provision of heat and cooling requirements at agreed-to rates. The charges payable by all users include a fixed component that enables the HVAC Provider to recover 85% of the HVAC Costs over the initial term of the service contracts, with interest at a fixed annual rate of 7.1%. In addition, the users reimburse the HVAC Provider for the annual cost of operating and maintaining the HVAC Equipment and providing certain other energy related services, and pay the HVAC Provider a management fee of $500,000 per year. Each user is allocated a portion of the total agreed-to charges and fees through its service contract, which portion includes paying 100% of the cost of services in connection with the HVAC Equipment relating solely to such user. Each user is not liable for the obligations of the other users; provided, however, that the New Mall Subsidiary is liable for the obligations of each Mall tenant. The HVAC Service Agreements expire in 2009, at which time the users will have the right, but not the obligation, to collectively either extend the term of their agreements for two consecutive periods of five years each or purchase the HVAC Equipment in accordance with purchase provisions set forth in the HVAC Service Agreements.

Agreements Relating to the Phase II Resort

     The Casino Resort was developed on a stand-alone basis as the first phase of a planned two-phase development. In the second phase of the development, it is contemplated that the Phase II Subsidiary will construct and develop the Phase II Resort, which also is planned to be a themed resort. In the event that the Phase II Resort is not constructed, the Casino Resort has all the attributes and facilities to continue to operate as a stand-alone resort. See "Item 13 - Certain Relationships and Related Transactions - Possible Conflicts of Interest."

     On October 19, 2001, Venetian entered into a five-year lease (the "Phase II Lease") with the Phase II Subsidiary for use of the land on which the Phase II Resort will ultimately be built (the "Phase II Land"). Under the terms of the Phase II Lease, Venetian pays the Phase II Subsidiary $8.0 million of annual rent for use of the Phase II Land. The Company is considering constructing 150,000 square feet of convention center space on the Phase II Land. See "-New Developments - Phase IA Addition. "

     Construction of the Phase II Resort would require that the Company and/or the Phase II Subsidiary incur additional indebtedness. It is contemplated that a portion of the proceeds of such indebtedness would be used to pay off existing indebtedness of the Phase II Subsidiary that has been used to fund pre-development expenses for the Phase II Resort. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Aggregate Indebtedness and Fixed Payment Obligations to the HVAC Provider." Upon repayment of such indebtedness, the Phase II Subsidiary would have the right to terminate the Phase II Lease. If the Phase II Resort is constructed on the Phase II Land, the following additional agreements may also be entered into by the Phase II Subsidiary, on the one hand, and the Company, Venetian and the New Mall Subsidiary, on the other hand:

     Phase II Casino Lease

     If the Phase II Resort is constructed, in order to avoid the need for a separate gaming license for the Phase II Subsidiary, LVSI or Venetian may operate the casino for the Phase II Resort pursuant to a lease (the "Phase II Casino Lease"). The Phase II Casino Lease may have terms substantially similar to the Casino Lease. The Company or Venetian, as the case may be, may agree to operate the casino in the Phase II Resort and the Casino in a substantially similar manner, and the Company or Venetian, as the case may be, may agree to have common gaming and surveillance operations in such casinos (based on pro rata allocations of operating costs).

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

     Phase I - Phase II Joint Operation Arrangements

     With respect to the future development of the Phase II Resort, the Cooperation Agreement provides that, prior to the commencement of construction of the Phase II Resort, Venetian must approve the plans and specifications for any portions of the Phase II Resort that will connect with or adjoin the Casino Resort. Additionally, prior to such construction, Venetian and the Phase II Subsidiary must agree in good faith, and upon commercially reasonable terms, on:
(i) appropriate mutual operating covenants for the Casino Resort and the Phase II Resort; (ii) joint marketing and advertising of the Casino Resort and the Phase II Resort; (iii) certain shared casino operations at the Casino Resort and the Phase II Resort; (iv) the sharing of customer information with respect to the Casino Resort and the Phase II Resort; (v) the joint purchasing of insurance for the Casino Resort and the and the Phase II Resort; (vi) shared security operations for the Casino Resort and the Phase II Resort; and (vii) any other matters that would be of mutual benefit in owning and operating the Casino Resort and the Phase II Resort.

Regulation and Licensing

     The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act") and various local regulations. The Company's gaming operations are also subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada Gaming Control Board (the "NGCB") and the Clark County Liquor and Gaming Licensing Board (the "CCLGLB" and, together with the Nevada Commission and the NGCB, the "Nevada Gaming Authorities").

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy that are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record-keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) the establishment of a source of state and local revenues through taxation and licensing fees. Any change in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations or on the operation of the Casino Resort.

     The Company is required to be licensed by the Nevada Gaming Authorities to operate a casino, and is currently so licensed. The gaming license requires the periodic payment of fees and taxes and is not transferable. The Company was registered by the Nevada Commission as a publicly-traded corporation ("Registered Corporation") and as such, must periodically submit detailed financial and operating reports to the Nevada Gaming Authorities and furnish any other information that the Nevada Gaming Authorities may require. No person may become a stockholder of, or receive any percentage of profits from, the Company without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company operates the Casino pursuant to the Casino Lease between LVSI and Venetian, which provides for a fixed monthly rental payment. The Company possesses all state and local government registrations, approvals, permits and licenses required in order for the Company to engage in gaming activities at the Casino Resort.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or Venetian to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Company must file applications and be licensed by the Nevada Gaming Authorities

     The Nevada Gaming Authorities may deny an application for licensing or a finding of suitability for any cause they deem reasonable. A finding of suitability is comparable to licensing; both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability, or the gaming licensee by whom the applicant is employed or for whom the applicant serves, must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities, and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

     If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or to have an inappropriate relationship with the Company, the Company would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

     The Company is required to submit periodic detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company must be reported to or approved by the Nevada Commission.

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

     The Nevada Act requires any person who acquires more than 5% of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor" as defined in the Nevada Act, which acquires more than 10% but not more than 15% of the Company's voting securities, may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities only for investment purposes. An institutional investor shall not be deemed to hold voting securities only for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investment and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities only for investment purposes. Activities that are not deemed to be inconsistent with holding voting securities only for investment purposes include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners.

     Under a provision of the Nevada Act, under certain circumstances, an "institutional investor" as defined in the Nevada Act, which intends to acquire not more than 15% of any class of nonvoting securities of a privately-held corporation, limited partnership or limited liability company that is also a registered holder or intermediary company of the holder of a gaming license, may apply to the Nevada Commission for a waiver of the usual prior licensing or finding of suitability requirements if such institutional investor holds such nonvoting securities only for investment purposes. An institutional investor shall not be deemed to hold nonvoting securities only for investment purposes unless the nonvoting securities were acquired and are held in the ordinary course of business as an institutional investor, do not give the institutional investor management authority, and do not, directly or indirectly, allow the institutional investor to vote for the election or appointment of members of the board of directors, a general partner or manager, cause any change in the articles of organization, operating agreement, other organic document, management, polices or operations, or cause any other action that the Nevada Commission finds to be inconsistent with holding nonvoting securities only for investment purposes. Activities that are not deemed to be inconsistent with holding nonvoting securities only for investment purposes include: (i) nominating any candidate for election or appointment to the entity's board of directors or equivalent in connection with a debt restructuring; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in the entity's management, polices or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of nonvoting securities who must be licensed or found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found to be unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found to be unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, it: (i) pays that person any dividend or interest upon voting securities of the Company;
(ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pays remuneration in any form to that person for services rendered or otherwise; or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, the CCLGLB has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation holding a gaming license.

     The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file an application, be investigated and be found suitable to own the debt security of such Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

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

     Neither LVSI nor Venetian may make a public offering of any securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. The hypothecation of the Company's assets and restrictions on stock in connection with any public offering also require the prior approval of the Nevada Commission. In addition, the hypothecation of Venetian's assets and restrictions on stock in respect of any public offering require the approval of the Nevada Commission to remain effective.

     Changes in control of the Company through a merger, consolidation, stock or asset acquisition, management or consulting agreement, or any act or conduct by any person whereby he or she obtains control, shall not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the NGCB and the Nevada Commission concerning a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process of the transaction.

     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially-adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated.

     The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's board of directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

     License fees and taxes, computed in various ways depending upon the type of gaming or activity involved, are payable to the State of Nevada and to Clark County, Nevada. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax also is paid by the Company to the extent that certain entertainment is provided in a cabaret, nightclub, cocktail lounge or casino showroom in connection with the serving or selling of food, refreshments or merchandise.

     Any person who is licensed, required to be licensed, registered, required to be registered, or under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the NGCB, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of any investigation by the NGCB into their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are also required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of any foreign jurisdiction pertaining to such foreign gaming operation, fail to conduct such foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in such foreign operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability.

     The sale of alcoholic beverages by the Company on the premises of the Casino Resort is subject to licensing, control and regulation by the applicable local authorities. The Company has obtained Clark County gaming and liquor licenses. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such licenses, and any such disciplinary action could (and revocation of such licenses would) have a material adverse effect upon the operations of the Company.

New Developments

     Phase IA Addition

     During 2001, the Company began designing, planning, permitting and constructing: (1) an approximately 1,000-room hotel tower on top of the Casino Resort's existing parking garage; (2) an approximately 1,000-parking space expansion to the parking garage; and (3) approximately 150,000 square feet of additional convention center space on the Phase II Land (collectively, the "Phase IA Addition"). The Company anticipates that the additional 1,000 single and multiple bedroom suites, designed in the same manner and style as the Hotel's existing suites, will meet unserved room demand and provide incremental casino revenue at the Casino Resort. The Company also expects to achieve additional economies of scale when it completes the Phase IA Addition, including shared administration, HVAC facility and back-of-the-house functions.

     To date, the Company has completed the design and has substantially completed the foundation and support systems for, the 1,000-room hotel tower on top of the existing parking garage. Due to the travel disruption to Las Vegas during the fourth quarter of 2001, the Company decided to suspend construction of the Phase IA Addition at that time. Certain designing, planning and permitting of the Phase IA Addition is, however, continuing. The Company is currently exploring financing alternatives to complete construction of the Phase IA Addition, which it estimates will cost approximately $225.0 million to complete.

     Macau Joint Venture

     On February 8, 2002,  the  Government of the Macau  Special  Administrative
Region of the People's Republic of China ("Macau") granted a provisional concession to operate casinos in Macau to Galaxy Casino Company Limited, a proposed joint venture comprised of a subsidiary of the Company (the "Macau Subsidiary") and a group of Macau- and Hong Kong-based investors. Macau, the former Portuguese colony located near Hong Kong, currently has annual gaming revenues of approximately $2.0 to $2.5 billion and is widely regarded as one of the fastest growing gaming markets in the world. Approximately 10 million visitors arrived in Macau during 2001, according to the Macau Tourism Board. The following factors are expected to continue to significantly improve Macau's status as a world-class gaming and resort destination: (i) the increased ease of access from Hong Kong, China and Taiwan and other Asian regional gaming markets (where casinos are currently banned); (ii) significant foreign and domestic investment in new and expanded gaming products; and (iii) the development of Disneyland - China and other new resort developments in the Zhuhai province.

     Galaxy Casino Company Limited was one of three parties selected for final negotiations, out of twenty-one competitors that submitted applications, to be considered for one of the three casino licenses to be granted in Macau. The other two parties selected for final negotiations are a group led by Steve Wynn and a group led by Stanley Ho, who holds Macau's only existing casino license. The joint venture participants are currently negotiating joint venture, development, management, licensing and related agreements and the terms of a binding concession agreement with Macau. The Company expects the agreements with its joint venture partners and Macau to be completed by April 2002, although there can be no assurance that the joint venture will be entered into or successful, or that the concession to operate casinos in Macau will be obtained.

     During the year ended December 31, 2001, the Company incurred $0.4 million of expenses associated with the Macau joint venture. Under the contemplated terms of the agreements between the Macau Subsidiary and its joint venture partners, neither the Company nor the Macau Subsidiary will be obligated to pay for any of the costs of constructing and developing the contemplated hotel/casino resorts in Macau.

     The Macau joint venture tentatively plans to build a 500-suite hotel, casino and convention center complex, with a Venetian-style theme similar to that of the Company's Las Vegas property. It also has plans to develop two smaller facilities. Under the contemplated terms of the Macau Subsidiary's agreements with its joint venture partners, the Macau Subsidiary or subsidiaries thereof (a) will develop and manage the hotel/casino/convention center complex and smaller facilities, and will receive development and various recurring management and licensing fees and (b) will have an option to acquire a 30% ownership interest in the complex and smaller facilities. The Company believes that the Macau opportunity provides an international platform to expand its premier Venetian brand and create increased diversification of, and a new source of significant growth for, its revenue base.

     Internet Gaming and Other New Business Ventures

     The  Company  is  actively  pursuing  the  possibility  of  developing  and operating an Internet  gaming site and is  currently  exploring  other  business opportunities for expansion, including Native American gaming and the possibility of operating casino resorts in certain foreign jurisdictions. During January 2002, the Company entered into a joint venture agreement to assess the feasibility of developing and operating an Internet gaming site, which would require a license to operate the venture from a jurisdiction where Internet gaming is legal as well as approval from the Nevada Gaming Authorities. Although the Company's Internet and other projects are in the exploration stage and there can be no assurance that any of these ventures will prove to be attractive opportunities, or that if implemented they will be successful, the Company intends to continue to explore similar new business opportunities.

Employees

     The Company directly employs approximately 4,000 employees in connection with the Casino Resort. The Casino Resort's employees are not covered by collective bargaining agreements. Most, but not all, major casino resorts situated on the Strip have collective bargaining contracts covering at least some of the labor force at such sites. The unions currently on the Strip include the Local 226 of the Hotel Employees and Restaurant Employees International Union (the "Local"), the Operating Engineers Union and the Teamsters Union. Although no assurances can be given, if employees decide to be represented by labor unions, management does not believe that such representation would have a material impact upon the Company's results of operations, cash flows or financial position.

     The Local has requested the Company to recognize it as the bargaining agent for employees of the Casino Resort. The Company has declined to do so, believing that current and future employees are entitled to select their own bargaining agent, if any. In the past, when other hotel-casino operators have taken a similar position, the Local has engaged in certain confrontational and obstructive tactics, including contacting potential customers, tenants and investors, objecting to various administrative approvals and picketing. The Local has engaged in such tactics with respect to the Casino Resort and may continue to do so. Although the Company believes it will be able to operate despite such dispute, no assurance can be given that it will be able to do so or that the failure to do so would not result in a material adverse effect on the Company's results of operations, cash flows or financial position.

Risk Factors

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

     Substantial Leverage; Ability to Service Debt

     At December 31, 2001, the Company had total indebtedness of approximately $941.0 million (including $3.4 million of accreted original issue discount on the Senior Subordinated Notes), of which $129.1 million represent current maturities of long term debt due during 2002. See "Item 8 - Financial Statements and Supplementary Data - Notes to Financial Statements - Note 8 Long-Term Debt." The Company's substantial indebtedness could limit its ability to respond to changing business and economic conditions. Further, there can be no assurance that the Company will have the right under the agreements governing its debt obligations to issue any additional debt as may be necessary or desirable.

     The ability of the Company to make scheduled interest payments on its existing indebtedness depends on its ability to generate sufficient cash flow from operations, as well as a range of economic, competitive and business factors, many of which are outside of the Company's control. The Company has estimated interest payments of $90.0 million due during 2002 in connection with its existing indebtedness. If the Company does not generate sufficient cash flow from operations to satisfy such debt obligations, it may have to undertake alternative financing plans, such as refinancing or restructuring its debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. There can be no assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that it would be permitted under the terms of the Company's various debt instruments then in effect. The Company's inability to generate sufficient cash flow to satisfy debt obligations, or to refinance its obligations on commercially reasonable terms, would have an adverse effect on the Company's business, financial condition and results of operations.

     Operating Restrictions

     The terms of the Company's secured bank credit facility, its indentures and the other agreements governing the indebtedness of the Company impose significant operating and financial restrictions on the Company. Such restrictions significantly limit or prohibit, among other things, the ability of LVSI, Venetian and their subsidiaries to incur additional indebtedness, make certain capital expenditures, repay indebtedness prior to its stated maturity, create liens, sell assets, pay dividends or engage in mergers or acquisitions. There can be no assurances that these restrictions will not adversely affect the ability of the Company to finance its future operations or capital needs. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Business Contingencies

     The Company's operations are subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond its control. There can be no assurance that the Company will continue to manage the Casino Resort on a profitable basis or that it will be able to attract a sufficient number of guests, gaming customers and other visitors to the Casino Resort to make its various operations profitable independently or as a whole.

     On September 11, 2001, acts of terrorism occurred in New York City and Washington D.C. As a result of these terrorist acts, domestic and international travel was severely disrupted. As approximately 45% of customers utilize air travel to come to Las Vegas, these terrorist acts and travel disruptions decreased customer visitation to the Casino Resort. Although air travel levels have rebounded, the Company cannot predict the extent to which the events of September 11th may continue to have an effect, directly or indirectly, in the future. Any further terrorist act, outbreak of hostilities or escalation of war could have a material adverse effect on the economy in general and on the hotel/casino industry in particular, or could further disrupt air travel, which would adversely affect the Company's financial condition, results of operations or cash flows.

     Competition

     The casino/hotel industry is highly competitive. Hotels located on or near the Strip compete with other Strip hotels and with other hotels in Las Vegas. Many of the Company's competitors are subsidiaries or divisions of large public companies and may have greater financial and other resources.

     The Casino Resort competes with a large number of major hotel-casinos and a number of smaller casinos located on or near the Strip and in and near Las Vegas, including The Bellagio, Mandalay Bay and Paris. The Company also competes, to some extent, with other hotel-casino facilities in Nevada and in Atlantic City, and with hotel-casinos and other resort facilities and vacation destinations elsewhere in the United States and the world.

     The Company also competes with legalized gaming from casinos located on Native American tribal lands. In March 2000, California voters approved an amendment to the California Constitution permitting Native American tribes in California to operate a limited number of slot and video poker machines and house-banked card games. The governor of California has entered into compacts with numerous tribes in California. The federal government has approved approximately 60 such compacts, and casino-style gaming is now legal on those tribal lands. While the competitive impact on the Company's operations in Las Vegas from the continued growth of Native American gaming establishments in California remains uncertain, the proliferation of gaming throughout California and other areas located near the Casino Resort could have an adverse effect on the Company's operating results.

     In addition, certain states have legalized, and others may legalize, casino gaming in specific areas, including metropolitan areas, such as New York, Los Angeles, San Francisco and Boston, from which the Company attracts customers. In October 2001, the New York legislature approved a bill designed to expand casino gaming on Native American reservations in that state. Such proliferation of gaming venues, by luring customers close to home and away from Las Vegas, could significantly and adversely affect the Company's financial condition, results of operations or cash flows.

      The construction of new properties and the enhancement or expansion of existing properties in Las Vegas could have a negative impact on the Company's business. With the expansion of its facilities, the Las Vegas Convention Center will be able to solely host many large trade shows which had previously split space between the Las Vegas Convention Center and the Expo Center. In addition, the Company anticipates increased competition from the MGM Grand Hotel and Casino, the Mirage and Mandalay Bay, which are adding conference and meeting facilities. To the extent that these competitors are able to capture a substantially larger portion of the trade show and convention business in Las Vegas, there could be a materially adverse impact on the Expo Center and, given the Casino Resort's link to the Expo Center, the Company's financial position, results of operations or cash flows.

     Construction Claims

     The Company is party to litigation matters and claims related to its operations and the construction of the Casino Resort. The Company is currently involved in various lawsuits, has asserted various claims against various parties, and has had various claims asserted against it by various parties, in connection with the construction of the Casino Resort. All of the pending litigation is in preliminary stages, and it is not yet possible to determine the ultimate outcomes. If any litigation or other lien proceedings concerning the claims of the Construction Manager or its subcontractors were decided adversely to the Company, such litigation or other lien proceedings could have a material adverse effect on the financial position, results of operations or cash flows of the Company to the extent such litigation or lien proceedings are not covered by the Insurance Policy. See "Item 3 - Legal Proceedings."

     Risk of New Ventures

     The  Company  is  actively  pursuing  the  possibility  of  developing  and operating an Internet  gaming site and is  currently  exploring  other  business opportunities for expansion, including Native American gaming and the possibility of operating casino resorts in certain foreign jurisdictions. At this point, it is unclear how long it would take, or if it would be feasible or attractive, for the Company to develop, operate, obtain the necessary regulatory approvals for, acquire land in connection with or take any of the other necessary business risks and measures to complete any of such ventures. If the Company were successful in launching any such ventures, there can be no assurance that any of these projects would be successful, or that they would not have a material adverse effect on the Company's financial position, results of operations or cash flows.

     In October 2001, the Macau Subsidiary entered into a non-binding letter of intent with Asian American Entertainment Corporation, Limited, ("AAEC"), a Macau corporation whose largest shareholder is China Development Industrial Bank, a Taiwanese bank, to enter into a joint venture to obtain a casino license in Macau. In February 2002, the Company elected to exercise its right to terminate this letter of intent and to create a joint venture with other parties to seek a Macau casino license. AAEC has threatened, in a press release, to sue the Company in connection with the Company's termination of the letter of intent and the potential awarding of a casino license to the Macau Subsidiary's new joint venture. The Company believes AAEC's claims lack merit and, if sued by AAEC, intends to defend itself vigorously.

     Risks of Planned Construction Projects

     Some of the major construction projects that the Company anticipates for the future, such as the Phase IA Addition, entail significant risks, including shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and unavailability of construction equipment. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite licenses, permits, allocations and authorizations from governmental or regulatory authorities could increase the total cost, delay, or prevent the construction or opening of such projects or otherwise affect the design and features of the Phase IA Addition or other ventures.

     The anticipated costs and completion date for the Phase IA Addition are based on budgets, conceptual design documents and schedule estimates that the Company has prepared with the assistance of architects. To date, the Company has completed the design and plans for the Phase IA Addition and substantially completed a foundation and support systems for the 1,000-room hotel tower to be built on top of the parking garage. The Company has hired various trade contractors for the construction of certain aspects of the Phase IA Addition but has not yet selected, or finalized an agreement with, a construction manager for the entire project. The Company cannot be assured that it will select and reach an agreement with a construction manager on financial and other terms that will meet the forecasted cost budget and timeline. Further, there can be no assurance that the Company will not incur cost overruns that will not be covered by a construction manager, trade contractors or insurance, or that construction will be completed on schedule. If significant cost overruns are not so covered, the Company may not be able to arrange for additional financing or may not be able to find additional financing on commercially reasonable terms to fund these additional costs. A failure to complete the Phase IA Addition on budget or on schedule may adversely affect the Company's financial condition, results of operations and cash flows.

     Insurance Costs

     The September 11th terrorist attacks have substantially affected the availability of insurance coverage for certain types of damages or occurrences. In addition, insurance premiums have increased. The Company's current insurance policy terminates in April 2002. The Company does not believe that it will be able to purchase a new insurance policy or renew its existing policy on terms as favorable as the terms of its current policy. The Company anticipates that the cost of a new insurance policy will be higher as a result of this increase in premium levels. The cost of coverage may become so high that the Company may need to agree to exclusions from its coverage. The Company also believes that its future insurance policy will exclude from coverage certain losses and damages that are covered under the existing insurance policy. In particular, the Company cannot be assured that it will be able to obtain any insurance coverage with respect to occurrences of terrorist acts and any losses that could result from these acts. This could expose the Company to heavy losses in the event that any damages occur, directly or indirectly, as a result of terrorist acts.

     Government Regulation

     The gaming operations and the ownership of securities of the Company are subject to extensive regulation by the Nevada Commission, the NGCB and the CCLGLB. The Nevada Gaming Authorities have broad authority with respect to licensing and registration of entities and individuals involved with the Company. See "-Regulation and Licensing."

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

     Dependence Upon Key Management

     The ability of the Company to maintain its competitive position is dependent to a large degree on the services of the Company's senior management team, including Sheldon G. Adelson, the Principal Stockholder. There can be no assurance that such individuals will remain with the Company. The death or loss of the services of any of the Company's senior managers or an inability to attract and retain additional senior management personnel could have a material adverse effect on the Company. There can be no assurance that the Company will be able to retain its existing senior management personnel or to attract additional qualified senior management personnel.

     Principal Stockholder

     The Principal Stockholder beneficially owns all of the outstanding common stock of LVSI, the managing member of Venetian. See "Item 12 - Security Ownership of Certain Beneficial Owners and Management - Beneficial Ownership." Except for actions that require the approval of the Special Director (as defined herein), the Principal Stockholder will be able to control the business, policies and affairs of the Company, including the election of directors and major corporate transactions of LVSI.

     Possible Conflicts of Interest

          Construction of the Phase II Resort

     The Phase II Resort is planned to be constructed on the Phase II Land, which is adjacent to the Casino Resort. There is no guarantee that the Phase II Resort will be built in the near future, in the manner currently planned, or at all. In addition, although the Company intends to construct the Phase II Resort so as to mitigate the impact of such construction on the Casino Resort, there can be no assurance that such construction will commence as planned, and therefore, the construction of the Phase II Resort may adversely impact portions of the Casino Resort.

          Common Ownership of the Casino Resort and the Phase II Resort

     The common ownership of the Casino Resort and the Phase II Resort may result in potential conflicts of interest. For example, management may offer discounts and other incentives for visitors to stay at the Phase II Resort, which might result in a competitive advantage of the Phase II Resort over the Casino Resort. In addition, management may choose to allocate certain business opportunities to the Phase II Resort rather than to the Casino Resort. Although common ownership of both the Casino Resort and the Phase II Resort often may result in economies, efficiencies and joint business opportunities for the two resorts in the aggregate, the Casino Resort may, in certain circumstances, bear the greater burden of the expenses that are shared by both resorts. In addition, inasmuch as there may be common management personnel for both the Casino Resort and the Phase II Resort, management's time may be split between overseeing the operation of each resort, and management, in certain circumstances, may devote more time to its ownership and operations responsibilities of the Phase II Resort than those of the Casino Resort. Finally, because it is expected that the Company will lease and operate the casino for the Phase II Resort, potential conflicts may arise from the common operation of the Casino and the Phase II Resort casino, such as the allocation of management's time.

          The Expo Center and the Congress Center

     The common ultimate ownership, and management, of the Casino Resort and the Expo Center also may result in potential conflicts of interest. The Expo Center and the Congress Center are potential competitors in the business conference and meetings business. Under the Cooperation Agreement, Venetian has agreed that it will not conduct, or permit to be conducted at the Casino Resort's Congress Center, trade shows or expositions of the type generally held at the Expo Center. Furthermore, marketing practices may be implemented that are intended to benefit the Expo Center and may have a detrimental effect on the Casino Resort. See "Item 13 - Certain Relationships and Related Transactions - Cooperation Agreement."

ITEM 2. --PROPERTIES

     The Casino Resort sits on an approximately 30-acre parcel of land owned by the Company. The Phase II Subsidiary owns an additional approximately 15-acre adjacent parcel on which the conference center for the Phase IA Addition and the Phase II Resort is planned to be constructed.

ITEM 3. --LEGAL PROCEEDINGS

     The Company is party to litigation matters and claims related to its operations and the construction of the Casino Resort. Except as described below, the Company does not expect that the final resolution of these matters will have a material adverse impact on the financial position, results of operations or cash flows of the Company.

     On July 30, 1999, Venetian filed a complaint against the Construction Manager and Bovis in United States District Court for the District of Nevada. The action alleges breach of contract by the Construction Manager of its obligations under the Construction Management Contract and a breach of contract by Bovis of its obligations under the Bovis Guaranty, including failure to fully pay trade contractors and vendors and failure to meet the April 21, 1999 guaranteed completion date. The Company amended this complaint on November 23, 1999 to add P&O as an additional defendant. The suit is intended to ask the courts, among other remedies, to require the Construction Manager and its guarantors to pay its contractors, to compensate Venetian for the Construction Manager's failure to perform its duties under the Construction Management Contract and to pay the Company the agreed upon liquidated damages penalty for failure to meet the guaranteed substantial completion date. Venetian seeks total damages in excess of $100.0 million. The Construction Manager subsequently filed motions to dismiss the Company's complaint on various grounds, which the Company opposed. The Construction Manager's principal motions to date have either been denied by the court or voluntarily withdrawn.

     In response to Venetian's breach of contract claims against the Construction Manager, Bovis and P&O, the Construction Manager filed a complaint on August 3, 1999 against Venetian in the District Court of Clark County, Nevada. The action alleges a breach of contract and quantum meruit claims under the Construction Management Contract and also alleges that Venetian defrauded the Construction Manager in connection with the construction of the Casino Resort. The Construction Manager seeks damages, attorney's fees and costs and punitive damages. In the lawsuit, the Construction Manager claims that it is owed approximately $90.0 million from Venetian and its affiliates. This complaint was subsequently amended by the Construction Manager, which also filed an additional complaint against the Company relating to work done and funds advanced with respect to the contemplated development of the Phase II Resort. Based upon its preliminary review of the complaints, the fact that the Construction Manager has not provided Venetian with reasonable documentation to support such claims, and the Company's belief that the Construction Manager has materially breached its agreements with the Company, the Company believes that the Construction Manager's claims are without merit and intends to vigorously defend itself and pursue its claims against the Construction Manager in any litigation.

     In connection with these disputes, as of December 31, 1999 the Construction Manager and its subcontractors filed mechanics liens against the Casino Resort for $145.6 million and $182.2 million, respectively. The Company believes that a major reason these lien amounts exceed the Construction Manager's claims of $90.0 million is based upon a duplication of liens through the inclusion of lower-tier claims by subcontractors in the liens of higher-tier contractors, including the lien of the Construction Manager. As of December 31, 1999, the Company had purchased surety bonds for virtually all of the claims underlying these liens (other than approximately $15.0 million of claims with respect to which the Construction Manager purchased bonds). As a result, there can be no foreclosure of the Casino Resort in connection with the claims of the Construction Manager and its subcontractors. However, the Company will be required to pay or immediately reimburse the bonding company if, and to the extent that, the underlying claims are judicially determined to be valid. If such claims are not settled, it is likely to take a significant amount of time for their validity to be judicially determined.

     The Company believes that these claims are, in general, unsubstantiated, without merit, overstated and/or duplicative. The Construction Manager itself has publicly acknowledged that at least some of the claims of its subcontractors are without merit. In addition, the Company believes that pursuant to the Construction Management Contract and the Final GMP, the Construction Manager is responsible for payment of any subcontractors' claims to the extent they are determined to be valid. The Company may also have a variety of other defenses to the liens that have been filed, including, for example, the fact that the Construction Manager and its subcontractors previously waived or released their rights to file liens against the Casino Resort. The Company intends to vigorously defend itself in any lien proceedings.

     On August 9, 1999, the Company notified the insurance companies providing coverage under the LD Policy that it has a claim under the LD Policy. The LD Policy provides insurance coverage for the failure of the Construction Manager to achieve substantial completion of the portions of the Casino Resort covered by the Construction Management Contract within 30 days of the April 21, 1999 deadline, with a maximum liability under the LD Policy of approximately $24.1 million and with coverage being provided, on a per-day basis, for days 31-120 of the delay in the achievement of substantial completion. Because the Company believes that substantial completion was not achieved until November 12, 1999, the Company's claim under the LD Policy is likely to be for the above-described maximum liability of $24.1 million. The Company expects the LD Policy insurers to assert many of the same claims and defenses that the Construction Manager has asserted or will assert in the above-described litigations. Liability under the LD Policy may ultimately be determined by binding arbitration.

     In June 2000, the Company purchased an insurance policy (the "Insurance Policy") for loss coverage in connection with all litigation relating to the construction of the Casino Resort (the "Construction Litigation"). Under the Insurance Policy, the Company will self-insure the first $45.0 million and the insurer will insure up to the next $80.0 million of any possible covered losses. The Insurance Policy provides coverage for any amounts determined in the Construction Litigation to be owed to the Construction Manager or its subcontractors relating to claimed delays, inefficiencies, disruptions, lack of productivity/unauthorized overtime or schedule impact, allegedly caused by the Company during construction of the Casino Resort, as well as any defense costs. The insurance is in addition to, and does not affect, any scope change guarantees provided by the Principal Stockholder pursuant to the Principal Stockholder's $25.0 million collateralized completion guaranty (the "Completion Guaranty").

     All of the pending litigation described above is in preliminary stages and it is not yet possible to determine a range of loss or its ultimate outcome. If any litigation or other lien proceedings concerning the claims of the Construction Manager or its subcontractors were decided adversely to the Company, such litigation or other lien proceedings could have a material adverse effect on the financial position, results of operations or cash flows of the Company, to the extent such litigation or lien proceedings are not covered by the Insurance Policy.

ITEM 4. --SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                                     PART II

ITEM 5.--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     There is no established trading market for the common stock of LVSI and the Company is not aware of any bid quotations for the common stock of LVSI.

Holders

     As of April 1, 2002, the Principal Stockholder was the only holder of record of the common stock of LVSI.

Dividends

     LVSI did not pay any dividends in 1999, 2000 or 2001. The Company's current long-term debt arrangements generally prohibit or restrict the payment of cash dividends. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Item 8 - Financial Statements and Supplementary Data - Notes to Financial Statements
- Note 8 - Long-Term Debt."

ITEM 6. --SELECTED FINANCIAL DATA

     The historical selected financial data set forth below should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2001, 2000 and 1999, and the balance sheet data at December 31, 2001 and 2000 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 1998 and 1997 and the balance sheet data at December 31, 1999, 1998 and 1997 are derived from the Company's audited financial statements that do not appear herein. The historical results are not necessarily indicative of the results of operations to be expected in the future.

                                                                             Year Ended December 31,

                                                         2001         2000(2)      1999(1)(2)       1998           1997
                                                      ----------    ----------     ----------    ----------     ----------
                                                                      (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Gross revenues                                        $  566,493    $  627,266     $  273,498        $  937         $  895
Promotional allowances                                   (42,594)      (46,296)       (25,045)           --             --
                                                      ----------    ----------     ----------    ----------     ----------
Net revenues                                             523,899       580,970        248,453           937            895
Operating expenses                                      (414,620)     (444,197)      (244,640)      (8,822)          1,727
                                                      ----------    ----------     ----------    ----------     ----------
Operating income (loss)                                  109,279       136,773          3,813       (7,885)          2,622
Interest expense, net                                   (109,359)     (118,036)       (68,847)      (21,878)        (3,142)
Other income (expense)                                    (1,938)           --             --            --             --
                                                      ----------    ----------     ----------    ----------     ----------
Income (loss) before preferred return and
extraordinary item                                        (2,018)       18,737        (65,034)      (29,763)          (520)

  Preferred return on Redeemable Preferred
    Interest in Venetian Casino Resort, LLC
    (2000, 1999 and 1998, as restated) (3)               (20,766)      (18,482)       (14,399)      (13,647)            --
                                                      ----------    ----------     ----------    ----------     ----------
  Income (loss) before extraordinary item (2000,
    1999 and 1998, as restated) (3)                      (22,784)          255        (79,433)      (43,410)          (520)
    Extraordinary item-loss on early retirement
    of debt                                               (1,383)       (2,785)          (589)           --             --
                                                       ---------    ----------     ----------    ----------     ----------
Net income (loss) (2000, 1999, and 1998,
    as restated)(3)                                   $  (24,167)   $   (2,530)    $  (80,022)   $  (43,410)    $     (520)
                                                      ==========    ==========     ==========    ==========     ==========
Per Share Data

  Basic and diluted income (loss) per share
    before extraordinary item (4)                     $   (22.78)   $     0.26     $   (79.43)   $   (43.41)    $    (0.52)
                                                      ==========    ============   ==========    ==========     ==========
   Basic and diluted loss per share (4)               $   (24.17)   $    (2.53)    $   (80.02)   $   (43.41)    $    (0.52)
                                                      ==========    ============   ==========    ==========     ==========
OTHER DATA
   Capital expenditures                               $   55,134    $   28,589     $  319,106    $  508,399     $  130,827
   Cash dividends per common share                    $       --    $       --     $       --    $       --     $    27.60


                                                                                As of December 31,
                                                          2001          2000           1999          1998           1997
                                                      ----------    ----------     ----------    ----------     ----------

BALANCE SHEET DATA
   Total assets                                       $1,271,786    $1,232,385     $1,209,602    $1,005,944     $  747,767
   Long-term debt                                     $  811,869    $  863,293     $  907,754    $  744,154     $  515,612
   Stockholder's equity                               $  (10,991)   $   13,176     $   15,706    $   67,937     $  111,347


---------------
(1)  The Casino Resort opened May 4, 1999.
(2) Financial data for 2000 and 1999 has been restated to reflect the reclassification of certain cash incentives of $6.1 million and $3.3 million, respectively in connection with the adoption of Emerging Issues Task Force Issue 00-22 ("EITF 00-22"). The adoption of EITF 00-22 had no effect on net income. See "Item 8 - Financial Statements and Supplementary Data - Notes to Financial Statements - Note 2 - Summary of Significant Accounting Policies - Revenue Recognition - Casino Revenue and Promotional Allowances."
(3) The Company has restated certain income statement items for each of the three years in the period ended December 31, 2000 to include preferred return on preferred stock of a subsidiary. Such amounts had been previously reflected as a charge against capital in excess of par. See "Item 8 - Financial Statements and Supplementary Data - Notes to Financial Statements
     - Note 1 - Organization and Business of the Company - Restatement of Previously Reported Amounts."
(4) Net income (loss) per share and shares outstanding for all periods presented retroactively reflect the impact of the Company's first quarter 2002 stock split which increased the number of shares of common stock outstanding from 925,000 to 1,000,000.

ITEM 7.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. See -"Special Note Regarding Forward-Looking Statements."

General

     The Company owns and operates the Casino Resort, a large-scale Venetian-themed hotel, casino, retail, meeting and entertainment complex in Las Vegas, Nevada. The Casino Resort includes the first and only all-suites hotel on the Strip with 3,036 suites; a gaming facility of approximately 116,000 square feet; an enclosed retail, dining and entertainment complex of approximately 445,000 net leasable square feet; and a meeting and conference facility of approximately 500,000 square feet. The Company is party to litigation matters and claims related to its operations and construction of the Casino Resort that could have a material adverse effect on the financial position, results of operations or cash flows of the Company to the extent such litigation is not covered by the Insurance Policy. See "Item 3 - Legal Proceedings."

     The Company was significantly impacted by a decline in tourism following the terrorist attacks of September 11, 2001 as well as an unusually low table games win percentage. Consolidated net revenues for the year ended December 31, 2001 were $523.9 million, representing a decrease of $57.1 million of consolidated net revenues as compared to 2000. Despite the impact of the terrorist attacks, the Company continues to improve operating revenues, due in large part to: (1) forward hotel room and meeting space bookings from conventions and trade shows at the Expo Center and Casino Resort; (2) increase in average daily room rates in all major segments of the Casino Resort's hotel rooms business; (3) a stable recurring revenue stream from the Mall; and (4) successful cost-cutting initiatives. Although the Company continues to recover, the extent to which the events of September 11th will continue to directly or indirectly impact operating results in the future cannot be predicted, nor can the Company predict the extent to which future security alerts and/or additional terrorist attacks may impact operations.

     The Company opened additional attractions at the Casino Resort on October 7, 2001, including the Guggenheim Museum Projects. The Company also began designing, planning, permitting and constructing the Phase IA Addition during 2001. The Phase IA Addition consists of: (1) an approximately 1,000-room hotel tower on top of the Casino Resort's existing parking garage; (2) an approximately 1,000-parking space expansion to the parking garage; and (3) approximately 150,000 square feet of additional convention center space on the Phase II Land. To date, the Company has completed the design of, and has substantially completed the foundation and support systems for, the 1,000-room hotel tower on top of the existing parking garage. Due to the travel disruption to Las Vegas during the fourth quarter of 2001, the Company decided to suspend construction of the Phase IA Addition at that time. Certain designing, planning and permitting of the Phase IA Addition is, however, continuing. The Company is currently exploring financing alternatives to complete construction of the Phase IA Addition, which it estimates will cost approximately $225.0 million to complete.

     The Company has also recently announced its intention (with joint venture partners) to seek a license to operate casinos in Macau, is pursuing the possibility of developing an Internet gaming site and is currently exploring other business opportunities for expansion. See "Item 1 - Business - New Developments."

Critical Accounting Policies and Estimates

     Management has identified the following critical accounting policies that affect the Company's more significant judgments and estimates used in the preparation of the Company's consolidated financial statements. The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates those estimates, including those related to asset impairment, accruals for slot marketing points, self-insurance, compensation and related benefits, revenue recognition, allowance for doubtful accounts, contingencies and litigation. The Company states these accounting policies in the notes to the consolidated financial statements and in relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to the Company and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates.

     The Company believes that the following critical accounting policies affect significant judgments and estimates used in the preparation of its consolidated financial statements:

     The Company recognizes revenue upon occupancy of hotel rooms, as net wins and losses occur in the casino and upon delivery of food, beverage and other services. Cancellation fees for hotel and food and beverage services are recognized as revenue when collection is probable and upon cancellation by the customer as defined by a written contract entered into with the customer. Minimum rental revenues in the Mall and Casino Resort are recognized on a straight-line basis over the terms of the related lease. Percentage rents are recognized in the period in which the tenants exceed their respective percentage rent thresholds. Recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period billed, which approximates the period in which the applicable costs are incurred.

     The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer's financial condition, credit history and current economic conditions. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     The Company maintains accruals for health and workers compensation self-insurance, slot club point redemption and group sales commissions, which are classified in other accrued liabilities in the consolidated balance sheets. Management determines the adequacy of these accruals by periodically evaluating the historical experience and projected trends related to these accruals. If such information indicates that the accruals are overstated or understated, the Company will adjust the assumptions utilized in the methodologies and reduce or provide for additional accruals as appropriate.

     The Company is subject to various claims and legal actions in the ordinary course of business. Some of these matters relate to personal injuries to customers and damage to customers' personal assets. Management estimates guest claims expense and accrues for such liability based upon historical experience in the other accrued liability category in its consolidated balance sheet.

Year Ended December 31, 2001 compared to the Year Ended December 31, 2000

     Operating Revenues

     Consolidated net revenues for the year ended December 31, 2001 were $523.9 million, representing a decrease of $57.1 million when compared with $581.0 million of consolidated net revenues during 2000. The decrease in net revenues was primarily due to a decline in casino revenue, offset by increases in hotel and other revenues.

     Casino revenues were $227.2 million in the year ended December 31, 2001, a decrease of $71.9 million from 2000. The decrease was attributable to several factors, including: (1) an unusually low historical table games win percentage (calculated before discounts) of 15.3% during 2001 as compared to 20.5% during 2000 (the table games win percentage is reasonably predictable over time, but may vary considerably during shorter periods); (2) more stringent table games marketing parameters during 2001 that resulted in decreased table games volume; and (3) decreased visitor traffic to Las Vegas after the terrorist attacks of September 11, 2001. Table games drop (volume) decreased to $966.6 million in the year ended December 31, 2001 from $1,130.0 million during 2000. Slot handle (volume) in the year ended December 31, 2001 decreased to $1,825.1 million from $1,939.6 million reported during 2000, a result of decreased visitor traffic to Las Vegas after September 11, 2001.

     The Casino Resort's average daily room rates increased from $196 in the year ended December 31, 2001 as compared to $182 in 2000. Room revenues during the year ended December 31, 2001 were $204.2 million, representing an increase of $11.9 million when compared to $192.3 million during 2000. The increase in room rates occurred in all major segments of the Casino Resort's hotel rooms business, including the mid-week, group and convention business, and the weekend retail business. The occupancy of available guestrooms was 94.6% during the year ended December 31, 2001 compared to 95.2% during 2000.

     Food and beverage revenues were $62.0 million during the year ended December 31, 2001, representing a decrease of $5.1 million compared to $67.1 million for 2000. The decrease was attributable to lower room occupancy and banquet sales as a result of travel disruption to Las Vegas during the fourth quarter of 2001.

     Mall revenues were $33.5 million during 2001, compared to $29.9 million during 2000. The increase was attributable to higher foot traffic, additional tenants and increased proceeds from rents calculated on tenant gross revenues.

     Retail and other revenues increased $4.2 million, to $73.0 million in 2001 from $68.8 million in 2000. Other revenue includes $5.4 million of group cancellation fees during the year ended December 31, 2001, including $5.2 million during the fourth quarter of 2001, as compared to $1.9 million during all of 2000. In addition, during the fourth quarter of 2001, the Company added $1.0 million to its provision for bad debts as an estimate of settlement losses associated with $1.9 million of uncollected group cancellation fees. The calculation of other revenue for 2001 takes into account an operating loss of $2.1 million from the Art of the Motorcycle exhibition at the Guggenheim Las Vegas Museum. This amount represents the Company's share of the exhibition operating losses during the fourth quarter of 2001. The exhibit opened to the public on October 7, 2001 and the exhibition incurred substantial amounts of pre-opening and advertising costs during its first quarter of operations.

     Operating Expenses

     Operating expenses (including pre-opening, developmental and corporate expenses) were $414.6 million in the year ended December 31, 2001, representing a decrease of $29.6 million when compared to $444.2 million during 2000. The decrease in operating expenses was primarily attributable to lower operating revenues and business volumes in all departments of the Casino Resort and reduced general & administrative costs during 2001. Provision for bad debts for the year ended December 31, 2001 was $20.2 million compared to $19.3 million during 2000. The increase was primarily attributable to estimates of losses associated with hotel receivables and group cancellation fees during the fourth quarter of 2001.

     Mall operating expenses were $20.9 million during 2001 compared to $19.3 million during 2000. The increase in Mall operating expenses was primarily attributable to increased advertising costs during 2001 as compared to 2000.

     Corporate expense was $6.4 million in 2001, compared with $6.3 million in 2000.

     Fixed payment obligations primarily related to the HVAC Plant for the year ended December 31, 2001 were $8.1 million, including $5.9 million for the Casino Resort and $2.2 million for the Mall. Fixed payment obligations were $8.7 million during 2000, including $6.5 million for the Casino Resort and $2.2 million for the Mall. The decrease was primarily attributable to increased allocation of costs to tenants during 2001.

     Interest Income (Expense)

     Interest expense net of amounts capitalized was $110.7 million for 2001, compared to $119.8 million in 2000. Of the net interest expense incurred during 2001, $95.6 million was related to the Casino Resort (excluding the Mall) and $15.1 million was related to the Mall. The decrease in interest expense was attributable to decreases in interest rates on the Company's variable rate debt during 2001 and capitalization of $2.0 million of interest in connection with current construction projects.

     Interest income was $1.4 million and $1.8 million for the years ended December 31, 2001 and 2000, respectively.

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

     Operating Revenues

     Consolidated net revenues for the year ended December 31, 2000 were $581.0 million, representing an increase of $332.5 million when compared with $248.5 million during 1999. The increase in net revenues was due to growth in every revenue segment at the Casino Resort and the longer operating period in 2000.

     Casino revenues for the year ended December 31, 2000 were $299.1 million, representing an increase of $174.9 million when compared with $124.2 million during 1999. The increase in casino revenues at the Casino Resort was primarily a result of the longer operating period in 2000, as well as higher table games and slots volume during comparable periods.

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

     Retail and other revenues increased $39.8 million, from $29.0 million in 1999 to $68.8 million in 2000. The Mall revenues were $29.9 million during 2000, compared to $9.6 million during 1999. The increase in Mall revenues was attributable to completion of leasing of the Mall space and the longer operating period in 2000. Mall occupancy in 2000 was approximately 95% of leaseable space.

     Operating Expenses

     Operating expenses (including pre-opening and corporate expenses) for 2000 were $444.2 million, representing an increase of $199.6 million when compared with $244.6 million for 1999. The increase was primarily due to the longer operating period in 2000, increased casino expenses resulting from higher gaming taxes and marketing expenses on the increased revenues, and an increase in the provision for doubtful accounts. Mall operating expenses were $19.3 million during 2000 compared to $9.2 million during 1999. The increase was attributable to completion of leasing of the Mall space and the longer operating period in 2000.

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

     Fixed payment obligations primarily related to the HVAC Plant for 2000 were $8.7 million, including $6.5 million for the Casino Resort and $2.2 million for the Mall. Fixed payment obligations were $5.5 million during the shorter operating period in 1999, including $4.3 million for the Casino Resort and $1.2 million for the Mall.

     Interest Income (Expense)

     Reflecting the investments in the Hotel, the Casino and Congress Center and the Mall, the Company's debt levels and associated interest costs increased significantly. With the opening of these new facilities, the Company's capitalization of interest costs associated with the construction of the Casino Resort ceased. Interest expense was $119.8 million in 2000, compared to $71.4 million (net of capitalized interest of $31.3 million in 1999). Because construction of the Casino Resort was virtually complete during the fourth quarter of 1999, the Company only capitalized interest of $0.1 million during the year ended December 31, 2000, versus $31.3 million of interest capitalized during the year ended December 31, 1999.

     Interest income was $1.8 million and $2.6 million for the years ended December 31, 2000 and 1999, respectively.

Other Factors Affecting Earnings

     The Company incurred development expenses related to new ventures of $0.4 million during the year ended December 31, 2001. The Company did not incur any such expenses in the year ended December 31, 2000. Since the inception of the Casino Resort project, the Company has expensed $30.6 million for pre-opening activities. Pre-opening expenses include payroll, advertising, professional services and other general and administrative expenses related to the opening of the Casino Resort and other ventures.

     The Company incurred extraordinary charges in 2001 and 2000 of $1.4 million and $2.8 million, respectively, for early retirement of debt related to restructuring of the Company's secured bank credit facility (the "Bank Credit Facility"), and $0.6 million in 1999 related to the take-out financing of the Mall. See "-Liquidity and Capital Resources - New Mall Subsidiary and Transfer of Mall Assets."

     During early 2000, the Company initiated a change to its business strategy as it relates to premium casino customers and marketing to foreign premium casino customers. The Company has generally raised its betting limits for table games to be competitive with other premium resorts on the Strip. There are additional risks associated with this change in strategy, including risk of bad debts, risks to profitability margins in a highly competitive market and the need for additional working capital to accommodate possible higher levels of trade receivables and foreign currency fluctuations associated with collection of trade receivables in other countries. The Company has opened domestic and foreign marketing offices and bank collection accounts in several foreign countries to accommodate this change in business strategy, thereby increasing marketing costs. The Company continually evaluates its costs associated with marketing to the various segments of the premium casino customer market.

Liquidity and Capital Resources

     Cash Flow and Capital Expenditures

     As of December 31, 2001 and December 31, 2000, the Company held cash and cash equivalents of $57.6 million and $45.2 million, respectively. Net cash provided by operating activities for the year ended December 31, 2001 was $50.8 million, compared with $81.0 million for 2000. The Company's operating cash flow in 2001 was negatively impacted as compared to the prior year because of a $71.9 million decrease in casino revenues. Net trade receivables were $57.1 million as of December 31, 2001 and $64.3 million as of December 31, 2000.

     Capital expenditures paid from operating cash flow during the year ended December 31, 2001 were $55.1 million, including expenditures for the Guggenheim Museum Projects and the Phase IA Addition. The Company entered into an agreement during 2001 with a subsidiary of the Solomon R. Guggenheim Foundation to operate the Guggenheim Las Vegas Museum in the Casino Resort. The agreement requires the Company to make certain contributions of capital. In addition to capital expenditures, the Company contributed $9.0 million to the Guggenheim Museum Projects during 2001. Capital expenditures for 2000 were $16.4 million, including a variety of on-going capital improvement projects and $12.2 million for construction of the Casino Resort. The Company expects capital expenditures in 2002 to total approximately $30.0 million (excluding additional Phase IA construction cost). These expenditures for 2002 primarily relate to liquidation of construction payables and commitments related to the Guggenheim Museum Projects, Phase IA Addition design and foundation costs and the continuation of other capital expenditure projects undertaken during 2001.

     Aggregate Indebtedness and Fixed Payment Obligations to the HVAC Provider

     The Company's total long-term indebtedness and fixed payment obligations to the HVAC Provider are summarized by year below:



                                              2002           2003            2004           2005       Thereafter
                                             -------        -------        -------        -------      ----------
   Long -Term Indebtedness
    Mortgage Notes                                --             --        425,000             --             --
    Subordinated Notes                            --             --             --         94,113             --
    Bank Credit Facility                       1,527        190,459             --             --             --
    FF&E Credit Facility                      21,494         21,494         10,747             --             --
    Tranche A Take-out Loan                  105,000             --             --             --             --
    Tranche B Take-out Loan                       --             --         35,000             --             --
    Completion Guaranty Loan                      --             --             --         31,123             --
    Phase II Subsidiary Credit Facility           --          3,933             --             --             --
    Phase II Unsecured Bank Loan               1,092             --             --             --             --

   Fixed Payment Obligations To The
   HVAC Provider

    HVAC Provider fixed payments               7,657          7,657          7,657          7,657         26,799
                                             -------        -------        -------        -------         ------
    Total indebtedness and HVAC fixed
   payment obligations                       136,770        223,543        478,404        132,893         26,799
                                             =======        =======        =======        =======         ======


     During the year ended December 31, 2001, the Company made principal payments of $0.8 million and $21.5 million on the Bank Credit Facility and its credit facility secured by certain furniture, fixtures and equipment (the "FF&E Credit Facility"), respectively. The Company has debt service payments due aggregating $129.1 million during 2002, including: principal payments on (1) the Bank Credit Facility of $1.5 million; (2) the FF&E Credit Facility of $21.5 million; (3) an unsecured bank line of credit for the Phase II Subsidiary (the "Phase II Unsecured Bank Loan") of $1.1 million; and (4) a first priority mortgage loan secured by the Mall (the "Tranche A Take-out Loan") of $105.0 million. Based on current interest rates under the Bank Credit Facility, the FF&E Credit Facility and the Tranche A Take-out Loan, the Company has estimated total interest payments (excluding noncash amortization of debt offering costs) of: (1) approximately $79.5 million during fiscal 2002 for indebtedness secured by the Casino Resort; and (2) approximately $10.5 million during fiscal 2002 for indebtedness secured by the Mall.

     The Company also has fixed payments obligations due during 2002 of $7.7 million under its energy service agreements with the HVAC Provider. The total remaining payment obligation under this arrangement is $57.4 million, payable in equal monthly installments during the period of January 1, 2002 through July 1, 2009. See - "Item 8 - Financial Statements and Supplementary Data - Notes to Financial Statements - Note 13 - Commitments and Contingencies - Energy Services Agreements and Operating Lease Agreements."

     On October 19, 2001, the Phase II Subsidiary entered into a loan agreement providing for a $17.5 million term and revolving loan, with a one time option to increase such loan to $30.0 million (the "Phase II Subsidiary Credit Facility"). The Phase II Subsidiary Credit Facility is secured by the Phase II Land, as well as the Phase II Subsidiary's interest in the Phase II Lease. The Phase II Subsidiary immediately drew $12.5 million for a letter of credit under the revolver portion of the Phase II Subsidiary Credit Facility (the "Letter of
Credit") pursuant to the terms of and to be provided as credit support for the Bank Credit Facility. The Letter of Credit was released in full on February 11, 2002, pursuant to its terms, immediately following the first fiscal quarter period ending after September 30, 2001 in which the Company's consolidated adjusted EBITDA exceeded $30.0 million.

     The Company drew $3.9 million on the Phase II Credit Facility during 2001 and during January 2002, $2.5 million of that amount was repaid. The remaining portion of the Phase II Subsidiary Credit Facility and proceeds from rental payments of $8.0 million per year from Venetian to the Phase II Subsidiary under the Phase II Lease are each available for any Phase II Resort pre-development expenses or may be loaned or distributed by the Phase II Subsidiary to the Company for other liquidity needs.

     For the next twelve months, the Company expects to fund Casino Resort operations, capital expenditures and debt service requirements (excluding the Tranche A Take-out Loan) from existing cash balances, operating cash flow, borrowings under its revolving credit line (the "Revolver") to the extent that funds are available, distributions of excess cash from the New Mall Subsidiary to the extent permitted under the Tranche A Take-out Loan, and loans or distributions of excess cash from the Phase II Subsidiary as a result of rental payments under the Phase II Lease and borrowings under the Phase II Subsidiary Credit Facility. Although there can be no assurance that it will be successful, the Company currently plans to refinance the Tranche A Take-out Loan prior to its due date of December 20, 2002. As of December 31, 2001, all of the Company's $40.0 million Revolver availability was drawn. As of April 1, 2002, the Revolver balance was approximately $32.0 million.

     The Company's existing debt instruments contain certain restrictions that, among other things, limit the ability of the Company and/or certain subsidiaries to incur additional indebtedness, issue disqualified stock or equity interests, pay dividends or make other distributions, repurchase equity interests or certain indebtedness, create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell assets of the Company without prior approval of the lenders or noteholders. Financial covenants included in the Bank Credit Facility and FF&E Credit Facility include a minimum fixed charge ratio, maximum leverage ratio, minimum consolidated adjusted EBITDA standard, minimum equity standard and maximum capital expenditures standard. The financial covenants in the Bank Credit Facility and the FF&E Credit Facility involving EBITDA are applied on a rolling four quarter basis, and the Company's compliance with financial covenants can be temporarily affected if the Company experiences a decline in hotel occupancy or room rates, or an unusually low win percentage in a particular quarter, which is not offset in subsequent quarters or by other results of operations. As a result of these fluctuations, no assurance can be given that the Company will be in compliance with its financial covenants. See "Item 8 - Financial Statements and Supplementary Data - Notes to Financial Statements - Note 8 Long-Term Debt."

     The Company was challenged to meet these covenant tests in 2001 for certain quarters during the rolling measurement period due to an extremely low win percentage and reduced travel to Las Vegas during the fourth quarter of 2001 because of the September 11th terrorist attacks. These covenants allow the Principal Stockholder to increase EBITDA for measurement purposes by issuing a standby letter of credit to the Company's lenders. The covenants also allow the New Mall Subsidiary and the Phase II Subsidiary, subject to certain limitations, to make distributions to LVSI which would increase EBITDA for debt covenant measurement purposes.

     During the fourth quarter of 2001, the Company entered into a limited waiver amendment to the Bank Credit Facility and FF&E Credit Facility to obtain a waiver with respect to the minimum consolidated adjusted EBITDA requirement. During February 2002, the New Mall Subsidiary paid a 7.0 million distribution to Venetian.

     The Company expects to be challenged to meet certain of its covenant tests in the first quarter of 2002 due to the carry-over effects that the extremely low win percentage for certain of its fiscal 2001 quarters will have on the rolling measurement period. The Company has certain options available to it in the event that it needs to seek a cure in order to meet such covenants, including the ability to draw down on the Phase II Subsidiary Credit Facility, make distributions of excess cash from the Mall under the terms of the Tranche A Take-out Loan or the negotiation with its lenders of further waivers for debt covenant violations in 2002. The Company anticipates that ultimately its win percentage will return to normal levels and that it will no longer need to rely on the various cures and waivers described above.

     In order for the Company to be able to resume construction and complete the Phase IA Addition, the Company and/or the Phase II Subsidiary would need to incur additional indebtedness. Depending upon the structure of such indebtedness, this may require the consent of certain existing lenders and modifications to certain existing lender financial covenants. The current estimated cost to complete the Phase IA Addition is approximately $225.0 million.

     The Company is also currently in active discussions to consider refinancing all or a portion of its outstanding indebtedness, including the Tranche A
Take-out Loan. This review is taking into account the cost to refinance all outstanding indebtedness, current interest rates, collateral arrangements and the ability to raise additional funds to fund on-going and upcoming projects discussed in "Item 1 - Business - New Developments" above. The Company has not yet entered into any definitive agreements for a refinancing and no assurance can be given that refinancing for some or all of such outstanding indebtedness will be available, or that such a refinancing will be on terms that will be favorable to the Company.

     If the Company is required to pay certain significant contested construction costs (See "-Litigation Contingencies and Available Resources"), or if the Company is unable to meet its debt service requirements, the Company will seek, if necessary and to the extent permitted under its indentures and the terms of the Bank Credit Facility and the FF&E Credit Facility or any other debt instruments then outstanding, additional financing through bank borrowings or debt or equity financings. Also, there can be no assurance that new business developments or unforeseen events will not occur resulting in the need to raise additional funds. There also can be no assurance that additional or replacement financing, if needed, will be available to the Company, and, if available, that the financing will be on terms favorable to the Company, or that the Principal Stockholder or any of his affiliates will provide any such financing.

     Litigation Contingencies and Available Resources

     The Company is a party to certain litigation matters and claims related to the construction of the Casino Resort. If the Company is required to pay any of the Construction Manager's contested construction costs (the "Contested Construction Costs") which are not covered by the Insurance Policy, the Company may use cash received from the following sources to fund such costs: (i) the LD Policy; (ii) the Construction Manager, Bovis and P&O pursuant to the Construction Management Contract, the Bovis Guaranty and the P&O Guaranty, respectively; (iii) third parties, pursuant to their liability to the Company under their agreements with the Company; (iv) amounts received from the Phase II Subsidiary for shared facilities designed and constructed to accommodate the operations of the Casino Resort and the Phase II Resort, (v) the Principal Stockholder, pursuant to his liability under the Completion Guaranty; (vi) borrowings under the Revolver; (vii) additional debt or equity financings; and
(viii) operating cash flow. The Principal Stockholder has remaining liability of approximately $5.0 million under the Completion Guaranty to fund excess construction costs (which liability is collateralized with cash and cash equivalents), provided that there is no cap on the Principal Stockholder's liability for excess construction costs due to scope changes. If the Company were required to pay substantial Contested Construction Costs, and if it were unable to raise or obtain the funds from the sources described above, there could be a material adverse effect on the Company's financial position, results of operations or cash flows.

     New Mall Subsidiary and Transfer of Mall Assets and Related Assets

     On November 12, 1999, Grand Canal Shops Mall Construction, LLC transferred the Mall and related assets (the Mall and such assets, collectively, the "Mall Assets") to its subsidiary, Grand Canal Shops Mall, LLC (the "Mall Subsidiary"). Upon such transfer, the Mall Assets were released as security to the holders of the Company's 12 1/4 % Mortgage Notes due 2004 (the "Mortgage Notes") and for the indebtedness under the Bank Credit Facility, the indebtedness under a $140.0 million mall construction loan facility (the "Mall Construction Loan Facility") was assumed by the Mall Subsidiary and all entities comprising the Company, other than the Mall Subsidiary, were released from all obligations under the Mall Construction Loan Facility.

     On December 20, 1999, the Mall Construction Loan Facility was paid off in full with the proceeds of (a) the Tranche A Take-out Loan, made by Goldman Sachs Mortgage Company, the Bank of Nova Scotia and other lenders (collectively, the Tranche A Take-out Lender") and (b) a $35.0 million second priority take-out loan (the "Tranche B Take-out Loan" and, together with the Tranche A Take-out Loan, the "Mall Take-out Financing") made by an entity wholly-owned by the Principal Stockholder (the "Tranche B Take-out Lender"). The Mall Take-out
Financing is secured by a $20.0 million guaranty made by the Principal Stockholder (the "Mall Take-out Guaranty"). The annual interest rate on the Tranche A Take-out Loan is 350 basis points over 30 day LIBOR. The Tranche A Take-out Loan is due in full on December 20, 2002 and no principal payments are due thereunder until such date. The Company currently plans to refinance the Tranche A Take-out Loan prior to its due date, however, no assurance can be given that refinancing for such indebtedness will be available to the Company prior to this date. The Tranche B Take-out Loan bears interest at 14% per annum. The initial maturity date is December 20, 2004 with a right of extension to December 20, 2007. No principal payments are due until maturity. Also on December 20, 1999, the Mall Assets were transferred from the Mall Subsidiary to the New Mall Subsidiary, the obligor under the Mall Take-out Financing.

     Because the New Mall Subsidiary is not a guarantor of any indebtedness of the Company (other than the Mall Take-out Financing), creditors of the Company (including the holders of the Notes but excluding creditors of the New Mall Subsidiary) do not have a direct claim against the Mall Assets. As a result, indebtedness of the entities comprising the Company other than the New Mall Subsidiary (including the Notes) is now, with respect to the Mall Assets, effectively subordinated to indebtedness of the New Mall Subsidiary. The New Mall Subsidiary is not restricted by any of the debt instruments of LVSI, Venetian or the Company's other subsidiary guarantors (including its indentures) from incurring any indebtedness. The terms of the Tranche A Take-out Loan prohibit the New Mall Subsidiary from paying dividends or making distributions to any of the other entities comprising the Company unless payments under the Tranche A Take-out Loan are current, and, with certain limited exceptions, prohibit the New Mall Subsidiary from making any loans to such entities. Any additional indebtedness incurred by the New Mall Subsidiary may include additional restrictions on the ability of the New Mall Subsidiary to pay any such dividends and make any such distributions or loans.

     Phase II Resort and Transfer of Phase II Land

     If the Phase II Subsidiary determines to construct the Phase II Resort, the Phase II Subsidiary will be required to raise substantial debt and/or equity financings. Currently, there are no commitments to fund the hard construction costs of the Phase II Resort. Approximately 14-acres of the Phase II Land was transferred to the Phase II Subsidiary in 1998. On December 31, 1999, an additional 1.75 acres of land were contributed indirectly by the Principal Stockholder to the Phase II Subsidiary. The development of the Phase II Resort may require obtaining additional regulatory approvals. The Company has not yet set a date to begin construction of the Phase II Resort.

     The Phase II Subsidiary has outstanding project payables in the amount of $3.2 million to be funded from future equity contributions or borrowings by the Phase II Subsidiary. During the first quarter of 2001, the Phase II Subsidiary borrowed $1.1 million under the Phase II Unsecured Bank Loan, which is due and payable on July 15, 2002. The proceeds were used to fund payments of Phase II Subsidiary operating costs.

     Because the Phase II Subsidiary is not a guarantor of the Company's indebtedness, creditors of the Company (including the holders of the Notes) do not have a direct claim against the assets of the Phase II Subsidiary. As a result the existing indebtedness of the Company (including the Notes) is, with respect to these assets, effectively subordinated to indebtedness of the Phase II Subsidiary. The Phase II Subsidiary is not subject to any of the restrictive covenants of the debt instruments of the Company (including, without limitation, the covenants with respect to the limitations on indebtedness and restrictions on the ability to pay dividends or to make distributions or loans to the Company and its subsidiaries). Any indebtedness to be incurred by the Phase II Subsidiary in addition to the Phase II Subsidiary Credit Facility may include material restrictions on the ability of the Phase II Subsidiary to pay dividends or make distributions or loans to the Company and its subsidiaries.

     The debt instruments of the Company limit the ability of LVSI, Venetian or any of their subsidiaries to guarantee or otherwise become liable for any indebtedness of the Phase II Subsidiary. Such debt instruments also restrict the sale or other disposition by the Company and its subsidiaries of capital stock of the Phase II Subsidiary, including the sale of any such capital stock to the Principal Stockholder or any affiliate of the Principal Stockholder. In addition, prior to commencement of construction of the Phase II Resort, Venetian has the right to approve the plans and specifications for the Phase II Resort.

Risk Related to the Subordination Structure of the Mortgage Notes

     The Mortgage Notes represent senior secured debt obligations of LVSI and Venetian, secured by second priority liens on the collateral securing the Mortgage Notes (the "Note Collateral"). However, the guarantees of the Mortgage Notes by its subsidiaries, Mall Intermediate Holding Company, LLC and Lido Intermediate Holding Company, LLC, each a special purpose entity which is a wholly-owned subsidiary of LVSI and Venetian (collectively, the "Subordinated Guarantors"), are unsecured, subordinated debt obligations of such guarantors. The structure of these guarantees present certain risks for holders of the Mortgage Notes. For example, if the Note Collateral were insufficient to pay the debt secured by such liens, or such liens were found to be invalid, then holders of the Mortgage Notes would have a senior claim against any remaining assets of LVSI and Venetian. In contrast, because of the subordination provision with respect to the Subordinated Guarantors, holders of the Mortgage Notes will always be fully subordinated to the claims of holders of senior indebtedness of the Subordinated Guarantors.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133") entitled "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If specific conditions are met, a derivative may be specifically designated as a hedge of specific financial exposures. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and, if used in hedging activities, on its effectiveness as a hedge. SFAS 133 as amended is effective for all fiscal quarters of fiscal years beginning after December 31, 2000. SFAS 133 should not be applied retroactively to financial statements of prior periods. The Company adopted SFAS 133 on January 1, 2001.

     Effective in the fourth quarter of 2000 and the first quarter of 2001, the Company adopted Emerging Issues Task Force Issue 00-14 ("EITF 00-14") and Emerging Issues Task Force Issue 00-22 ("EITF 00-22"), respectively. EITF 00-14 and EITF 00-22 require that cash discounts and other cash incentives related to gaming play be recorded as a reduction of gross casino revenues. EITF 00-14 and EITF 00-22 also require that prior periods be restated to conform to this presentation. The Company previously recorded such discounts as an operating expense and has reclassified prior period amounts, which has no effect on previously reported net income. In connection with the adoption of EITF 00-14 in the fourth quarter of 2000, the Company reclassified $6.1 million of such discounts in the 1999 financial statements. In connection with the adoption of EITF 00-22 in the first quarter of 2001, the Company reclassified $6.1 million and $3.3 million of such discounts in the 2000 and 1999 financial statements, respectively.

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141 ("SFAS 141"), entitled "Business Combination," and Statement No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 provides as follows: (a) use of the pooling-of-interests method is prohibited for business combinations initiated after June 30, 2001; and (b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001 that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized.

     In August 2001, the Financial Accounting Standards Board issued Statement No. 143 ("SFAS 143"), "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". The objective of SFAS 143 is to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002.

     In October 2001, the Financial Accounting Standards Board issued Statement No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

     The Company is currently evaluating the provisions of SFAS 141, SFAS 142, SFAS 143 and SFAS 144 and does not anticipate that the effects of these changes will have an impact on the Company's financial position or results of operations.

Special Note Regarding Forward-Looking Statements

     Certain statements in this section and elsewhere in this Annual Report on Form 10-K (as well as information included in oral statements or other written statements made or to be made by the Company) constitute "forward-looking statements." Such forward-looking statements include the discussions of the business strategies of the Company and expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, in certain portions of this Form 10-K, the words: "anticipates", "believes", "estimates", "seeks", "expects", "plans", "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks associated with entering into new construction and new ventures, including the Phase IA Addition and the Macau joint venture, increased competition and other planned construction in Las Vegas, including the opening of a new casino resort on the site of the former Desert Inn and upcoming increases in meeting and convention space, the completion of infrastructure projects in Las Vegas, government regulation of the casino industry, including gaming license approvals and regulation in foreign jurisdictions, the legalization of gaming in certain jurisdictions, such as Native American reservations in the States of California and New York and regulation of gaming on the Internet, leverage and debt service (including sensitivity to fluctuations in interest rates and other capital markets trends), uncertainty of casino spending and vacationing at casino resorts in Las Vegas, disruptions or reductions in travel to Las Vegas, the September 11, 2001 attacks and any future terrorist incidents, fluctuations in occupancy rates and average daily room rates in Las Vegas, demand for all-suites rooms, the popularity of Las Vegas as a convention and trade show destination, insurance risks (including the risk that the Company will not be able to obtain coverage against acts of terrorism or will only be able to obtain such coverage at significantly increased rates), litigation risks, including the outcome of the pending disputes with the Construction Manager and its subcontractors, and general economic and business conditions which may impact levels of disposable income, consumer spending and pricing of hotel rooms.

ITEM 7A. --QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company's primary exposure to market risk is interest rate risk associated with its long-term debt. The Company attempts to manage its interest rate risk by managing the mix of its long-term fixed-rate borrowings and variable rate borrowings, and by use of interest rate cap and floor agreements. The ability to enter into interest rate cap and floor agreements allows the Company to manage its interest rate risk associated with its variable rate debt.

     The Company does not hold or issue financial instruments for trading purposes and does not enter into deliverable transactions that would be considered speculative positions. The Company's derivative financial instruments consist exclusively of interest rate cap and floor agreements. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense.

     To manage exposure to counterparty credit risk in interest rate cap and floor agreements, the Company enters into agreements with highly-rated institutions that can be expected to fully perform under the terms of such agreements. Frequently, these institutions are also members of the bank group providing the Company's credit facility, which management believes further minimizes the risk of nonperformance.

     The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates.


                                                                                                                  FAIR
                                         2002           2003           2004           2005           TOTAL        VALUE(1)
                                        ------         ------         ------         ------         ------        --------
                                                                  (Dollars In Millions)

LIABILITIES
Short-term debt
   Variable rate                        $129.1             --             --             --         $129.1         $129.1
     Average interest rate (2)            5.0%             --             --             --           5.0%             --
Long-term debt
   Fixed rate                               --             --         $460.0         $125.2         $585.2         $602.0
     Average interest rate (2)              --             --          13.1%          14.3%          13.7%             --
   Variable rate                            --         $215.9         $ 10.7             --         $226.6         $228.6
     Average interest rate (2)              --           5.7%           5.8%             --           5.8%             --

----------
(1) The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of the Company's publicly traded debt.
(2) Based upon contractual interest rates for fixed rate indebtedness or current LIBOR rates for variable rate indebtedness.

     Foreign currency translation gains and losses were not material to the Company's results of operations for the year ended December 31, 2001.

     See also "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "
Item 8 - Financial Statements and Supplementary Data - Notes to Financial Statements - Note 8 Long-Term Debt."

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS






Financial Statements:

Report of Independent Accountants.......................................37

Consolidated Balance Sheets at December 31, 2001 and 2000...............38

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2001...................................39

Consolidated Statements of Stockholder's Equity (Deficit) for
each of the three years in the period ended December 31, 2001...........40

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001...................................41

Notes to Financial Statements...........................................42

Financial Statement Schedules:
    Report of Independent Accountants...................................73
    Schedule II - Valuation and Qualifying Accounts.....................74


The financial information included in the financial statement schedule should be read in conjunction with the consolidated financial statements. All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or the notes thereto.

                        Report of Independent Accountants



To the Directors and Stockholder of Las Vegas Sands, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholder's equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Las Vegas Sands, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As more fully described in Note 1, the Company has restated previously reported net income (loss) for the years ended December 31, 2000 and 1999 to include preferred return on preferred stock of a subsidiary.


PricewaterhouseCoopers LLP

Las Vegas, Nevada
February 1, 2002

                                           LAS VEGAS SANDS, INC.
                                        Consolidated Balance Sheets
                                          (Dollars in thousands)


                                                                                         December 31,
                                                                                    2001           2000
                                                                                -----------    -----------
ASSETS
Current assets:
    Cash and cash equivalents ...............................................   $    54,936    $    42,606
    Restricted cash and investments .........................................         2,646          2,549
    Accounts receivable, net ................................................        57,092         64,328
    Inventories .............................................................         4,747          3,868
    Prepaid expenses ........................................................         3,862          3,672
                                                                                -----------    -----------
Total current assets ........................................................       123,283        117,023

Property and equipment, net .................................................     1,096,307      1,062,093
Deferred offering costs, net ................................................        18,989         22,314
Other assets, net ...........................................................        33,207         30,955
                                                                                -----------    -----------
                                                                                $ 1,271,786    $ 1,232,385
                                                                                ===========    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
    Accounts payable ........................................................   $    36,353    $    23,835
    Construction payables ...................................................        26,115          6,212
    Construction payables-contested .........................................         7,232          7,232
    Accrued interest payable ................................................        10,008         13,277
    Other accrued liabilities ...............................................        70,035         76,735
    Current maturities of long-term debt ....................................       129,113         50,119
                                                                                -----------    -----------
Total current liabilities ...................................................       278,856        177,410

Other long-term liabilities .................................................         3,274         10,494
Long-term debt ..............................................................       745,746        801,222
Long-term subordinated loans payable to Principal Stockholder ...............        66,123         62,071
                                                                                -----------    -----------
                                                                                  1,093,999      1,051,197
                                                                                -----------    -----------
Redeemable Preferred Interest in Venetian Casino Resort, LLC,
    a wholly owned subsidiary ...............................................       188,778        168,012
                                                                                -----------    -----------
Commitments and contingencies

Stockholder's equity (Deficit):
    Common stock, $.10 par value, 3,000,000 shares authorized, 925,000 shares
       issued and outstanding ...............................................            92             92
    Capital in excess of par value (2000, as restated) ......................       140,768        140,768
    Accumulated deficit since June 30, 1996 (2000, as restated) .............      (151,851)      (127,684)
                                                                                -----------    -----------
                                                                                    (10,991)        13,176
                                                                                -----------    -----------
                                                                                $ 1,271,786    $ 1,232,385
                                                                                ===========    ===========


----------
The accompanying notes are an integral part of these consolidated financial statements.


                                                   LAS VEGAS SANDS, INC.
                                           Consolidated Statements of Operations
                                           (In thousands, except per share data)



                                                                                           Year Ended December 31,

                                                                                   2001            2000           1999
                                                                                -----------    -----------    -----------
Revenues:
   Casino ...................................................................   $   227,240    $   299,083    $   124,161
   Rooms ....................................................................       204,242        192,327         89,585
   Food and beverage ........................................................        61,977         67,052         30,786
   Retail and other .........................................................        73,034         68,804         28,966
                                                                                -----------    -----------    -----------
                                                                                    566,493        627,266        273,498
Less-promotional allowances .................................................       (42,594)       (46,296)       (25,045)
                                                                                -----------    -----------    -----------
   Net revenues .............................................................       523,899        580,970        248,453
                                                                                -----------    -----------    -----------
Operating expenses:
   Casino ...................................................................       139,936        163,157         69,664
   Rooms ....................................................................        50,039         49,618         25,532
   Food and beverage ........................................................        29,630         32,627         19,134
   Retail and other .........................................................        32,302         29,406         11,581
   Provision for doubtful accounts ..........................................        20,198         19,252         13,655
   General and administrative ...............................................        86,887         93,413         50,450
   Corporate expense ........................................................         6,376          6,275          2,510
   Rental expense ...........................................................         8,074          8,727          5,485
   Pre-opening and developemental expense ...................................           355           --           21,484
   Depreciation and amortization ............................................        40,823         41,722         25,145
                                                                                -----------    -----------    -----------
                                                                                    414,620        444,197        244,640
                                                                                -----------    -----------    -----------

Operating income ............................................................       109,279        136,773          3,813

Other income (expense):
  Interest income ...........................................................         1,385          1,771          2,551
  Interest expense, net of amounts capitalized ..............................      (101,724)      (111,026)       (71,235)
  Interest expense on indebtedness to Principal Stockholder .................        (9,020)        (8,781)          (163)
  Other income (expense) ....................................................        (1,938)          --             --
                                                                                -----------    -----------    -----------
Income (loss) before preferred return and extraordinary item ................        (2,018)        18,737        (65,034)
  Preferred return on Redeemable Preferred Interest in Venetian Casino
   Resort, LLC (2000 and 1999, as restated) .................................       (20,766)       (18,482)       (14,399)
                                                                                -----------    -----------    -----------
Income (loss) before extraordinary item (2000 and 1999, as restated) ........       (22,784)           255        (79,433)

  Extraordinary item-loss on early retirement of debt .......................        (1,383)        (2,785)          (589)
                                                                                -----------    -----------    -----------
Net income (loss)(2000 and 1999, as restated) ...............................   $   (24,167)   $    (2,530)   $   (80,022)
                                                                                ===========    ===========    ============
Basic and diluted income (loss) per share before extraordinary item .........   $    (22.78)   $      0.26    $    (79.43)
                                                                                ===========    ===========    ============
Basic and diluted loss per share ............................................   $    (24.17)   $     (2.53)   $    (80.02)
                                                                                ===========    ===========    ============


---------- The accompanying notes are an integral part of these consolidated financial statements.




                                                  LAS VEGAS SANDS, INC.
                                      Consolidated Statements of Stockholder's Equity (Deficit)
                                                  (Dollars in thousands)






                                                           Common Stock
                                                     --------------------------
                                                                                Capital in
                                                     Number                      Excess of      Accumulated
                                                     Shares           Amount     Par Value        Deficit        Total
                                                     -------------------------------------------------------------------
                                                                                 As Restated (1998-2000)
                                                                                 -----------------------

Balance at December 31, 1998 .....................       925,000   $        92   $   112,977   $   (45,132)  $    67,937
Capital contributions ............................          --            --          27,791          --          27,791
Net loss .........................................          --            --            --         (80,022)      (80,022)
                                                     -----------   -----------   -----------   -----------   -----------
Balance at December 31, 1999 .....................       925,000            92       140,768      (125,154)       15,706
Net loss .........................................          --            --            --          (2,530)       (2,530)
                                                     -----------   -----------   -----------   -----------   -----------
Balance at December 31, 2000 .....................       925,000            92       140,768      (127,684)       13,176
Net loss .........................................          --            --            --         (24,167)      (24,167)
                                                     -----------   -----------   -----------   -----------   -----------
Balance at December 31, 2001 .....................       925,000   $        92   $   140,768   $  (151,851)  $   (10,991)
                                                     ===========   ===========   ===========   ===========   ===========



----------
The accompanying notes are an integral part of these consolidated financial statements.



                                                   LAS VEGAS SANDS, INC.
                                           Consolidated Statements of Cash Flows
                                                  (Dollars in thousands)



                                                                                         Year Ended December 31,
                                                                                   2001           2000            1999
                                                                                -----------    -----------    -----------
Cash flows from operating activities:
Net income (loss)(2000 and 1999, as restated).................................  $    24,167)   $    (2,530)   $   (80,022)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
        Depreciation and amortization ........................................       40,823         41,722         25,145
        Amortization of debt offering costs and original issue discount ......        8,691          8,502          7,569
        Non-cash preferred return on Redeemable Preferred Interest in
          Venetian (2000 and 1999, as restated) ..............................       20,766         18,482         14,399
        Loss on early retirement of debt .....................................        1,383          2,785            589
        Non-cash interest on completion guaranty loan ........................        4,052          3,568           --
        Provision for doubtful accounts ......................................       20,198         19,252         13,655
        Interest earned on restricted investments ............................         --             --             --
        Changes in operating assets and liabilities:
          Accounts receivable ................................................      (12,962)       (40,377)       (56,748)
          Inventories ........................................................         (879)           648         (4,443)
          Prepaid expenses ...................................................         (190)           400         (4,070)
          Other assets .......................................................       (2,252)       (19,433)       (10,141)
          Accounts payable ...................................................       12,518          5,707         17,863
          Accrued interest payable ...........................................       (3,269)           787          3,421
          Other accrued liabilities ..........................................      (13,920)        41,504         42,720
                                                                                -----------    -----------    -----------
Net cash provided by (used in) operating activities ..........................       50,792         81,017        (30,063)
                                                                                -----------    -----------    -----------
Cash flows from investing activities:
(Increase) decrease in restricted cash .......................................          (97)         8,431        122,956
Capital expenditures .........................................................      (55,134)       (16,409)          --
Construction of Casino Resort ................................................         --          (12,180)      (319,106)
                                                                                -----------    -----------    -----------
Net cash used in investing activities ........................................      (55,231)       (20,158)      (196,150)
                                                                                -----------    -----------    -----------
Cash flows from financing activities:

Proceeds from capital contributions ..........................................         --             --           16,000
Proceeds from preferred interest in Venetian .................................         --             --           44,431
Repayments on mall construction loan facility ................................         --             --         (140,000)
Proceeds from mall construction loan facility ................................         --             --           37,287
Proceeds from mall-tranche A take-out Loan ...................................         --             --          105,000
Proceeds from mall-tranche B take-out Loan ...................................         --             --           35,000
Proceeds from completion guaranty loan .......................................         --             --           23,503
Repayments on bank credit facility-tranche A term loan .......................     (103,125)       (35,625)       (11,250)
Proceeds from bank credit facility-tranche A term loan .......................         --             --           34,000
Repayments on bank credit facility-tranche B term loan .......................      (49,750)          (250)          --
Proceeds from bank credit facility-tranche B term loan .......................         --           50,000           --
Repayments on bank credit facility-tranche C term loan .......................       (5,750)          --             --
Proceeds from bank credit facility-tranche C term loan .......................        5,750           --             --
Repayments on bank credit term facility ......................................         (764)          --             --
Proceeds from bank credit term facility ......................................      152,750           --             --
Repayments on bank credit facility-revolver ..................................      (18,000)       (50,160)       (10,231)
Proceeds from bank credit facility-revolver ..................................       58,000         11,000         40,506
Repayments on FF&E credit facility ...........................................      (21,494)       (16,609)        (5,862)
Proceeds from FF&E credit facility ...........................................         --             --           83,842
Proceeds from Phase II Subsidiary credit facility ............................        3,933           --             --
Proceeds from Phase II Subsidiary unsecured bank loan ........................        1,092           --             --
Payments of deferred offering costs ..........................................       (5,873)        (2,861)        (2,046)
                                                                                -----------    -----------    -----------
Net cash provided by (used in) financing activities ..........................       16,769        (44,505)       250,180
                                                                                -----------    -----------    -----------
Increase in cash and cash equivalents ........................................       12,330         16,354         23,967
Cash and cash equivalents at beginning of year ...............................       42,606         26,252          2,285
                                                                                -----------    -----------    -----------
Cash and cash equivalents at end of year .....................................  $    54,936    $    42,606    $    26,252
                                                                                ===========    ===========    ===========
Supplemental disclosure of cash flow information:
  Cash payments for interest .................................................  $   106,150    $   106,143    $    91,611
                                                                                ===========    ===========    ===========

Non-cash investing and financing activities:
Contribution of land by Principal Stockholder ................................  $      --      $      --      $    11,791
                                                                                ===========    ===========    ===========
Non-cash interest on completion guaranty loan ................................  $     4,052    $     3,568    $      --
                                                                                ===========    ===========    ===========
Property and equipment asset acquisitions included in accounts payable .......  $    33,347    $    13,444    $    17,410
                                                                                ===========    ===========    ===========

----------
The accompanying notes are an integral part of these consolidated financial statements.


LAS VEGAS SANDS, INC.
Notes to Financial Statements

Note 1 - Organization and Business of Company

     Las Vegas Sands, Inc. ("LVSI") is a Nevada corporation. On April 28, 1989, LVSI commenced gaming operations in Las Vegas, Nevada, by acquiring the Sands Hotel and Casino (the "Sands"). On June 30, 1996, LVSI closed the Sands and subsequently demolished the facility in order to construct a planned two-phase hotel-casino resort. The first phase of the hotel-casino resort (the "Casino Resort") includes 3,036 suites, casino space approximating 116,000 square feet, approximately 500,000 square feet of convention space, and approximately 475,000 gross leasable square feet of retail shops and restaurants. In connection with the closing of the Sands, LVSI effected a quasi-reorganization (Note 3).

     The consolidated financial statements include the accounts of LVSI and its wholly owned subsidiaries (the "Subsidiaries"), including Venetian Casino Resort, LLC ("Venetian"), Grand Canal Shops Mall, LLC (the "Mall Subsidiary"), Grand Canal Shops Mall Subsidiary, LLC (the "New Mall Subsidiary"), Lido Casino Resort, LLC (the "Phase II Subsidiary"), Mall Intermediate Holding Company, LLC ("Mall Intermediate"), Grand Canal Shops Mall Construction, LLC ("Mall Construction"), Lido Intermediate Holding Company, LLC ("Lido Intermediate"), Grand Canal Shops Mall Holding Company, LLC, Grand Canal Shops Mall MM Subsidiary, Inc., Lido Casino Resort Holding Company, LLC, Grand Canal Shops Mall MM, Inc. and Lido Casino Resort MM, Inc. (collectively, and including all other direct and indirect subsidiaries of LVSI, the "Company"). Each of LVSI and the Subsidiaries is a separate legal entity and the assets of each such entity are intended to be available only to the creditors of such entity.

     Venetian was formed on March 20, 1997 to own and operate certain portions of the Casino Resort. LVSI is the managing member and owns 100% of the common voting equity in Venetian. The entire preferred interest in Venetian is owned by Interface Group Holding Company, Inc. ("Interface Holding"), which is wholly owned by LVSI's Principal stockholder (the "Principal Stockholder") (Note 9).

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

     The Casino Resort is physically connected to the approximately 1.15 million square foot Sands Expo and Convention Center (the "Expo Center"). Interface Group-Nevada, Inc. ("IGN"), the owner of the Expo Center, is beneficially owned by the Principal Stockholder. Venetian, the New Mall Subsidiary and IGN transact business with each other and are parties to certain agreements. The nature of such transactions and the amounts involved are disclosed in the notes to the financial statements.

     Restatement of Previously Reported Amounts

     As more fully described above, Interface Holding (an entity controlled by LVSI's principal stockholder) owns a redeemable preferred interest in LVSI's wholly owned subsidiary, Venetian. The preferred return on the redeemable preferred interest has not been paid, but it has been accrued by the Company each year and historically accounted for as a charge against capital. Under guidance by the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board, dividends on a subsidiary's preferred stock should be reflected as a minority interest and recognized as a charge against income.

      The Company has recognized the preferred return as a charge against income in the accompanying 2001 financial statements, and has restated certain income statement items, capital in excess of par value and accumulated deficit for the years ended December 31, 2000 and 1999 to include the preferred return, which amounts were $18.5 million and $14.4 million, respectively. Accumulated deficit as of December 31, 1998 has also been restated for the cumulative effect of years prior to 1999, which amount was $13.6 million. The restatement has no impact on the previously reported carrying balances of the redeemable preferred interest, or on the previously reported financial position of the Company. In addition, because such preferred return was deducted from income available to common stockholders in calculating earnings per share, the restatement has no impact on previously reported amounts for earnings per share.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 2 - Summary of Significant Accounting Policies

Principals of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany balances and transactions have been eliminated.

Significant Accounting Policies and Estimates

     The preparation of the consolidated financial statements in accordance with generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates those estimates, including those related to asset impairment, accruals for slot marketing points, self-insurance, compensation and related benefits, revenue recognition, allowance for doubtful accounts, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     Management reviews assets for possible impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets exceeds their fair value. Impairment losses are recognized when estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition are less than their carrying amounts. See
Note   3   for   adjustment   of   carrying   values   as  a   result   of   the
quasi-reorganization.

Capitalized Interest

     Interest costs associated with major construction projects are capitalized. Interest is capitalized on amounts expended on the Casino Resort using the weighted-average cost of the Company's outstanding borrowings. Capitalization of interest ceases when the project is substantially complete.

Pre-opening and Developmental Costs

     Pre-opening  and  developmental   costs,   representing   primarily  direct
personnel and other costs incurred prior to the opening of the Casino Resort and other new ventures are expensed as incurred.

Debt Discount and Deferred Offering Costs

       Debt discount and offering costs are amortized based on the terms of the related debt instruments using the straight-line method, which approximates the effective interest method.

Per Share Data

     Basic and diluted loss per share are calculated based upon the weighted average number of shares outstanding. As further described in Note 10, in the first quarter of 2002, the Company completed a stock split whereby the number of common shares outstanding was increased to 1,000,000 from 925,000. Accordingly, all earnings per share calculations have been adjusted to retroactively give effect to the increase in shares outstanding to 1,000,000.

Revenue Recognition

      The Company recognizes revenue when persuasive evidence of an arrangement exists, performance of the service or delivery of the product has occurred, the sales price is fixed or determinable and collectibility is probable.

     Casino Revenue and Promotional Allowances

     Casino revenue is the aggregate of gaming wins and losses. Effective in the fourth quarter of 2000 and the first quarter of 2001, the Company adopted Emerging Issues Task Force Issue 00-14 ("EITF 00-14") and Emerging Issues Task Force Issue 00-22 ("EITF 00-22"), respectively. EITF 00-14 and EITF 00-22 require that cash discounts and other cash incentives related to gaming play be recorded as a reduction of gross casino revenues. EITF 00-14 and EITF 00-22 also require that prior periods be restated to conform to this presentation. The
Company previously recorded such discounts as an operating expense and has reclassified prior period amounts, which has no effect on previously reported net income. In connection with the adoption of EITF 00-22 in the first quarter of 2001, the Company reclassified $6.1 million and $3.3 million of such discounts in the 2000 and 1999 financial statements, respectively. In addition, the retail value of accommodations, food and beverage, and other services furnished to hotel/casino guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated departmental cost of providing such promotional allowances is included primarily in casino operating expenses as follows (in thousands):


                                                            Cost
                                                        December 31,
                                     ----------------------------------------------------
                                           2001              2000             1999
                                           ----              ----             ----
          Food and Beverage                $   9,357        $   10,391       $     7,126
          Rooms                                6,996             7,956             5,077
          Other                                1,752             1,904               836
                                     ---------------   ---------------   ---------------
                                          $   18,105        $   20,251         $  13,039
                                     ===============   ===============   ===============


      The estimated retail value of such promotional allowances is included in operating revenues as follows (in thousands):


                                                           Revenue
                                                        December 31,
                                     ----------------------------------------------------
                                           2001              2000             1999
                                           ----              ----             ----
          Food and Beverage               $   14,749        $   16,053         $   8,265
          Rooms                               25,828            27,421            15,445
          Other                                2,017             2,822             1,335
                                     ---------------   ---------------   ---------------
                                          $   42,594        $   46,296        $   25,045
                                     ===============   ===============   ===============


     Rental Revenue

     Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. Percentage rents are recognized in the period in which the tenants exceed their respective percentage rent thresholds. Charges to tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period billed which approximates the period in which the applicable costs are incurred.

     Hotel and Food and Beverage Revenues

     Hotel sales criteria are generally met at the time of occupancy. Deposits for future hotel occupancy or food and beverage services contracts are recorded as deferred income until revenue recognition criteria are met. Cancellation fees for hotel and food and beverage services are recognized upon cancellation by the customer as defined by a written contract entered into with the customer.

     Joint Venture Revenue

     The Company entered into an agreement during 2001 with a subsidiary of the Solomon R. Guggenheim Foundation to operate the Guggenheim Las Vegas Museum in the Casino Resort. The Guggenheim entity is the manager of the Guggenheim Las Vegas Museum. The agreement requires the Company to make certain contributions of capital. The Company is reimbursed for certain expenses incurred and certain advances made to open the exhibition at the Guggenheim Las Vegas Museum. After such expenses are reimbursed, the Company is to receive 49% of the operating income generated pursuant to the agreement. The Company's share of operating losses generated pursuant to the agreements is also 49%. The agreement is accounted for on the equity method of accounting.

Slot Club Promotion and Progressive Jackpot Payouts

     The Company has established a promotional club to encourage repeat business from frequent and active slot machine customers and table games patrons. Members earn points based on gaming activity and such points can be redeemed for cash. The Company accrues for club points based upon the estimates for expected redemptions. The Company maintains a number of progressive slot machines and table games. As wagers are made on the respective progressive games, the amount available to win (to be paid out when the appropriate jackpots are hit) increases. The Company has recorded the progressive jackpots as a liability with a corresponding charge against casino revenue.

Income Taxes

     LVSI has elected to be taxed as an S Corporation and its wholly owned subsidiaries are either limited liability companies or S Corporations, each of which is a tax pass-through entity for federal income tax purposes. Nevada does not levy a corporate income tax. Accordingly, no provision for federal or state income taxes is included in the statement of operations.

Advertising Costs

     Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program. Direct-response advertising consists primarily of mailing costs associated with the direct-mail programs. Capitalized advertising costs, included in prepaid expense, were immaterial at December 31, 2001 and 2000. Advertising costs that were expensed during the year were $5.6 million, $8.7 million and $5.2 million in 2001, 2000 and 1999, respectively.

Concentrations of Credit Risk

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of short-term investments and receivables. The short-term investments are placed with a high credit quality financial institution, which invests primarily in money market funds.

Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), entitled "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If specific conditions are met, a derivative may be specifically designated as a hedge of specific financial exposures. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and, if used in hedging activities, it depends on its effectiveness as a hedge. SFAS 133 as amended is effective for all fiscal quarters of fiscal years beginning after December 31, 2000. SFAS 133 should not be applied retroactively to financial statements of prior periods. The Company adopted SFAS 133 on January 1, 2001.

     The Company, from time to time, uses interest rate caps and floors and similar financial instruments to assist in managing interest incurred on its long-term debt. The difference between amounts received and amounts paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or addition to, interest expense as incurred over the life of the cap and floor or similar financial instrument.

     The Company has a policy aimed at managing interest rate risk associated with its current and anticipated future borrowings. This policy enables the Company to use any combination of interest rate swaps, futures, options, cap and similar instruments. To the extent the Company employs such financial instruments pursuant to this policy, and the instruments qualify for hedge accounting, they are accounted for as hedging instruments. In order to qualify for hedge accounting, the underlying hedged item must expose the Company to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce the Company's exposure to market fluctuation throughout the hedge period. If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss in the period of change. Otherwise, gains and losses are not recognized except to the extent that the financial instrument is disposed of prior to maturity. Net interest paid or received pursuant to the financial instrument is included as interest expense in the period.

Reclassifications

     The consolidated financial statements and footnotes for prior years reflect certain reclassifications to conform with the current year presentation, which have no effect on previously reported net income.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141 ("SFAS 141"), entitled "Business Combinations" and Statement No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 is effective as follows:
(a) use of the pooling-of-interests method is prohibited for business combinations initiated after June 30 2001; and (b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provision that apply to business combinations completed before July 1, 2001 that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized.

     In August 2001, the Financial Accounting Standards Board issued Statement No. 143 ("SFAS 143"), "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002.

     In October 2001, the Financial Accounting Standards Board issued Statement No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

     The Company is currently evaluating the provisions of SFAS 141, SFAS 142, SFAS 143 and SFAS 144 and does not anticipate that the effects of these changes will have an impact the Company's financial position or results of operations.

Note 3 - Strategic Redirection and Quasi-Reorganization

     During 1996, in response to increasing competition and rapid market changes, management decided to strategically redirect the Company's business. On June 30, 1996, the Company suspended operations and closed the existing Sands property in order to construct a new hotel-casino resort (Note 1). As a result, approximately 1,400 employee positions were eliminated. The estimated severance and related closing costs were included in selling, general and administrative expense for 1996. In December 1997, the Company reevaluated its accrued closing costs resulting in a credit of $1.8 million to selling, general and administrative expense.

     In connection with the closing of the Sands (Note 1), the Company's director and Principal Stockholder approved a quasi-reorganization, effective as of June 30, 1996, pursuant to which the Company revalued certain of its assets as of that date. This revaluation, in accordance with the accounting principles applicable to a quasi-reorganization, permitted the Company to eliminate the adjusted accumulated deficit account as of that date, by a charge against capital in excess of par value, and to establish a new retained earnings account for the accumulation of the results of future operations. The quasi-reorganization resulted in an increase in the carrying value of land of $51.7 million and a corresponding decrease of $45.0 million in buildings and other property and equipment, net of accumulated depreciation and $6.7 million in severance and related closing costs. The remaining accumulated depreciation against the cost basis of the remaining property was eliminated, and the accumulated deficit of $155.0 million as of June 30, 1996, was transferred to capital in excess of par value.

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

Note 5 - Accounts Receivable

      Components of accounts receivable were as follows:


                                                                           December 31,
                                                                  ------------------------------

                                                                        2001              2000
                                                                   ----------        ----------
          Casino                                                   $   58,689        $   66,520
          Hotel                                                        13,987            15,387
          Other                                                         8,409             5,334
                                                                   ----------        ----------
                                                                       81,085            87,241
                                                                   ----------        ----------
          Less:  allowance for doubtful accounts and discounts        (23,993)          (22,913)
                                                                   ----------        ----------
                                                                   $   57,092        $   64,328
                                                                   ==========        ==========

     The Company extends credit to approved casino customers following background checks and investigations of creditworthiness. At December 31, 2001, a substantial portion of the Company's casino receivables were due from customers residing in foreign countries. Business or economic conditions, the legal enforceability of gaming debts, or other significant events in these countries could affect the collectibility of such receivables.

      An estimated allowance for doubtful accounts and discounts is maintained to reduce the Company's receivables to their estimated net realizable value. Although management believes the allowance is adequate, it is possible that the estimated amount of cash collections with respect to the casino accounts receivable could change.

Note 6 - Property and Equipment, Net

      Property and equipment includes costs incurred to construct the Casino Resort and consists of the following (in thousands):


                                                                                  December 31,
                                                                         -----------------------------

                                                                             2001             2000
                                                                         -----------       -----------
          Land and land improvements                                    $    113,309      $    109,863
          Building and improvements                                          882,395           832,429
          Equipment, furniture, fixtures and leasehold improvements          138,978           134,008
          Construction in progress                                            68,542            52,129
                                                                         -----------       -----------
                                                                           1,203,224         1,128,429
          Less:  accumulated depreciation and amortization                  (106,917)          (66,336)
                                                                         -----------       -----------
                                                                         $ 1,096,307       $ 1,062,093
                                                                         ===========       ===========


      The Casino Resort serves as collateral for various financing facilities (Note 8).

      During the years ended December 31, 2001, 2000 and 1999, the Company capitalized interest expense of $2.0 million, $0.1 million, and $31.3 million , respectively.

Note 7 - Other Accrued Liabilities

      Other accrued liabilities consist of the following (in thousands):


                                                                              December 31,
                                                                     ----------------------------

                                                                       2001               2000
                                                                     ---------         ---------

          Customer deposits                                          $  32,735         $  33,807
          Payroll and related                                           16,901            21,226
          Taxes and licenses                                             6,360             8,476
          Outstanding gaming chips and tokens                            5,849             5,095
          Other accruals                                                 8,190             8,131
                                                                     ---------         ---------
                                                                     $  70,035         $  76,735
                                                                     =========         =========


Note 8 - Long-Term Debt


      Long-term debt consists of the following (in thousands):

                                                                            December 31,
                                                                    ----------------------------

                                                                        2001             2000
                                                                    ----------        ----------
          Indebtedness of the Company and its Subsidiaries
          other than the New Mall Subsidiary:
          -----------------------------------

          12 1/4% Mortgage Notes, due November 15, 2004             $  425,000        $  425,000
          14 1/4% Senior Subordinated Notes, due November
            15, 2005 (net of unamortized discount of $3,387
            in 2001 and $4,263 in 2000)                                 94,113            93,237
          Bank Credit Facility-Revolver                                 40,000                --
          Bank Credit Facility- Tranche A Term Loan                         --           103,125
          Bank Credit Facility- Tranche B Term Loan                         --            49,750
          Bank Credit Facility- Term Loan                              151,986                --
          FF&E Credit Facility                                          53,735            75,229

          Indebtedness of the New Mall Subsidiary:
          ----------------------------------------

          Mall Tranche A Take-out Loan                                 105,000           105,000

          Indebtedness of the Phase II Subsidiary:
          ----------------------------------------

          Phase II Subsidiary Credit Facility                            3,933                --
          Phase II Unsecured Bank Loan                                   1,092                --

          Less: current maturities                                   (129,113)          (50,119)
                                                                    ----------        ----------
          Total long-term debt                                      $  745,746        $  801,222
                                                                    ==========        ==========

          Subordinated Owner Indebtedness:
          --------------------------------

          Completion Guaranty Loan (Indebtedness of Venetian)       $   31,123        $   27,071
          Subordinated Mall Tranche B Take-out Loan
            from Principal Stockholder (Indebtedness of New
            Mall Subsidiary)                                            35,000            35,000
                                                                    ----------        ----------
          Total long-term subordinated loans payable to
          Principal Stockholder                                     $   66,123        $   62,071
                                                                    ==========        ==========

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

     The Mortgage Notes are secured by second priority liens on the Notes Collateral (the real estate improvements and personal property that comprise the Hotel, the Casino and the Congress Center, with certain exceptions). The Senior Subordinated Notes are unsecured. The Notes are redeemable at the option of LVSI and Venetian at prices ranging from 100% to 106.125% for the Mortgage Notes and 100% to 107.125% for the Senior Subordinated Notes commencing after November 14, 2001, as set forth in the Notes and the indentures pursuant to which the Notes were issued (the "Indentures"). Upon a change of control (as defined in the Indentures), each Note holder may require LVSI and Venetian to repurchase such Notes at 101% of the principal amount thereof plus accrued interest and other amounts which are then due, if any. The Notes are not subject to a sinking fund requirement.

     The Senior Subordinated Notes bear cash interest at the rate of 10% per annum through November 15, 1999, and thereafter at a rate of 14 1/4% per annum. The Senior Subordinated Notes were sold at a $7.0 million discount to their face amount in order to yield 14 1/4% per annum to maturity and accrued to par through the second anniversary date of the issuance.

     Bank Credit Facility

     In November 1997, LVSI and Venetian and a syndicate of lenders entered into a Bank Credit Facility (the "Bank Credit Facility") providing for up to $150.0 million in multiple draw term loans (the "Tranche A Term Loan") to the Company for construction and development of the Casino Resort. Up to $40.0 million of additional credit in the form of revolving loans under the Bank Credit Facility (the "Revolver") was made available generally for working capital. In June 2000, the Company amended certain terms of the Bank Credit Facility in order to: (1) add a new senior secured tranche B term loan (the "Tranche B Term Loan") in the amount of $50.0 million, the proceeds of which were applied to (x) prepay the Tranche A Term Loan in forward order of maturity in the amount of $30.0 million and (y) reduce outstanding loans under the Revolver by $20.0 million (net of fees and expenses) without decreasing available commitments of the Revolver; and
(2) adjust certain financial covenants provided for in the Bank Credit Facility. The Company recorded a $2.8 million extraordinary loss on early retirement of debt in connection with this transaction.

     On September 17, 2001, the Company entered into its second amendment and restatement of the Bank Credit Facility in order to: (1) combine the $97.5 million Tranche A Term Loan, $49.5 million Tranche B Term Loan and an additional $5.8 million tranche C term loan into a single term loan of $152.8 million; (2) modify the Company's scheduled amortization payments to instead repay $381,875 per quarter until December 2002, to be followed by two bullet payments of $75.2 million during each of March 2003 and June 2003; (3) extend the commitment termination date of the Revolver from September 15, 2001 to June 30, 2003; (4) eliminate the "cash sweep" provision of such agreement in connection with any excess cash flows of the Company; and (5) modify the financial covenants. The Company recorded a $1.4 million extraordinary loss on early retirement of debt in connection with this transaction. Each of the term loan and revolving loans under the Bank Credit Facility has an interest rate of 350 basis points over LIBOR. The average interest rate incurred during 2001 was 7.68% and was payable upon expiration of each LIBOR contract, limited to three months.

     The Company is required to enter into interest rate cap and/or floor agreements to limit the impact of increases in interest rates on its floating rate debt derived from the Bank Credit Facility. To meet the requirements of the Bank Credit Facility, the Company entered into a cap and floor agreement during 1998 which was further amended in 2000 and 2001 (the "Cap and Floor Agreement"), which resulted in a premium payment to counterparties and receipt of an equal payment from the counterparties, based upon notional principal amounts for a term equal to the term of the Bank Credit Facility. The interest rate cap provisions of the Cap and Floor Agreement entitle the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rates stated in such agreement. Conversely, the interest rate floor provisions of the Cap and Floor Agreement require the Company to pay the counterparties the amounts, if any, by which the selected market interest rates are less than the strike rates stated in such agreement. The net effect of all such cap and floor agreements resulted in an increase of interest expense of $0.5 million for the year ended December 31, 2001. If the Company had terminated the cap and floor agreements as of December 31, 2001, the Company would have had to pay a net amount of $1.9 million based on quoted market values from the various institutions holding the swaps. In accordance with SFAS 133, the Company has recorded the fair value of its obligation in the accompanying financial statements. The notional amount of the Cap and Floor Agreement at December 31, 2001 was $76.2 million.

     FF&E Financing

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

     Interest on the FF&E Credit Facility is the lower of (x) base rate plus 100 basis points and (y) a floating monthly rate calculated at the higher of (a) the reserve-adjusted 30-day LIBOR rate plus 375 basis points and (b) the eurodollar interest rate margin in effect on the Bank Credit Facility plus 125 basis points. The average interest rate incurred during 2001 was 8.36% and was payable quarterly. Amortization on the FF&E basic loan was 3% of the principal for the first four quarters beginning September 30, 1999 and 5.5% of the principal for the next 16 quarters. On September 28, 2001, the Company entered into a fourth amendment to the FF&E Credit Facility in order to modify its financial covenants to substantially match those under the September 17, 2001 amended and restated Bank Credit Facility, as described above. As of December 31, 2001, $97.7 million had been drawn and $44.0 million principal repayments had been paid under the FF&E Credit Facility.

     Completion Guaranty Loan

     In accordance with its terms, advances made under the Principal Stockholder completion guaranty (the "Completion Guaranty") are treated as a junior loan from the Principal Stockholder to Venetian (the "Completion Guaranty Loan") that is subordinated in right of payment to the indebtedness under the Bank Credit Facility, the FF&E Credit Facility and the Notes. The Completion Guaranty Loan matures on November 16, 2005, bears interest at a rate of 14 1/4% per annum and compounds and is added to the principal balance semi-annually. Although interest may accrue on the Completion Guaranty Loan, no cash payments with respect to such loan may be made until senior indebtedness is repaid, except for payments made from certain construction-related recoveries. On November 12, 1999, an advance of approximately $23.5 million was made under the Completion Guaranty and treated as a Completion Guaranty Loan. During 2001 and 2000 the Company incurred interest expense of $4.1 million and $3.6 million, respectively under this loan which has been added to the principal balance of the Completion Guaranty Loan, resulting in a total balance of $31.1 million at December 31, 2001.

     Mall Tranche A Take-out Loan

     On December 20, 1999, certain take-out lenders (collectively, the "Tranche A Take-out Lender") funded a $105.0 million Tranche A take-out loan to the New Mall Subsidiary (the "Tranche A Take-out Loan"). The proceeds were used to repay indebtedness under the mall construction loan facility for the Mall.

     The indebtedness under the Tranche A Take-out Loan is secured by first priority liens on the assets that comprise the Mall (the "Mall Assets"). The annual interest rate on the Tranche A Take-out Loan is 350 basis points over 30-day LIBOR and is payable monthly. The average interest rate incurred during 2001 was 7.71%. The Tranche A Take-out Loan is due in full on December 20, 2002. The Company currently plans to refinance the Tranche A Take-out Loan prior to its due date of December 20, 2002; however, no assurance can be given that refinancing for such indebtedness will be available to the Company prior to this date. No principal payments are due thereunder until December 20, 2002.

     The Company is required to enter into an interest rate cap agreement to limit the impact of increases in interest rates on its floating rate debt derived from the Tranche A Take-out Loan. To meet the requirements of the Tranche A Take-out Loan, the Company entered into a cap agreement during 2000 (the "Cap Agreement"), which resulted in a premium payment to counterparties based upon notional principal amounts for a term equal to the term of the Tranche A Take-out Loan. The interest rate cap provisions of the Cap Agreement entitle the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rates stated in such agreement. The net effect on interest expense of the cap agreements was zero for the year ended December 31, 2001. If the Company had terminated the Cap Agreement as of December 31, 2001, the Company would not have had to pay any amounts based on quoted market values from the various institutions holding the swaps. The notional amount of the Cap Agreement at December 31, 2001 was $42.3 million.

     The New Mall Subsidiary is also required pursuant to the Tranche A Take-out Loan to maintain certain funds in escrow for mall management fees, tenant disputes, tenant allowances and leasing commissions. At each of December 31, 2001 and 2000, $1.1 million was held in escrow for these purposes and classified as restricted cash in the accompanying financial statements.

     Mall Tranche B Take-out Loan

     On December 20, 1999, the Principal Stockholder funded a Tranche B take-out loan to provide $35.0 million in financing to the New Mall Subsidiary (the "Tranche B Take-out Loan" and, together with the Tranche A Take-out Loan, the "Mall Take-out Financing"). The proceeds, along with $105.0 million of proceeds from the Tranche A Take-out Loan, were used to repay the mall construction loan facility for the Mall in full.

     The indebtedness under the Tranche B Take-out Loan is secured by second priority liens on the Mall Assets. The loan bears interest at 14% per annum and is payable monthly. During 2001, 2000 and 1999, the Company incurred interest expense of $5.0 million, $5.2 million and $0.2 million, respectively, under this loan. The initial maturity date of the Tranche B Take-out Loan is December 20, 2004 with a right of extension to December 20, 2007. No principal payments are due thereunder until maturity.

     Phase II Subsidiary Credit Facility

     On October 19, 2001, the Phase II Subsidiary entered into a loan agreement providing for a $17.5 million term and revolving loan, with a one time option to increase such loan to $30.0 million (the "Phase II Subsidiary Credit Facility"). The Phase II Subsidiary Credit Facility is secured by a first priority mortgage on the land on the site located adjacent to the Casino Resort (the "Phase II Land"), as well as the Phase II Subsidiary's interest in a five year lease of the Phase II Land to Venetian for an annual rental payment of $8.0 million (the "Phase II Lease"). The Phase II Subsidiary immediately drew $12.5 million for a letter of credit under the revolver portion of the Phase II Subsidiary Credit Facility (the "Letter of Credit") pursuant to the terms of and to be provided as credit support for the Bank Credit Facility. The Letter of Credit was released in February 2002, pursuant to its terms, immediately following the first fiscal quarter period ending after September 30, 2001 in which the Company's consolidated adjusted EBITDA exceeded $30.0 million. The Company drew $3.9 million on the Phase II Credit Facility during 2001. The remaining portion of the Phase II Subsidiary Credit Facility and proceeds from rental payments from Venetian to the Phase II Subsidiary under the Phase II Lease are each available for any Phase II Resort pre-development expenses or may be loaned or distributed by the Phase II Subsidiary to the Company for other liquidity needs. The Phase II Subsidiary Credit Facility bears interest at LIBOR plus 400 basis points and is due on June 30, 2003. The average interest rate incurred during 2001 was 6.5% and was payable upon expiration of each LIBOR contract, limited to three months.

     Phase II Unsecured Bank Loan

     In February 2001, the Phase II Subsidiary entered into an unsecured bank line of credit, as amended on May 31, 2001, for $1,092,000 and payable on July 15, 2002. This line of credit bears interest at LIBOR plus 100 basis points. The proceeds of the line of credit were used to fund payments of Phase II Subsidiary operating costs. The average interest rate incurred during 2001 was 5.25%.

     Scheduled Maturities of Long-Term Debt

     Scheduled maturities of long-term debt outstanding at December 31, 2001 are summarized as follows: $129.1 million for 2002, $215.9 million for 2003, $470.7 million for 2004, and $125.3 million for 2005 (which includes unamortized discount on the Senior Subordinated Notes).

     Waivers

     On November 12, 1999, the Company entered into various limited waiver agreements (the "Waivers") with the administrative agent and lenders under: (1) the Bank Credit Facility; (2) the FF&E Credit Facility; and (3) certain parties to the Disbursement Agreement. Under the Waivers, the various lenders waived certain defaults and events of default (to the extent, if any, they existed or may have existed) arising from the Company's litigation with Lehrer McGovern Bovis, Inc., its construction manager (the "Construction Manager"), the facts relating to the underlying dispute with the Construction Manager and the mechanics liens that were filed against the Casino Resort (Note 13). As conditions to the effectiveness of the Waivers, the Company and the Principal Stockholder, among other things: (i) agreed to pay a fee to the lenders under the Bank Credit Facility and the FF&E Credit Facility; (ii) agreed to purchase surety bonds for all of the mechanics liens and cause the title company to provide endorsements ensuring that the deeds of trust under the Bank Credit Facility and the Mortgage Notes are superior in priority to all mechanics liens; and (iii) agreed that the Principal Stockholder's $25.0 million Completion Guaranty would, notwithstanding the prior agreement of the parties providing for termination of such guaranty upon substantial completion of the Casino Resort, remain in effect until "final completion" (i.e., the completion of all remaining punchlist items and the final resolution or settlement of all disputes with the Construction Manager and subcontractors) and be unlimited in amount with respect to all construction costs arising from scope changes. In order to be able to purchase the surety bonds, the Principal Stockholder had to provide a $5.0 million irrevocable letter of credit as collateral to the bonding company. All of the conditions to the effectiveness of the limited waivers were satisfied on November 12, 1999.

     The debt instruments described above contain certain covenants that require the Company to pass a number of financial tests relating to, among other things, a minimum consolidated earnings before interest, taxes, depreciation and amortization ("EDITDA"), a consolidated leverage ratio, and a fixed charge coverage ratio (all as defined in the respective credit agreements). Additionally, the debt instruments contain certain restrictions that, among other things, limit the ability of the Company and/or certain subsidiaries to incur additional indebtedness, issue disqualified stock or equity interests, pay dividends or make other distributions, repurchase equity interests or certain indebtedness, create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell assets of the Company without prior approval of the lenders or noteholders. The Company is also a party to certain intercreditor agreements. The intercreditor agreements set forth the lender's interests and claims in the Company's assets as collateral for borrowings.

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

     The Company was challenged to meet these covenant tests in 2001 for certain quarters during the rolling measurement period due to an extremely low win percentage and reduced travel to Las Vegas during the fourth quarter of 2001 because of the September 11th terrorist attacks. These covenants allow the Principal Stockholder to increase EBITDA for measurement purposes by issuing a standby letter of credit to the Company's lenders. The covenants also allow the New Mall Subsidiary and the Phase II Subsidiary, subject to certain limitations, to make distributions to LVSI which would increase EBITDA for debt covenant measurement purposes. The Company used the letter of credit mechanism in the amount of $10.0 million during the first quarter of 2001. Pursuant to the terms of the Company's indebtedness, the letter of credit was subsequently reduced to $6.9 million during the third quarter of 2001.

     Due to decreased casino revenues attributable to an unusually low table games win percentage, the Company also would not have met its financial covenants in the second quarter of 2001. As a result, on June 29, 2001, the Company entered into limited waivers, consents and amendments to the Bank Credit Facility and the FF&E Credit Facility in order to, among other things: (1) obtain a waiver with respect to each of its minimum fixed charge ratio covenant, maximum leverage ratio covenant and minimum consolidated adjusted EBITDA covenant for the quarter ending June 30, 2001; and (2) amend the maximum consolidated capital expenditures covenant. Additionally, during the fourth quarter of 2001, the Company entered into a limited waiver amendment to the Bank Credit Facility and FF&E Credit Facility to obtain a wavier with respect to the minimum consolidated adjusted EBITDA requirement. These covenants also allow the New Mall Subsidiary and the Phase II Subsidiary to make distributions to LVSI which would increase EBITDA for debt covenant measurement purposes. The ability of the New Mall Subsidiary and the Phase II Subsidiary to make distributions is subject to certain limitations. During February 2002, the New Mall Subsidiary paid a $7.0 million distribution to Venetian.

     For the next twelve months, the Company expects to fund Casino Resort operations, capital expenditures and debt service requirements (excluding the Tranche A Take-out Loan) from existing cash balances, operating cash flow, borrowings under its revolving credit line (the "Revolver") to the extent that funds are available, distributions of excess cash from the New Mall Subsidiary to the extent permitted under the Tranche A Take-out Loan, and loans or distributions of excess cash from the Phase II Subsidiary as a result of rental payments under the Phase II Lease and borrowings under the Phase II Subsidiary Credit Facility.

     The Company expects to be challenged to meet certain of its covenant tests in the first quarter of 2002 due to the carry-over effects that the extremely low win percentage for certain of its fiscal 2001 quarters will have on the rolling measurement period. The Company has certain options available to it in the event that it needs to seek a cure in order to meet such covenants, including the ability to draw down on the Phase II Subsidiary Credit Facility, make distributions of excess cash from the Mall under the terms of the Tranche A Take-out Loan or the negotiation with its lenders of further waivers for debt covenant violations in 2002. The Company anticipates that ultimately its win percentage will return to normal levels and that it will no longer need to rely on the various cures and waivers described above.

     The Company is also currently in active discussions to consider refinancing all or a portion of its outstanding indebtedness, including the Tranche A
Take-out Loan. This review is taking into account the cost to refinance all outstanding indebtedness, current interest rates, collateral arrangements, and the ability to raise additional funds to fund on-going and upcoming projects. The Company has not yet entered into any definitive agreements for a refinancing and no assurance can be given that refinancing for some or all of such outstanding indebtedness will be available, or that such a refinancing will be on terms that will be favorable to the Company.

     Fair Value



     Estimated  fair  values  of  the  Company's  debt  and  related   financial
instruments are as follows (in thousands) :

                                                                               December 31,
                                                        ---------------------------------------------------------------

                                                                   2001                               2000
                                                        ----------------------------       ----------------------------

                                                           Carrying           Fair            Carrying           Fair
                                                            Amount            Value            Amount            Value
                                                         ----------        ----------       ----------        ----------
  12 1/4% Mortgage Notes                                $  425,000        $  439,875       $  425,000        $  422,875
  14 1/4% Senior Subordinated Notes                         94,113            95,995           93,237            93,600
  Mall Tranche A Take-out Loan                             105,000           105,000          105,000           105,000
  Mall Tranche B Take-out Loan                              35,000            35,000           35,000            35,000
  Completion Guaranty Loan                                  31,123            31,123           27,071            27,071
  Bank Credit Facility-Tranche A Term Loan                      --               --           103,125           103,125
  Bank Credit Facility-Tranche B Term Loan                      --               --            49,750            49,750
  Bank Credit Facility-Term Loan                           151,986           151,986               --               --
  Bank Credit Facility-Revolver                             40,000            40,000               --               --
  Phase II Subsidiary Credit Facility                        3,933             3,933               --               --
  Phase II Subsidiary Bank Loan                              1,092             1,092               --               --
  FF&E Credit Facility                                      53,735            53,735           75,229            75,229
  Cap and Floor Agreement                                    1,937             1,937               --              184
  Cap Agreement                                                  1                 1               --                4


     The fair values of the Mortgage Notes and the Senior Subordinated Notes are based on quoted market prices. The fair values of the Senior Subordinated Notes are based upon the $94.1 million carrying value amounts. The fair values of other indebtedness and the FF&E Credit Facility approximate their respective carrying amounts based on the variable nature of these facilities. The fair value of the Cap and Floor Agreement and the Cap Agreement are based upon quotes from brokers.

Note 9 - Redeemable Preferred Interest in Venetian Casino Resort, LLC

     During 1997, Interface Holding contributed $77.1 million in cash to Venetian in exchange for a Series A preferred interest (the "Series A Preferred Interest") in Venetian. By its terms, the Series A Preferred Interest was convertible at any time into a Series B preferred interest in Venetian (the "Series B Preferred Interest"). In August 1998, the Series A Preferred Interest was converted into the Series B Preferred Interest. The rights of the Series B Preferred Interest include the accrual of a preferred return of 12% from the date of contribution in respect of the Series A Preferred Interest. Until the indebtedness under the Bank Credit Facility is repaid and cash payments are permitted under the restricted payment covenants of the indentures entered into in connection with the Notes, the preferred return on the Series B Preferred Interest will accrue and will not be paid in cash. Commencing in November 2009, distributions must be made to the extent of the positive capital account of the holder. During the second and third quarters of 1999, Interface Holding contributed $37.3 million and $7.1 million, respectively, in cash in exchange for an additional Series B Preferred Interest. During the years ended December 31, 2001, 2000 and 1999, $20.8 million, $18.5 million and $14.4 million, respectively, were accrued on the Series B Preferred Interest related to the contributions made. There were no distributions of preferred interest or preferred return paid during 1999, 2000 or 2001.

Note 10 - Stockholder's Equity

Increase in Shares Authorized and Outstanding

     In November 1997, the Company's Board of Directors increased the number of authorized shares of LVSI from 100,000 to 3,000,000 and authorized and consented to increase the number of shares outstanding with respect to the outstanding shares of common stock of LVSI, so that each share of such common stock would henceforth be deemed to represent 18.4996 shares of common stock, resulting in 925,000 shares of common stock outstanding on such date. The par value remained $.10 per share. In the first quarter of 2002, the Company completed a stock split whereby the number of common shares held by the Principal Stockholder was increased to 1,000,000 from 925,000. At the date of the stock split, the Principal Stockholder maintained 100% ownership of the Company's common stock. All references to share and per share data herein have been adjusted retroactively to give effect to the increase in shares outstanding to 1,000,000.

1997 Fixed Stock Option Plan

     The Company established a nonqualified stock option plan, which provides for the granting of stock options pursuant to the applicable provisions of the Internal Revenue Code and regulations. The stock option plan provides for the granting of up to 75,000 shares of common stock to officers and other key employees of the Company. As of December 31, 2001, no grants under the stock option plan had occurred. In the first quarter of 2002, options to purchase 49,900 shares, which represented approximately 5% of the Company's outstanding common stock, were granted from the Principal Stockholder to certain key employees of the Company. On the date of grant, the exercise price of the options of $271 per share was higher than the fair market value of the Company's common stock based upon a preliminary determination of the fair market value of a per share minority interest in the common stock of LVSI, performed by an independent third-party appraiser. The options granted were fully vested and exercisable upon grant. All of the options were exercised immediately after issuance by the respective employees by delivery of a notice of exercise. The notice contemplates that the exercise price of the options will be loaned to the optionees by the Principal Stockholder on a secured basis under full recourse notes. The applicable shares of common stock have not yet been delivered.

Note 11 - Employee Savings Plan

     Participation in the Venetian Casino Resort, LLC 401 (k) employee savings plan is available for all full time employees. The savings plan allows participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. Venetian matches 150% of the first $390 of employee contributions and 50% of employee contributions in excess of $390 up to a maximum of 3% of participating employee's eligible gross wages. For the year ended December 31, 2001, 2000 and 1999, contributions accrued under the savings plan were $2.0 million, $1.8 million and $0.8 million, respectively.

Note 12 - Related Party Transactions

     As support for the development and operation of the Casino Resort, the Principal Stockholder or his affiliates currently provide the following:

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

(ii) the $35.0 million Tranche B Take-out Loan; and

(iii)a $20.0 million unsecured guaranty of the $105.0 million Tranche A Take-out Loan.

     The Principal Stockholder is a partner in four entities formed to operate restaurants in the Casino Resort. The terms and conditions of the leases granted by the Company for such restaurants are at amounts which management believes would be no less favorable than those negotiated with independent third parties. Valentino Las Vegas LLC and Night Market, LLC paid Venetian $1.0 million, $0.7 million and zero, and Postrio Las Vegas LLC and Carnevale Coffee Bar LLC paid the Mall Subsidiary $1.1 million, $0.8 million and zero for the years ended December 31, 2001, 2000 and 1999, respectively.

     During 2001, the Principal Stockholder guaranteed a $2.9 million bank loan made to architects of the Phase II Subsidiary to secure a trade payable owed to the architects by the Phase II Subsidiary.

     During November 1999, the Principal Stockholder purchased idle construction equipment from the Company (tower cranes) for $2.0 million, the cost basis of the equipment which was its fair value.

     During the fourth quarter of 1999, the Principal Stockholder purchased certain construction claims from various contractors and subcontractors for an aggregate price equal to the aggregate amount of the claims (approximately $1.6 million). On November 12, 1999, with the approval of all of the Company's lenders, the Company paid the Principal Stockholder the aggregate amount of these claims.

     In 2001, LVSI received from, and rendered to, IGN and its affiliates certain administrative and other services such as travel. Any such services were provided at amounts which management believes would be no less favorable than those negotiated with independent third parties. The Company paid certain affiliates $1.1 million, $2.1 million and $0.9 million for these services during 2001, 2000 and 1999, respectively.

     IGN provides audio visual services to group customers of the Casino Resort. These services are provided pursuant to a contract that provides for an equal sharing of revenues after direct operating expenses. The Company received $2.5 million, $3.7 million and $1.3 million pursuant to this contract during 2001, 2000 and 1999, respectively.

     The Company, the New Mall Subsidiary and IGN are parties to an Amended and Restated Reciprocal Easement, Use and Operating Agreement (the "Cooperation Agreement") which, among other things, provides for the integrated operation of all the facilities and addresses, encroachments, joint marketing and the sharing of certain facilities and costs related thereto.

     In conjunction with the Phase II Subsidiary Credit Facility on October 19, 2001, the Phase II Subsidiary leased the Phase II Land to Venetian for five years at an annual rent of $8.0 million. Prior to October 2001, IGN leased parking spaces on the Phase II Land from the Phase II Subsidiary for rent of $5,000 per month.

Note 13 - Commitments and Contingencies

Energy Services Agreements and Operating Lease Agreements

     During 1997, Venetian and the Mall Subsidiary entered into separate energy service agreements with a heating and air conditioning ("HVAC") provider (the "HVAC Provider"). Under the terms of the energy services agreement and other separate energy services agreements, HVAC energy and services will be purchased by Venetian, the New Mall Subsidiary, its mall tenants and IGN over initial terms expiring in 2009 with an option to collectively extend the terms of their agreements for two consecutive five-year periods.

     Pursuant to the Company's construction management contract (as more fully defined under "Litigation" below), the HVAC plant was constructed by the Construction Manager on land owned by the Company and leased to the HVAC Provider. The HVAC equipment is owned by the HVAC Provider, which paid all costs ("HVAC Costs") in connection with the purchase and installation of the HVAC equipment. The total HVAC Costs were $70.0 million.

     The charges payable under the separate energy services agreements include a
fixed  component   applied  to  the  HVAC  Costs  paid  by  the  HVAC  Provider, reimbursement of operational and related costs and a management fee.

     As of December 31, 2001, Venetian and the New Mall Subsidiary were obligated under the energy services agreements to make future minimum payments as follows (in thousands):


                               Years Ending December 31,

                               2002                              $ 7,657
                               2003                                7,657
                               2004                                7,657
                               2005                                7,657
                               2006                                7,657
                               Thereafter                         19,142
                                                                 -------
                               Total minimum payments            $57,427
                                                                 =======


     Expenses incurred under the energy services agreements were $6.2 million, $7.0 million ($7.657 million less leasee reimbursements) and $4.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. The New Mall Subsidiary is responsible for 19% of energy services rental payments and these amounts exclude payments by IGN. Expenses incurred under short-term, variable rate operating lease agreements totaled $1.9 million, $1.7 million and $1.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Litigation

     The Company is party to litigation matters and claims related to its operations and construction of the Casino Resort that could have a material adverse effect on the financial position, results of operations or cash flows of the Company to the extent such litigation is not covered by the Insurance Policy.

     The construction of the principal components of the Casino Resort was undertaken by the Construction Manager pursuant to a construction management agreement and certain amendments thereto (as so amended, the "Construction Management Contract"). The Construction Management Contract established a final guaranteed maximum price (the "Final GMP") of $645.0 million, so that, subject to certain exceptions (including an exception for cost overruns due to "scope changes"), the Construction Manager was responsible for any costs of the work covered by the Construction Management Contract in excess of the Final GMP. The obligations of the Construction Manager under the Construction Management
Contract are guaranteed by Bovis, Inc. ("Bovis" and such guaranty, the "Bovis Guaranty"), the Construction Manager's direct parent at the time the Construction Management Contract was entered into. Bovis' obligations under the Bovis Guaranty are guaranteed by The Peninsular and Oriental Steam Navigation Company ("P&O"), a British public company and the Construction Manager's ultimate parent at the time the Construction Management Contract was entered into (such guaranty, the "P&O Guaranty").

     On July 30, 1999, Venetian filed a complaint against the Construction Manager and Bovis in United States District Court for the District of Nevada. The action alleges breach of contract by the Construction Manager of its obligations under the Construction Management Contract and a breach of contract by Bovis of its obligations under the Bovis Guaranty, including failure to fully pay trade contractors and vendors and failure to meet the April 21, 1999 guaranteed completion date. The Company amended this complaint on November 23, 1999 to add P&O as an additional defendant. The suit is intended to ask the courts, among other remedies, to require the Construction Manager and its guarantors to pay its contractors, to compensate Venetian for the Construction Manager's failure to perform its duties under the Construction Management Contract and to pay the Company the agreed upon liquidated damages penalty for failure to meet the guaranteed substantial completion date. Venetian seeks total damages in excess of $100.0 million. The Construction Manager subsequently filed motions to dismiss the Company's complaint on various grounds, which the Company opposed. The Construction Manager's principal motions to date have either been denied by the court or voluntarily withdrawn.

     In response to Venetian's breach of contract claims against the Construction Manager, Bovis and P&O, the Construction Manager filed a complaint on August 3, 1999 against Venetian in the District Court of Clark County, Nevada. The action alleges a breach of contract and quantum meruit claims under the Construction Management Contract and also alleges that Venetian defrauded the Construction Manager in connection with the construction of the Casino Resort. The Construction Manager seeks damages, attorney's fees and costs and punitive damages. In the lawsuit, the Construction Manager claims that it is owed approximately $90.0 million from Venetian and its affiliates. This complaint was subsequently amended by the Construction Manager, which also filed an additional complaint against the Company relating to work done and funds advanced with respect to the contemplated development of the Phase II Resort. Based upon its preliminary review of the complaints, the fact that the Construction Manager has not provided Venetian with reasonable documentation to support such claims, and the Company's belief that the Construction Manager has materially breached its agreements with the Company, the Company believes that the Construction Manager's claims are without merit and intends to vigorously defend itself and pursue its claims against the Construction Manager in any litigation.

     In connection with these disputes, as of December 31, 1999 the Construction Manager and its subcontractors filed mechanics liens against the Casino Resort for $145.6 million and $182.2 million, respectively. The Company believes that a major reason these lien amounts exceed the Construction Manager's claims of $90.0 million is based upon a duplication of liens through the inclusion of lower-tier claims by subcontractors in the liens of higher-tier contractors, including the lien of the Construction Manager. As of December 31, 1999, the Company had purchased surety bonds for virtually all of the claims underlying these liens (other than approximately $15.0 million of claims with respect to which the Construction Manager purchased bonds). As a result, there can be no foreclosure of the Casino Resort in connection with the claims of the Construction Manager and its subcontractors. However, the Company will be required to pay or immediately reimburse the bonding company if and to the extent that the underlying claims are judicially determined to be valid. If such claims are not settled, it is likely to take a significant amount of time for their validity to be judicially determined.

     The Company believes that these claims are, in general, unsubstantiated, without merit, overstated and/or duplicative. The Construction Manager itself has publicly acknowledged that at least some of the claims of its subcontractors are without merit. In addition, the Company believes that pursuant to the Construction Management Contract and the Final GMP, the Construction Manager is responsible for payment of any subcontractors' claims to the extent they are determined to be valid. The Company may also have a variety of other defenses to the liens that have been filed, including, for example, the fact that the Construction Manager and its subcontractors previously waived or released their rights to file liens against the Casino Resort. The Company intends to vigorously defend itself in any lien proceedings.

     On August 9, 1999, the Company notified the insurance companies providing coverage under its liquidated damages insurance policy (the "LD Policy") that it has a claim under the LD Policy. The LD Policy provides insurance coverage for the failure of the Construction Manager to achieve substantial completion of the portions of the Casino Resort covered by the Construction Management Contract within 30 days of the April 21, 1999 deadline, with a maximum liability under the LD Policy of approximately $24.1 million and with coverage being provided, on a per-day basis, for days 31-120 of the delay in the achievement of substantial completion. Because the Company believes that substantial completion was not achieved until November 12, 1999, the Company's claim under the LD Policy is likely to be for the above-described maximum liability of $24.1 million. The Company expects the LD Policy insurers to assert many of the same claims and defenses that the Construction Manager has asserted or will assert in the above-described litigations. Liability under the LD Policy may ultimately be determined by binding arbitration.

     In June 2000, the Company purchased an insurance policy (the "Insurance Policy") for loss coverage in connection with all litigation relating to the construction of the Casino Resort (the "Construction Litigation"). Under the Insurance Policy, the Company will self-insure the first $45.0 million and the insurer will insure up to the next $80.0 million of any possible covered losses. The Insurance Policy provides coverage for any amounts determined in the Construction Litigation to be owed to the Construction Manager or its subcontractors relating to claimed delays, inefficiencies, disruptions, lack of productivity/unauthorized overtime or schedule impact, allegedly caused by the Company during construction of the Casino Resort, as well as any defense costs. The insurance is in addition to, and does not affect, any scope change guarantees provided by the Principal Stockholder pursuant to the Completion Guaranty.

     All of the pending litigation described above is in preliminary stages and it is not yet possible to determine a range of loss or its ultimate outcome. If any litigation or other lien proceedings concerning the claims of the Construction Manager or its subcontractors were decided adversely to the Company, such litigation or other lien proceedings could have a material adverse effect on the financial position, results of operations or cash flows of the Company to the extent such litigation or lien proceedings are not covered by the Insurance Policy.

Note 14 - Minimum Lease Income

      The Company has entered into a number of operating leases in relation to the New Mall Subsidiary and various retail and food and beverage outlets in the Casino Resort, which range in length from 5 to 20 years. The future minimum lease income under these leases (of which approximately 90% is attributable to the New Mall Subsidiary) consisted of the following at December 31, 2001 (in thousands):


                               2002                              $  19,342
                               2003                                 19,117
                               2004                                 18,382
                               2005                                 16,467
                               2006                                 15,964
                               Thereafter                           62,542
                                                                 ---------
                               Total                             $ 151,814
                                                                 =========

     Most of the leases include  provisions for  reimbursements of other charges including real estate taxes, utilities and other operating costs. Total reimbursements amounted to $11.4 million, $9.9 million and $3.6 in 2001, 2000 and 1999, respectively.

     The New Mall Subsidiary has entered into an agreement with Forest City Enterprises (the "Mall Manager"), a subsidiary of Forest City Ratner
Enterprises, a leading developer and manager of retail and commercial real estate developments, whereby the Mall Manager manages the Mall and supervises and assists in the creation of an advertising and promotional program and a marketing plan for the Mall. The Mall Manager is also responsible for, among other things, preparation of a detailed plan for the routine operation of the Mall, collection and deposit procedures for rents and other tenant charges, supervision of maintenance and repairs and, on an annual basis, preparation of a detailed budget (including any anticipated extraordinary expenses and capital expenditures) for the Mall. The term of the management contract is five years from June 19, 1999, the date the Mall opened to the public. The Mall Manager receives a management fee of 2% of all gross rents received from the operation of the Mall; provided that the Mall Manager will receive a minimum fee of $450,000 per year. For the years ended December 31, 2001, 2000 and 1999, management fees paid to the Mall Manager were $450,000, $450,000 and $240,000, respectively. Beginning in June 2002, the minimum management fee will increase to $600,000 per year.

Note 15 - Summarized Financial Information

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

     Prior to October 1998, Venetian owned approximately 44 acres of land on or near the Las Vegas Strip (the "Strip"), on the site of the former Sands. Such property includes the site on which the Casino Resort was constructed. Approximately 14 acres of such land was transferred to the Phase II Subsidiary in October 1998. On December 31, 1999, an additional 1.75 acres of land was contributed indirectly by the Principal Stockholder to the Phase II Subsidiary. The Phase II Resort is planned to be constructed adjacent to the Casino Resort. Because the Phase II Subsidiary will not be a guarantor of the Company's indebtedness, creditors of the Company (including the holders of the Notes) will not have a direct claim against the assets of the Phase II Subsidiary. As a result, the indebtedness of the Company (including the Notes) will, with respect to these assets, be effectively subordinated to indebtedness of the Phase II Subsidiary. The Phase II Subsidiary is not subject to any of the restrictive covenants of the debt instruments of the Company (including the Notes). Any indebtedness incurred by the Phase II Subsidiary in addition to the Phase II Subsidiary Credit Facility may include material restrictions on the ability of the Phase II Subsidiary to pay dividends or make distributions or loans to the Company and its subsidiaries.

     Separate  financial  statements and other  disclosures  concerning  each of
Venetian and the Subsidiary Guarantors are not presented below because management believes that they are not material to investors. Summarized financial information of LVSI, Venetian, the Subsidiary Guarantors and the non-guarantor subsidiaries on a combined basis as of December 31, 2001 and 2000 and the three years for the period ended December 31, 2001 is as follows (in thousands):


                                                        LAS VEGAS SANDS, INC.
                                              Notes to Financial Statements (continued)


                                        Note 15 Summarized Financial Information (continued)


                                                      CONDENSED BALANCE SHEETS
                                                          December 31, 2001



                                                                                                        GUARANTOR SUBSIDIARIES
                                                                                                        ----------------------

                                                                                                    Lido             Mall
                                                                                   Venetian         Intermediate     Intermediate
                                                                  Las Vegas        Casino Resort    Holding          Holding
                                                                  Sands, Inc.      LLC              Company LLC      Company LLC
                                                                  --------------   ---------------  --------------   --------------
Cash and cash equivalents ..................................      $       37,367   $        7,806   $            4   $            4
Restricted cash and investments ............................                --              1,528             --               --
Intercompany receivable ....................................              60,882             --               --               --
Accounts receivable, net ...................................              37,416           18,240             --               --
Inventories ................................................                --              4,747             --               --
Prepaid expenses ...........................................                 546            2,953             --               --
                                                                  --------------   ---------------  --------------   --------------
  Total current assets .....................................             136,211           35,274                4                4

Property and equipment, net ................................                --            878,239             --               --
Investment in Subsidiaries .................................             843,935             --               --               --
Deferred offering costs, net ...............................                --             16,250             --               --
Other assets, net ..........................................               3,771           25,691             --               --
                                                                  --------------   ---------------  --------------   --------------
                                                                  $      983,917   $      955,454   $            4   $            4
                                                                  ==============   ==============   ==============   ==============
Accounts payable ...........................................      $        2,880   $       33,105   $         --     $         --
Construction payable .......................................                --             22,955             --               --
Construction payable-contested .............................                --              7,232             --               --
Intercompany payables ......................................                --             39,455             --               --
Accrued interest payable ...................................                --              9,125             --               --
Other accrued liabilities ..................................              21,249           47,074             --               --
Current maturities of long-term debt (3)....................              23,021           23,021             --               --
                                                                  --------------   ---------------  --------------   --------------
  Total current liabilities ................................              47,150          181,967             --               --

Other long-term liabilities ................................                --              3,274             --               --
Long-term debt (3)..........................................             741,813          741,813             --               --
Long-term subordinated loans payable to Principal Stockholder               --             31,123             --               --
                                                                  --------------   ---------------  --------------   --------------
                                                                         788,963          958,177             --               --
                                                                  --------------   ---------------  --------------   --------------
Redeemable Preferred interest in Venetian ..................                --            188,778             --               --
                                                                  --------------   ---------------  --------------   --------------
Stockholder's equity (Deficit)..............................             194,954         (191,501)               4                4
                                                                  --------------   ---------------  --------------   --------------
                                                                  $      983,917   $      955,454   $            4   $            4
                                                                  ==============   ==============   ==============   ==============



                                                        LAS VEGAS SANDS, INC.
                                              Notes to Financial Statements (continued)


                                        Note 15 Summarized Financial Information (continued)


                                                CONDENSED BALANCE SHEETS (continued)
                                                          December 31, 2001




                                                                    NON-GUARANTOR SUBSIDIARIES
                                                                    --------------------------
                                                                  Grand Canal
                                                                  Shops Mall       Other Non-       Consolidating/
                                                                  Subsidiary       Guarantor        Eliminating
                                                                  LLC (1)          Subsidiaries (2) Entries          Total
                                                                  --------------   --------------   ---------------  --------------
Cash and cash equivalents ...................................     $        6,650   $        3,105   $         --     $       54,936
Restricted cash and investments .............................              1,118             --               --              2,646
Intercompany receivable .....................................               --              1,508          (62,390)            --
Accounts receivable, net ....................................              1,436             --               --             57,092
Inventories .................................................               --               --               --              4,747
Prepaid expenses ............................................                363             --               --              3,862
                                                                  --------------   --------------   ---------------  --------------
  Total current assets ......................................              9,567            4,613          (62,390)         123,283

Property and equipment, net .................................            136,167           81,901             --          1,096,307
Investment in Subsidiaries ..................................               --               --           (843,935)            --
Deferred offering costs, net ................................              1,903              836             --             18,989
Other assets, net ...........................................              3,745             --               --             33,207
                                                                  --------------   --------------   ---------------  --------------
                                                                  $      151,382   $       87,350   $     (906,325)     $ 1,271,786
                                                                  ==============   ==============   ===============  ===============
Accounts payable ............................................     $          368   $         --     $         --     $       36,353
Construction payable ........................................               --              3,160             --             26,115
Construction payable-contested ..............................               --               --               --              7,232
Intercompany payables .......................................             22,935             --            (62,390)            --
Accrued interest payable ....................................                872               11             --             10,008
Other accrued liabilities ...................................              1,647               65             --             70,035
Current maturities of long-term debt (3).....................            105,000            1,092          (23,021)         129,113
                                                                  --------------   --------------   ---------------  --------------
  Total current liabilities .................................            130,822            4,328          (85,411)         278,856

Other long-term liabilities .................................               --               --               --              3,274
Long-term debt (3)...........................................               --              3,933          (741,813)        745,746
Long-term subordinated loans payable to Principal Stockholder             35,000             --               --             66,123
                                                                  --------------   --------------   ---------------  --------------
                                                                         165,822            8,261         (827,224)       1,093,999
                                                                  --------------   --------------   ---------------  --------------
Redeemable Preferred interest in Venetian ...................               --               --               --            188,778
                                                                  --------------   --------------   ---------------  --------------
Stockholder's equity (Deficit)...............................            (14,440)          79,089          (79,101)         (10,991)
                                                                  --------------   --------------   ---------------  --------------
                                                                  $      151,382   $       87,350   $     (906,325)  $    1,271,786
                                                                  ==============   ==============   ===============  ===============

----------------
(1)  The assets and  liabilities of Mall  Construction,  a guarantor,  were  transferred  to the Mall  Subsidiary,  a  non-guarantor subsidiary, upon substantial completion of the Casino Resort on November 12, 1999, and subsequently transferred to the New Mall
     Subsidiary on December 20, 1999. As a result, Mall Construction had no assets or liabilities as of December 31, 2001.
(2)  Land with a historical  cost basis of $29.2 million was transferred  from Venetian,  a co-obligor of the Notes, to the Phase II
     Subsidiary,  a non-guarantor  subsidiary,  in October 1998 and land with a value of $11.8 million was indirectly contributed by the Principal Stockholder during December 1999.
(3)  As more fully  described in Note 8, Las Vegas Sands,  Inc. and Venetian  Casino  Resort LLC are  co-obligors  of certain of the
     Company's  indebtedness.  Accordingly,  such  indebtedness  has been  presented as an  obligation of both entities in the above balance sheets.



                                                        LAS VEGAS SANDS, INC.
                                              Notes to Financial Statements (continued)


                                        Note 15 Summarized Financial Information (continued)


                                                      CONDENSED BALANCE SHEETS
                                                          December 31, 2000


                                                                                                       GUARANTOR SUBSIDIARIES
                                                                                                         ----------------------
                                                                                                    Lido             Mall
                                                                                   Venetian         Intermediate     Intermediate
                                                                  Las Vegas        Casino Resort    Holding          Holding
                                                                  Sands, Inc.      LLC              Company LLC      Company LLC
                                                                  --------------   --------------   ---------------  --------------
Cash and cash equivalents ...................................     $       35,332   $        4,260   $            4   $            4
Restricted cash and investments .............................               --              1,471             --               --
Intercompany receivable .....................................             43,152             --               --               --
Accounts receivable, net ....................................             45,609           17,686             --               --
Inventories .................................................               --              3,868             --               --
Prepaid expenses ............................................                458            2,897             --               --
                                                                  --------------   --------------   ---------------  --------------
  Total current assets ......................................            124,551           30,182                4                4

Property and equipment, net .................................               --            840,960             --               --
Investment in Subsidiaries ..................................            824,427             --               --               --
Deferred offering costs, net.................................               --             18,335             --               --
Other assets, net............................................              4,928           22,120             --               --
                                                                  --------------   --------------   ---------------  --------------
                                                                  $      953,906   $      911,597   $            4   $            4
                                                                  ==============   ==============   ===============  ===============

Accounts payable ............................................     $        4,794   $       18,036   $         --     $         --
Construction payable ........................................               --              3,297             --               --
Construction payable-contested ..............................               --              7,232             --               --
Intercompany payables .......................................               --             20,626             --               --
Accrued interest payable ....................................               --             11,498             --               --
Other accrued liabilities ...................................             27,939           47,380             --               --
Current maturities of long-term debt (3).....................             50,119           50,119             --               --
                                                                  --------------   --------------   ---------------  --------------
  Total current liabilities .................................             82,852          158,188             --               --

Other long-term liabilities .................................               --             10,494             --               --
Long-term debt (3)...........................................            696,222          696,222             --               --
Long-term subordinated loans payable to Principal Stockholder               --             27,071             --               --
                                                                  --------------   --------------   ---------------  --------------
                                                                         779,074          891,975             --               --
                                                                  --------------   --------------   ---------------  --------------
Redeemable Preferred interest in Venetian ...................               --            168,012             --               --
                                                                  --------------   --------------   ---------------  --------------
Stockholder's equity (Deficit)...............................            174,832         (148,390)               4                4
                                                                  --------------   --------------   ---------------  --------------
                                                                  $      953,906   $      911,597   $            4   $            4
                                                                  ==============   ==============   ===============  ===============




                                                        LAS VEGAS SANDS, INC.
                                              Notes to Financial Statements (continued)


                                        Note 15 Summarized Financial Information (continued)


                                                CONDENSED BALANCE SHEETS (continued)
                                                          December 31, 2000



                                                                      NON-GUARANTOR SUBSIDIARIES
                                                                      --------------------------
                                                                  Grand Canal
                                                                  Shops Mall       Other Non-       Consolidating/
                                                                  Subsidiary       Guarantor        Eliminating
                                                                  LLC (1)          Subsidiaries (2) Entries          Total
                                                                  --------------   --------------   ---------------  --------------
Cash and cash equivalents ...................................     $        2,972   $           34   $         --     $       42,606
Restricted cash and investments .............................              1,078             --               --              2,549
Intercompany receivable .....................................               --               --            (43,152)            --
Accounts receivable, net ....................................                973               60             --             64,328
Inventories .................................................               --               --               --              3,868
Prepaid expenses ............................................                317             --               --              3,672
                                                                  --------------   --------------   ---------------  --------------
  Total current assets ......................................              5,340               94          (43,152)         117,023

Property and equipment, net .................................            140,185           80,948             --          1,062,093
Investment in Subsidiaries ..................................               --               --           (824,427)            --
Deferred offering costs, net.................................              3,979             --               --             22,314
Other assets, net............................................              3,907             --               --             30,955
                                                                  --------------   --------------   ---------------  --------------
                                                                  $      153,411   $       81,042   $     (867,579)     $ 1,232,385
                                                                  ==============   ==============   ===============  ===============
Accounts payable ............................................     $        1,005   $         --     $         --     $       23,835
Construction payable ........................................               --              2,915             --              6,212
Construction payable-contested ..............................               --               --               --              7,232
Intercompany payables .......................................             22,526             --            (43,152)            --
Accrued interest payable ....................................              1,779             --               --             13,277
Other accrued liabilities ...................................              1,363               53             --             76,735
Current maturities of long-term debt (3).....................               --               --            (50,119)          50,119
                                                                  --------------   --------------   ---------------  --------------
  Total current liabilities .................................             26,673            2,968          (93,271)         177,410
                                                                  --------------   --------------   ---------------  --------------
Other long-term liabilities .................................               --               --               --             10,494
Long-term debt (3)...........................................            105,000             --           (696,222)         801,222
Long-term subordinated loans payable to Principal Stockholder             35,000             --               --             62,071
                                                                  --------------   --------------   ---------------  --------------
                                                                         166,673            2,968         (789,493)       1,051,197
                                                                  --------------   --------------   ---------------  --------------
Redeemable Preferred interest in Venetian ...................               --               --               --            168,012
                                                                  --------------   --------------   ---------------  --------------
Stockholder's equity (Deficit)...............................            (13,262)          78,074          (78,086)          13,176
                                                                  --------------   --------------   ---------------  --------------
                                                                  $      153,411   $       81,042   $     (867,579)  $    1,232,385
                                                                  ==============   ==============   ===============  ===============

----------------
(1)  The assets and  liabilities of Mall  Construction,  a guarantor,  were  transferred  to the Mall  Subsidiary,  a  non-guarantor subsidiary, upon substantial completion of the Casino Resort on November 12, 1999, and subsequently transferred to the New Mall
     Subsidiary on December 20, 1999. As a result, Mall Construction had no assets or liabilities as of December 31, 2000.
(2)  Land with a historical cost basis of $29.2 million was transferred from Venetian Casino Resort,  LLC, a co-obligor of the Notes to Lido Casino Resort, LLC., a non-guarantor  subsidiary, in October 1998 and land with a value of $11.8 million was indirectly contributed by the Principal Stockholder during December 1999.
(3)  As more fully  described in Note 8, Las Vegas Sands,  Inc. and Venetian  Casino  Resort LLC are  co-obligors  of certain of the
     Company's  indebtedness.  Accordingly,  such  indebtedness  has been  presented as an  obligation of both entities in the above balance sheets.



                                                        LAS VEGAS SANDS, INC.
                                              Notes to Financial Statements (continued)


                                        Note 15 Summarized Financial Information (continued)


                                                  CONDENSED STATEMENT OF OPERATIONS
                                                For the year ended December 31, 2001



                                                                                                        GUARANTOR SUBSIDIARIES
                                                                                                        ----------------------
                                                                                                    Lido             Mall
                                                                                   Venetian         Intermediate     Intermediate
                                                                  Las Vegas        Casino Resort    Holding          Holding
                                                                  Sands, Inc.      LLC              Company LLC      Company LLC
                                                                  --------------   --------------   ---------------  --------------
Revenues:
  Casino ....................................................     $      227,240   $         --     $         --     $         --
  Room ......................................................               --            204,242             --               --
  Food and beverage .........................................               --             61,977             --               --
  Retail and other ..........................................              1,417           84,098             --               --
                                                                  --------------   --------------   ---------------  --------------
  Total revenue .............................................            228,657          350,317             --               --
Less promotional allowance ..................................               --            (42,594)                             --
                                                                  --------------   --------------   ---------------  --------------
  Net revenues ..............................................            228,657          307,723             --               --
                                                                  --------------   --------------   ---------------  --------------
Operating expenses:
  Casino ....................................................            185,909             --               --               --
  Rooms .....................................................               --             50,039             --               --
  Food and beverage .........................................               --             29,630             --               --
  Retail and other ..........................................               --             21,287             --               --
  Provision for doubtful accounts ...........................             18,200            1,866             --               --
  General and administrative ................................              2,711           82,603             --               --
  Corporate expense .........................................              2,459            3,917             --               --
  Rental expense ............................................                914            6,625             --               --
  Pre-opening and developemental expense ....................               --                355             --               --
  Depreciation and amortization .............................               --             36,039             --               --
                                                                  --------------   --------------   ---------------  --------------
                                                                         210,193          232,361             --               --
                                                                  --------------   --------------   ---------------  --------------
Operating income (loss) .....................................             18,464           75,362             --               --
                                                                  --------------   --------------   ---------------  --------------
Other income (expense):
    Interest income .........................................                643              613             --               --
    Interest expense, net of amounts capitalized ............               --            (90,947)            --               --
    Interest expense on indebtedness to Principal Stockholder               --             (4,052)            --               --
    Other income (expense) ..................................               --             (1,938)            --               --
    Income (loss) from equity investment in subsidiaries ....            (43,274)            --
                                                                  --------------   --------------   ---------------  --------------
Income (loss) before preferred return and extraordinary item             (24,167)         (20,962)            --               --
Preferred return on Redeemable Preferred Interest in Venetian               --            (20,766)            --               --
                                                                  --------------   --------------   ---------------  --------------
Income (loss) before extrordinary item                                   (24,167)         (41,728)            --               --

    Loss on early retirement of debt ........................               --             (1,383)            --               --
                                                                  --------------   --------------   ---------------  --------------
Net income (loss) ...........................................     $      (24,167)  $      (43,111)  $         --     $         --
                                                                  ==============   ==============   ===============  ==============




                                                        LAS VEGAS SANDS, INC.
                                              Notes to Financial Statements (continued)


                                        Note 15 Summarized Financial Information (continued)


                                            CONDENSED STATEMENT OF OPERATIONS (continued)
                                                For the year ended December 31, 2001



                                                                     NON-GUARANTOR SUBSIDIARIES
                                                                     --------------------------
                                                                  Grand Canal
                                                                  Shops Mall       Other Non-       Consolidating/
                                                                  Subsidiary       Guarantor        Eliminating
                                                                  LLC (1)          Subsidiaries     Entries          Total
                                                                  --------------   --------------   ---------------  --------------
Revenues:
  Casino ....................................................     $         --     $         --     $         --     $      227,240
  Room ......................................................               --               --               --            204,242
  Food and beverage .........................................               --               --               --             61,977
  Retail and other ..........................................             34,707            1,622          (48,810)          73,034
                                                                  --------------   --------------   ---------------  --------------
  Total revenue .............................................             34,707            1,622          (48,810)         566,493
Less promotional allowance ..................................               --               --               --            (42,594)
                                                                  --------------   --------------   ---------------  --------------
  Net revenues ..............................................             34,707            1,622          (48,810)         523,899
                                                                  --------------   --------------   ---------------  --------------
Operating expenses:
  Casino ....................................................               --               --            (45,973)         139,936
  Rooms .....................................................               --               --               --             50,039
  Food and beverage .........................................               --               --               --             29,630
  Retail and other ..........................................             12,230             --             (1,215)          32,302
  Provision for doubtful accounts ...........................                132             --               --             20,198
  General and administrative ................................              1,570                3             --             86,887
  Corporate expense .........................................               --               --               --              6,376
  Rental expense ............................................              2,157             --             (1,622)           8,074
  Pre-opening and developemental expense ....................               --               --               --                355
  Depreciation and amortization .............................              4,784             --               --             40,823
                                                                  --------------   --------------   ---------------  --------------
                                                                          20,873                3          (48,810)         414,620
                                                                  --------------   --------------   ---------------  --------------
Operating income (loss) .....................................             13,834            1,619             --            109,279
                                                                  --------------   --------------   ---------------  --------------
Other income (expense):
    Interest income .........................................                129             --               --              1,385
    Interest expense, net of amounts capitalized ............            (10,173)            (604)            --           (101,724)
    Interest expense on indebtedness to Principal Stockholder             (4,968)            --               --             (9,020)
    Other income (expense) ..................................               --               --               --             (1,938)
    Income (loss) from equity investment in subsidiaries ....               --               --             43,274             --
                                                                  --------------   --------------   ---------------  --------------
Income (loss) before preferred return and extraordinary item              (1,178)           1,015           43,274           (2,018)
Preferred return on Redeemable Preferred Interest in Venetian               --               --               --            (20,766)
                                                                  --------------   --------------   ---------------  --------------
Income (loss) before extraordinary item .....................             (1,178)           1,015           43,274          (22,784)
    Loss on early retirement of debt ........................               --               --               --             (1,383)
                                                                  --------------   --------------   ---------------  --------------
Net income (loss) ...........................................     $       (1,178)  $        1,015   $       43,274   $      (24,167)
                                                                  ==============   ==============   ==============   ==============

----------
(1)  The assets and  liabilities of Mall  Construction,  a guarantor,  were  transferred  to the Mall  Subsidiary,  a  non-guarantor subsidiary, upon substantial completion of the Casino Resort on November 12, 1999, and subsequently transferred to the New Mall
     Subsidiary on December 20, 1999. As a result, Mall Construction had no revenues or expenses as of December 31, 2001.




                                                        LAS VEGAS SANDS, INC.
                                              Notes to Financial Statements (continued)


                                        Note 15 Summarized Financial Information (continued)

                                                  CONDENSED STATEMENT OF OPERATIONS
                                                For the year ended December 31, 2000




                                                                                                         GUARANTOR SUBSIDIARIES
                                                                                                         ----------------------
                                                                                                    Lido             Mall
                                                                                   Venetian         Intermediate     Intermediate
                                                                  Las Vegas        Casino           Holding          Holding
                                                                  Sands, Inc.      Resort LLC       Company LLC      Company LLC
                                                                  --------------   --------------   ---------------  --------------
Revenues:
  Casino ....................................................     $      299,083   $         --     $         --     $         --
  Room ......................................................               --            192,327             --               --
  Food and beverage .........................................               --             67,052             --               --
  Retail and other ..........................................              1,646           82,455             --               --
                                                                  --------------   --------------   ---------------  --------------
  Total revenue .............................................            300,729          341,834             --               --
Less promotional allowance ..................................               --            (46,296)            --               --
                                                                  --------------   --------------   ---------------  --------------
  Net revenues ..............................................            300,729          295,538             --               --
                                                                  --------------   --------------   ---------------  --------------
Operating expenses:
  Casino ....................................................            208,321             --               --               --
  Rooms .....................................................               --             49,618             --               --
  Food and beverage .........................................               --             32,627             --               --
  Retail and other ..........................................               --             19,126             --               --
  Provision for doubtful accounts ...........................             17,743            1,300             --               --
  General and administrative ................................              3,819           88,344             --                 10
  Corporate expense .........................................              2,293            3,982             --               --
  Rental expense ............................................                714            5,856             --               --
  Depreciation and amortization .............................               --             37,180             --               --
                                                                  --------------   --------------   ---------------  --------------
                                                                         232,890          238,033             --                 10
                                                                  --------------   --------------   ---------------  --------------

Operating income (loss) .....................................             67,839           57,505             --                (10)
                                                                  --------------   --------------   ---------------  --------------
Other income (expense):
    Interest income .........................................                739              960             --               --
    Interest expense, net of amounts capitalized ............               --            (98,437)            --               --
    Interest expense on indebtedness to Principal Stockholder               --             (3,568)            --               --
    Income (loss) from equity investment in subsidiaries ....            (71,108)            --               --               --
                                                                  --------------   --------------   ---------------  --------------
Income (loss) before preferred return and extraordinary item              (2,530)         (43,540)            --                (10)
Preferred return on Redeemable Preferred Interest in Venetian               --            (18,482)            --               --
                                                                  --------------   --------------   ---------------  --------------
Income (loss) before extraordinary item .....................             (2,530)         (62,022)            --                (10)
    Loss on early retirement of debt ........................               --             (2,785)            --               --
                                                                  --------------   --------------   ---------------  --------------
Net income (loss) ...........................................     $       (2,530)  $      (64,807)  $         --     $          (10)
                                                                  ==============   ==============   ==============   ==============





                                                        LAS VEGAS SANDS, INC.
                                              Notes to Financial Statements (continued)


                                        Note 15 Summarized Financial Information (continued)

                                            CONDENSED STATEMENT OF OPERATIONS (continued)
                                                For the year ended December 31, 2000



                                                                      NON-GUARANTOR SUBSIDIARIES
                                                                      --------------------------
                                                                  Grand Canal
                                                                  Shops Mall       Other Non-       Consolidating/
                                                                  Subsidiary       Guarantor        Eliminating
                                                                  LLC (1)          Subsidiaries     Entries          Total
                                                                  --------------   --------------   ---------------  --------------
Revenues:
  Casino ....................................................     $         --     $         --     $         --     $      299,083
  Room ......................................................               --               --               --            192,327
  Food and beverage .........................................               --               --               --             67,052
  Retail and other ..........................................             30,781             --            (46,078)          68,804
                                                                  --------------   --------------   ---------------  --------------
  Total revenue .............................................             30,781             --            (46,078)         627,266
Less promotional allowance ..................................               --               --               --            (46,296)
                                                                  --------------   --------------   ---------------  --------------
  Net revenues ..............................................             30,781             --            (46,078)         580,970
                                                                  --------------   --------------   ---------------  --------------
Operating expenses:
  Casino ....................................................               --               --            (45,164)         163,157
  Rooms .....................................................               --               --               --             49,618
  Food and beverage .........................................               --               --               --             32,627
  Retail and other ..........................................             11,194             --               (914)          29,406
  Provision for doubtful accounts ...........................                209             --               --             19,252
  General and administrative ................................              1,219               21             --             93,413
  Corporate expense .........................................               --               --               --              6,275
  Rental expense ............................................              2,157             --               --              8,727
  Depreciation and amortization .............................              4,542             --               --             41,722
                                                                  --------------   --------------   ---------------  --------------
                                                                          19,321               21          (46,078)         444,197
                                                                  --------------   --------------   ---------------  --------------
Operating income (loss) .....................................             11,460              (21)            --            136,773
                                                                  --------------   --------------   ---------------  --------------
Other income (expense):
    Interest income .........................................                 72             --               --              1,771
    Interest expense, net of amounts capitalized ............            (12,589)            --               --           (111,026)
    Interest expense on indebtedness to Principal Stockholder             (5,213)            --               --             (8,781)
    Income (loss) from equity investment in subsidiaries ....               --               --             71,108             --
                                                                  --------------   --------------   ---------------  --------------
Income (loss) before preferred return and extraordinary item              (6,270)             (21)          71,108           18,737
Preferred return on Redeemable Preferred Interest in Venetian               --               --               --            (18,482)
                                                                  --------------   --------------   ---------------  --------------
Income (loss) before extraordinary item .....................             (6,270)             (21)          71,108              255
    Loss on early retirement of debt ........................               --               --               --             (2,785)
                                                                  --------------   --------------   ---------------  --------------
Net income (loss) ...........................................     $       (6,270)  $          (21)  $       71,108   $       (2,530)
                                                                  ==============   ==============   ==============   ==============

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





                                                        LAS VEGAS SANDS, INC.
                                              Notes to Financial Statements (continued)


                                        Note 15 Summarized Financial Information (continued)


                                                  CONDENSED STATEMENT OF OPERATIONS
                                                For the year ended December 31, 1999




                                                                                                         GUARANTOR SUBSIDIARIES
                                                                                                         ----------------------
                                                                                                    Lido             Mall
                                                                                   Venetian         Intermediate     Intermediate
                                                                  Las Vegas        Casino           Holding          Holding
                                                                  Sands, Inc.      Resort LLC       Company LLC      Company LLC
                                                                  --------------   --------------   ---------------  --------------
Revenues:
  Casino ....................................................     $      124,161   $         --     $         --     $         --
  Room ......................................................               --             89,585             --               --
  Food and beverage .........................................               --             30,786             --               --
  Retail and other ..........................................              1,592           47,197             --               --
                                                                  --------------   --------------   ---------------  --------------
  Total revenue .............................................            125,753          167,568             --               --
Less promotional allowance ..................................               --            (25,045)            --               --
                                                                  --------------   --------------   ---------------  --------------
  Net revenues ..............................................            125,753          142,523             --               --
                                                                  --------------   --------------   ---------------  --------------
Operating expenses:
  Casino ....................................................             99,130             --               --               --
  Rooms .....................................................               --             25,532             --               --
  Food and beverage .........................................               --             19,134             --               --
  Retail and other ..........................................               --              7,385             --               --
  Provision for doubtful accounts ...........................             12,225              730             --               --
  General and administrative ................................              1,369           48,566                1             --
  Corporate expense .........................................              1,794              716             --               --
  Rental expense ............................................                455            3,852             --               --
  Pre-opening expense .......................................                143           21,341             --               --
  Depreciation and amortization .............................                 52           22,692             --               --
                                                                  --------------   --------------   ---------------  --------------
                                                                         115,168          149,948                1             --
                                                                  --------------   --------------   ---------------  --------------

Operating income (loss) .....................................             10,585           (7,425)              (1)            --
                                                                  --------------   --------------   ---------------  --------------
Other income (expense):
    Interest income .........................................                209            2,336             --               --
    Interest expense, net of amounts capitalized ............               --            (63,819)            --               --
    Interest expense on indebtedness to Principal Stockholder               --               --               --               --
    Income (loss) from equity investment in subsidiaries ....            (90,816)            --               --               --
                                                                  --------------   --------------   ---------------  --------------
Income (loss) before preferred return and extraordinary item             (80,022)         (68,908)              (1)            --
Preferred return on Redeemable Preferred Interest in Venetian               --            (14,399)            --               --
                                                                  --------------   --------------   ---------------  --------------
Income (loss) before extraordinary item .....................            (80,022)         (83,307)              (1)            --
    Loss on early retirement of debt ........................               --               --               --               --
                                                                  --------------   --------------   ---------------  --------------
Net income (loss) ...........................................     $      (80,022)  $      (83,307)  $           (1)  $         --
                                                                  ==============   ==============   ==============   ==============




                                                        LAS VEGAS SANDS, INC.
                                              Notes to Financial Statements (continued)


                                        Note 15 Summarized Financial Information (continued)


                                            CONDENSED STATEMENT OF OPERATIONS (continued)
                                                For the year ended December 31, 1999



                                                                      NON-GUARANTOR SUBSIDIARIES
                                                                      --------------------------

                                                                  Grand Canal
                                                                  Shops Mall       Other Non-       Consolidating/
                                                                  Subsidiary       Guarantor        Eliminating
                                                                  LLC (1)          Subsidiaries     Entries          Total
                                                                  --------------   --------------   ---------------  --------------
Revenues:
  Casino ....................................................     $         --     $         --     $         --     $      124,161
  Room ......................................................               --               --               --             89,585
  Food and beverage .........................................               --               --               --             30,786
  Retail and other ..........................................              9,844             --            (29,667)          28,966
                                                                  --------------   --------------   ---------------  --------------
  Total revenue .............................................              9,844             --            (29,667)         273,498
Less promotional allowance ..................................               --               --               --            (25,045)
                                                                  --------------   --------------   ---------------  --------------
  Net revenues ..............................................              9,844             --            (29,667)         248,453
                                                                  --------------   --------------   ---------------  --------------
Operating expenses:
  Casino ....................................................               --               --            (29,466)          69,664
  Rooms .....................................................               --               --               --             25,532
  Food and beverage .........................................               --               --               --             19,134
  Retail and other ..........................................              4,397             --               (201)          11,581
  Provision for doubtful accounts ...........................                700             --               --             13,655
  General and administrative ................................                512                2             --             50,450
  Corporate expense .........................................               --               --               --              2,510
  Rental expense ............................................              1,178             --               --              5,485
  Pre-opening expense .......................................               --               --               --             21,484
  Depreciation and amortization .............................              2,401             --               --             25,145
                                                                  --------------   --------------   ---------------  --------------
                                                                           9,188                2          (29,667)         244,640
                                                                  --------------   --------------   ---------------  --------------

Operating income (loss) .....................................                656               (2)            --              3,813
                                                                  --------------   --------------   ---------------  --------------
Other income (expense):
    Interest income .........................................                  6             --               --              2,551
    Interest expense, net of amounts capitalized ............             (7,416)            --               --            (71,235)
    Interest expense on indebtedness to Principal Stockholder               (163)            --               --               (163)
    Income (loss) from equity investment in subsidiaries ....               --               --             90,816             --
                                                                  --------------   --------------   ---------------  --------------
Income (loss) before preferred return and extraordinary item              (6,917)              (2)          90,816          (65,034)
Preferred return on Redeemable Preferred Interest in Venetian               --               --               --            (14,399)
                                                                  --------------   --------------   ---------------  --------------
Income (loss) before extraordinary item .....................             (6,917)              (2)          90,816          (79,433)
    Loss on early retirement of debt ........................               (589)            --               --               (589)
                                                                  --------------   --------------   ---------------  --------------
Net income (loss) ...........................................     $       (7,506)  $           (2)  $       90,816   $      (80,022)
                                                                  ==============   ==============   ==============   ==============


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






                                                        LAS VEGAS SANDS, INC.
                                              Notes to Financial Statements (continued)

                                        Note 15 Summarized Financial Information (continued)

                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                                For the year ended December 31, 2001


                                                                                                       GUARANTOR SUBSIDIARIES
                                                                                                       ----------------------
                                                                                                    Lido             Mall
                                                                                                    Intermediate     Intermediate
                                                                  Las Vegas        Venetian Casino  Holding          Holding
                                                                  Sands, Inc.      Resort LLC       Company LLC      Company LLC
                                                                  --------------   --------------   ---------------  --------------

Net cash provided by operating activities ...................     $       19,765   $       26,390   $         --     $         --
                                                                  --------------   --------------   ---------------  --------------
Cash flows from investing activities:
  (Increase) decrease in restricted cash ....................               --                (57)            --               --
  Capital expenditures ......................................               --            (53,660)            --               --
                                                                  --------------   --------------   ---------------  --------------
Net cash used in investing activities .......................               --            (53,717)            --               --
                                                                  --------------   --------------   ---------------  --------------
Cash flows from financing activities:
  Repayments on bank credit facility-tranche A term loan ....               --           (103,125)            --               --
  Repayments on bank credit facility-tranche B term loan ....               --            (49,750)            --               --
  Repayments on bank credit facility-tranche C term loan ....               --             (5,750)            --               --
  Proceeds from bank credit facility-tranche C term loan ....               --              5,750             --               --
  Repayments on bank credit facility-term ...................               --               (764)            --               --
  Proceeds from bank credit facility-term ...................               --            152,750             --               --
  Repayments on bank credit facility-revolver ...............               --            (18,000)            --               --
  Proceeds from bank credit facility-revolver ...............               --             58,000             --               --
  Repayments on FF&E credit facility ........................               --            (21,494)            --               --
  Proceeds from Phase II Subsidiary credit facility .........               --               --               --               --
  Proceeds from Phase II Subsidiary unsecured bank loan .....               --               --               --               --
  Payments of deferred offering costs .......................               --             (5,573)            --               --
  Net increase (decrease) in intercompany accounts ..........            (17,730)          18,829             --               --
                                                                  --------------   --------------   ---------------  --------------
Net cash provided by  (used in) financing activities ........            (17,730)          30,873             --               --
                                                                  --------------   --------------   ---------------  --------------
Increase in cash and cash equivalents .......................              2,035            3,546             --               --
Cash and cash equivalents at beginning of year ..............             35,332            4,260                4                4
                                                                  --------------   --------------   ---------------  --------------
Cash and cash equivalents at end of year ....................     $       37,367   $        7,806   $            4   $            4
                                                                  ==============   ==============   ==============   ==============




                                                        LAS VEGAS SANDS, INC.
                                              Notes to Financial Statements (continued)

                                        Note 15 Summarized Financial Information (continued)

                                           CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                                For the year ended December 31, 2001



                                                                       NON-GUARANTOR SUBSIDIARIES
                                                                       --------------------------
                                                                  Grand Canal
                                                                  Shops Mall       Other Non-       Consolidating/
                                                                  Subsidiary       Guarantor        Eliminating
                                                                  LLC (1)          Subsidiaries     Entries          Total
                                                                  --------------   --------------   ---------------  --------------

Net cash provided by operating activities ...................     $        4,075   $          562   $         --     $       50,792
                                                                  --------------   --------------   ---------------  --------------
Cash flows from investing activities:
  (Increase) decrease in restricted cash ....................                (40)            --               --                (97)
  Capital expenditures ......................................               (766)            (708)            --            (55,134)
                                                                  --------------   --------------   ---------------  --------------
Net cash used in investing activities .......................               (806)            (708)            --            (55,231)
                                                                  --------------   --------------   ---------------  --------------
Cash flows from financing activities:
  Repayments on bank credit facility-tranche A term loan ....               --               --               --           (103,125)
  Repayments on bank credit facility-tranche B term loan ....               --               --               --            (49,750)
  Repayments on bank credit facility-tranche C term loan ....               --               --               --             (5,750)
  Proceeds from bank credit facility-tranche C term loan ....               --               --               --              5,750
  Repayments on bank credit facility-term ...................               --               --               --               (764)
  Proceeds from bank credit facility-term ...................               --               --               --            152,750
  Repayments on bank credit facility-revolver ...............               --               --               --            (18,000)
  Proceeds from bank credit facility-revolver ...............               --               --               --             58,000
  Repayments on FF&E credit facility ........................               --               --               --            (21,494)
  Proceeds from Phase II Subsidiary credit facility .........               --              3,933             --              3,933
  Proceeds from Phase II Subsidiary unsecured bank loan .....               --              1,092             --              1,092
  Payments of deferred offering costs .......................               --               (300)            --             (5,873)
  Net increase (decrease) in intercompany accounts ..........                409           (1,508)            --               --
                                                                  --------------   --------------   ---------------  --------------
Net cash provided by  (used in) financing activities ........                409            3,217             --             16,769
                                                                  --------------   --------------   ---------------  --------------
Increase in cash and cash equivalents .......................              3,678            3,071             --             12,330
Cash and cash equivalents at beginning of year ..............              2,972               34             --             42,606
                                                                  --------------   --------------   ---------------  --------------
Cash and cash equivalents at end of year ....................     $        6,650   $        3,105   $         --     $       54,936
                                                                  ==============   ==============   ==============   ==============


----------------
(1)  The assets and  liabilities of Mall  Construction,  a guarantor,  were  transferred  to the Mall  Subsidiary,  a  non-guarantor subsidiary, upon substantial completion of the Casino Resort on November 12, 1999, and subsequently transferred to the New Mall
     Subsidiary on December 20, 1999. As a result, Mall Construction had no cash flows as of December 31, 2001.





                                                       LAS VEGAS SANDS, INC.
                                             Notes to Financial Statements (continued)


                                        Note 15 Summarized Financial Information (continued)

                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                                For the year ended December 31, 2000




                                                                                                       GUARANTOR SUBSIDIARIES
                                                                                                       ----------------------
                                                                                                    Lido             Mall
                                                                                                    Intermediate     Intermediate
                                                                  Las Vegas        Venetian Casino  Holding          Holding
                                                                  Sands, Inc.      Resort LLC       Company LLC      Company LLC
                                                                  --------------   --------------   ---------------  --------------
Net cash provided by (used in) operating
  activities ................................................     $       56,574   $       21,142   $         --     $          (10)
                                                                  --------------   --------------   ---------------  --------------
Cash flows from investing activities:
  Proceeds from purchases of investments ....................               --              7,319             --               --
  Capital expenditures ......................................               --            (15,647)            --               --
  Construction of Casino Resort .............................               --            (12,178)            --               --
                                                                  --------------   --------------   ---------------  --------------
Net cash used in investing activities .......................               --            (20,506)            --               --
                                                                  --------------   --------------   ---------------  --------------
Cash flows from financing activities:
  Proceeds from capital contributions .......................               --                (35)            --                  9
  Repayments on bank credit facility-tranche A term loan ....               --            (35,625)            --               --
  Repayments on bank credit facility-tranche B term loan ....               --               (250)            --               --
  Proceeds from bank credit facility-tranche B term loan ....               --             50,000             --               --
  Repayments on bank credit facility-revolver ...............               --            (50,160)            --               --
  Proceeds from bank credit facility-revolver ...............               --             11,000             --               --
  Repayments on FF&E credit facility ........................               --            (16,609)            --               --
  Payments of deferred offering costs .......................               --             (2,296)            --               --
  Net increase (decrease) in intercompany accounts ..........            (45,203)          45,362             --               --
                                                                  --------------   --------------   ---------------  --------------
Net cash provided by  (used in) financing activities ........            (45,203)           1,387             --                  9
                                                                  --------------   --------------   ---------------  --------------
Increase (decrease) in cash and cash equivalents ............             11,371            2,023             --                 (1)
Cash and cash equivalents at beginning of year ..............             23,961            2,237                4                5
                                                                  --------------   --------------   ---------------  --------------
Cash and cash equivalents at end of year ....................     $       35,332   $        4,260   $            4   $            4
                                                                  ==============   ==============   ==============   ==============





                                                       LAS VEGAS SANDS, INC.
                                             Notes to Financial Statements (continued)


                                        Note 15 Summarized Financial Information (continued)

                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                                For the year ended December 31, 2000



                                                                      NON-GUARANTOR SUBSIDIARIES
                                                                      --------------------------
                                                                  Grand Canal
                                                                  Shops Mall       Other Non-       Consolidating/
                                                                  Subsidiary       Guarantor        Eliminating
                                                                  LLC (1)          Subsidiaries     Entries          Total
                                                                  --------------   --------------   ---------------  --------------
Net cash provided by (used in) operating
  activities ................................................     $        3,341   $          (30)  $         --     $       81,017
                                                                  --------------   --------------   ---------------  --------------
Cash flows from investing activities:
  Proceeds from purchases of investments ....................              1,112             --               --              8,431
  Capital expenditures ......................................               (762)            --               --            (16,409)
  Construction of Casino Resort .............................               --                 (2)            --            (12,180)
                                                                  --------------   --------------   ---------------  --------------
Net cash used in investing activities .......................                350               (2)            --            (20,158)
                                                                  --------------   --------------   ---------------  --------------
Cash flows from financing activities:
  Proceeds from capital contributions .......................                  5               21             --               --
  Repayments on bank credit facility-tranche A term loan ....               --               --               --            (35,625)
  Repayments on bank credit facility-tranche B term loan ....               --               --               --               (250)
  Proceeds from bank credit facility-tranche B term loan ....               --               --               --             50,000
  Repayments on bank credit facility-revolver ...............               --               --               --            (50,160)
  Proceeds from bank credit facility-revolver ...............               --               --               --             11,000
  Repayments on FF&E credit facility ........................               --               --               --            (16,609)
  Payments of deferred offering costs .......................               (565)            --               --             (2,861)
  Net increase (decrease) in intercompany accounts ..........               (159)            --               --               --
                                                                  --------------   --------------   ---------------  --------------
Net cash provided by  (used in) financing activities ........               (719)              21             --            (44,505)
                                                                  --------------   --------------   ---------------  --------------
Increase (decrease) in cash and cash equivalents ............              2,972              (11)            --             16,354
Cash and cash equivalents at beginning of year ..............               --                 45             --             26,252
                                                                  --------------   --------------   ---------------  --------------
Cash and cash equivalents at end of year ....................     $        2,972   $           34   $         --     $       42,606
                                                                  ==============   ==============   ==============   ==============

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



                                                        LAS VEGAS SANDS, INC.
                                              Notes to Financial Statements (continued)


                                        Note 15 Summarized Financial Information (continued)


                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                                For the year ended December 31, 1999





                                                                                                        GUARANTOR SUBSIDIARIES
                                                                                                    Lido             Mall
                                                                                                    Intermediate     Intermediate
                                                                  Las Vegas        Venetian         Holding          Holding
                                                                  Sands, Inc.      Casino LLC       Company LLC      Company LLC
                                                                  --------------   --------------   ---------------  --------------
Net cash provided by (used in) operating activities  ........     $       (7,608)  $      (64,828)  $           (1)  $         --
                                                                  --------------   --------------   ---------------  --------------
Cash flows from investing activities:
  Proceeds from purchases of investments ....................               --            125,147             --               --
  Construction of Casino Resort .............................                (52)        (228,393)            --               --
                                                                  --------------   --------------   ---------------  --------------
Net cash used in investing activities .......................                (52)        (103,246)            --               --
                                                                  --------------   --------------   ---------------  --------------
Cash flows from financing activities:
  Proceeds from capital contributions .......................             27,791             --               --               --
  Proceeds from preferred interest in Venetian ..............               --             44,431             --               --
  Repayments on mall construction loan facility .............               --               --               --               --
  Proceeds from mall construction loan facility .............               --               --               --               --
  Proceeds from mall-tranche A take-out loan ................               --               --               --               --
  Proceeds from mall- tranche B take-out loan ...............               --               --               --               --
  Proceeds from completion guaranty loan ....................               --             23,503             --               --
  Repayments on bank credit facility- tranche A term loan ...               --            (11,250)            --               --
  Proceeds from bank credit facility-tranche A term loan ....               --             34,000             --               --
  Repayments on bank credit facility-revolver ...............               --            (10,231)            --               --
  Proceeds from bank credit facility-revolver ...............               --             40,506             --               --
  Repayments on FF&E credit facility ........................               --             (5,862)            --               --
  Proceeds from FF&E credit facility ........................               --             83,842             --               --
  Payments of deferred offering costs .......................               --             (1,299)            --               --
  Net increase (decrease) in intercompany accounts ..........              2,614          (28,354)            --               --
                                                                  --------------   --------------   ---------------  --------------
Net cash provided by financing activities ...................             30,405          169,286             --               --
                                                                  --------------   --------------   ---------------  --------------
Increase (decrease) in cash and cash equivalents ............             22,745            1,212               (1)            --
Cash and cash equivalents at beginning of year ..............              1,216            1,025                5                5
                                                                  --------------   --------------   ---------------  --------------
Cash and cash equivalents at end of year ....................     $       23,961   $        2,237   $            4   $            5
                                                                  ==============   ==============   ==============   ==============



                                                        LAS VEGAS SANDS, INC.
                                              Notes to Financial Statements (continued)


                                        Note 15 Summarized Financial Information (continued)


                                           CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                                For the year ended December 31, 1999



                                                                       NON-GUARANTOR SUBSIDIARIES
                                                                       --------------------------
                                                                  Grand Canal
                                                                  Shops Mall       Other Non-       Consolidating/
                                                                  Subsidiary       Guarantor        Eliminating
                                                                  LLC (1)          Subsidiaries     Entries          Total
                                                                  --------------   --------------   ---------------  --------------
Net cash provided by (used in) operating activities .........     $       (7,174)  $           (3)  $       49,551   $      (30,063)
                                                                  --------------   --------------   ---------------  --------------
Cash flows from investing activities:
  Proceeds from purchases of investments ....................             (2,191)            --               --            122,956
  Construction of Casino Resort .............................            (53,593)         (37,068)            --           (319,106)
                                                                  --------------   --------------   ---------------  --------------
Net cash used in investing activities .......................            (55,784)         (37,068)            --           (196,150)
                                                                  --------------   --------------   ---------------  --------------
Cash flows from financing activities:
  Proceeds from capital contributions .......................                498           37,262          (49,551)          16,000
  Proceeds from preferred interest in Venetian ..............               --               --               --             44,431
  Repayments on mall construction loan facility .............           (140,000)            --               --           (140,000)
  Proceeds from mall construction loan facility .............             37,287             --               --             37,287
  Proceeds from mall-tranche A take-out loan ................            105,000             --               --            105,000
  Proceeds from mall- tranche B take-out loan ...............             35,000             --               --             35,000
  Proceeds from completion guaranty loan ....................               --               --               --             23,503
  Repayments on bank credit facility- tranche A term loan ...               --               --               --            (11,250)
  Proceeds from bank credit facility-tranche A term loan ....               --               --               --             34,000
  Repayments on bank credit facility-revolver ...............               --               --               --            (10,231)
  Proceeds from bank credit facility-revolver ...............               --               --               --             40,506
  Repayments on FF&E credit facility ........................               --               --               --             (5,862)
  Proceeds from FF&E credit facility ........................               --               --               --             83,842
  Payments of deferred offering costs .......................               (747)            --               --             (2,046)
  Net increase (decrease) in intercompany accounts ..........             25,910             (170)            --               --
                                                                  --------------   --------------   ---------------  --------------
Net cash provided by financing activities ...................             62,948           37,092          (49,551)         250,180
                                                                  --------------   --------------   ---------------  --------------
Increase (decrease) in cash and cash equivalents ............                (10)              21             --             23,967
Cash and cash equivalents at beginning of year ..............                 10               24             --              2,285
                                                                  --------------   --------------   ---------------  --------------
Cash and cash equivalents at end of year ....................     $         --     $           45   $         --     $       26,252
                                                                  ==============   ==============   ==============   ==============

----------------
(1)  The assets and  liabilities of Mall  Construction,  a guarantor,  were  transferred  to the Mall  Subsidiary,  a  non-guarantor subsidiary, upon substantial completion of the Casino Resort on November 12, 1999, and subsequently transferred to the New Mall
     Subsidiary on December 20, 1999. As a result, Mall Construction had no cash flows as of December 31, 1999.


Note 16  Quarterly Financial Information (Unaudited)

      The following unaudited information shows selected items (in thousands, except per share data), for each quarter in the years ended December 31, 2001 and 2000. As more fully described in Note 1, under guidance by the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board, dividends on the Venetian's preferred stock have been reflected as a charge against income. The "as previously reported" amounts are included for reference purposes. The restatements have no impact on previously reported quarterly earnings per share.


LAS VEGAS SANDS, INC.
Notes for Financial Statements (continued)

Note 16 Quarterly Financial Information (Unaudited)

                                                                    First         Second        Third         Fourth         Year
  2001                                                            ---------     ---------     ---------     ---------     ---------
Gross revenues ...............................................    $ 155,926     $ 146,576     $ 133,594     $ 130,397     $ 566,493
Less-promotional allowances ..................................      (12,286)       (9,658)      (10,440)      (10,210)      (42,594)
                                                                  ---------     ---------     ---------     ---------     ---------
   Net revenues ..............................................      143,640       136,918       123,154       120,187       523,899
                                                                  ---------     ---------     ---------     ---------     ---------
   Operating income ..........................................       33,201        27,389        20,405        28,284       109,279
                                                                  ---------     ---------     ---------     ---------     ---------
   Income (loss) before preferred return
     and extraordinary item ..................................        4,679           414        (5,979)       (1,132)       (2,018)

Preferred return on redeemable Preferred Interest
   in Venetian Casino Resort, LLC ............................       (5,040)       (5,040)       (5,343)       (5,343)      (20,766)
                                                                  ---------     ---------     ---------     ---------     ---------
   Loss before extraordinary item ............................         (361)       (4,626)      (11,322)       (6,475)      (22,784)

Extraordinary item-loss on early retirement of debt ..........         --            --          (1,383)         --          (1,383)
                                                                  ---------     ---------     ---------     ---------     ---------
   Net loss ..................................................    $    (361)    $  (4,626)    $ (12,705)    $  (6,475)    $ (24,167)
                                                                  =========     =========     =========     =========     =========
Basic and diluted (loss) per share before extraordinary item .    $   (0.36)    $   (4.63)    $  (11.32)    $   (6.48)    $  (22.78)
                                                                  =========     =========     =========     =========     =========
Basic and diluted loss per share .............................    $   (0.36)    $   (4.63)    $  (12.71)    $   (6.48)    $  (24.17)
                                                                  =========     =========     =========     =========     =========
Income (loss) before extraordinary
   item (as previously reported) .............................    $   4,679     $     414     $  (5,979)

Extraordinary item-loss on early retirement
   of debt (as previously reported) ..........................         --            --          (1,383)
                                                                  ---------     ---------     ---------

   Net income (loss) (as previously reported) ................    $   4,679     $     414     $  (7,362)
                                                                  =========     =========     =========
Basic and diluted loss per share before extraordinary item
   (as previously reported) ..................................    $   (0.36)    $   (4.63)    $  (11.32)
                                                                  =========     =========     =========
Basic and diluted (loss) per share (as previously reported) ..    $   (0.36)    $   (4.63)    $  (12.71)
                                                                  =========     =========     =========



LAS VEGAS SANDS, INC.
Notes for Financial Statements (continued)

Note 16 Quarterly Financial Information (Unaudited) (continued)

                                                                    First        Second         Third         Fourth         Year
   2000                                                           ---------     ---------     ---------     ---------     ---------
Gross revenues ...............................................    $ 166,847     $ 154,939     $ 148,508     $ 156,972     $ 627,266
Less-promotional allowances ..................................      (10,933)      (11,693)      (11,971)      (11,699)      (46,296)
                                                                  ---------     ---------     ---------     ---------     ---------
   Net revenues ..............................................      155,914       143,246       136,537       145,273       580,970
                                                                  ---------     ---------     ---------     ---------     ---------
   Operating income ..........................................       45,578        31,051        25,523        34,621       136,773
                                                                  ---------     ---------     ---------     ---------     ---------
   Income (loss) before preferred return
     and extraordinary item ..................................       16,630         1,635        (4,676)        5,148        18,737

Preferred return on redeemable Preferred Interest
   in Venetian Casino Resort, LLC ............................       (4,419)       (4,553)       (4,755)       (4,755)      (18,482)
                                                                  ---------     ---------     ---------     ---------     ---------
   Income (loss) before extraordinary item ...................       12,211        (2,918)       (9,431)          393           255

Extraordinary item-loss on early retirement of debt ..........         --          (2,785)         --            --          (2,785)
                                                                  ---------     ---------     ---------     ---------     ---------
   Net income (loss) .........................................    $  12,211     $  (5,703)    $  (9,431)    $     393     $  (2,530)
                                                                  =========     =========     =========     =========     =========
Basic and diluted income (loss) per share before
   extraordinary item ........................................    $   12.21     $   (2.92)    $   (9.43)    $    0.39     $    0.26
                                                                  =========     =========     =========     =========     =========
Basic and diluted income (loss) per share ....................    $   12.21     $   (5.70)    $   (9.43)    $    0.39     $   (2.53)
                                                                  =========     =========     =========     =========     =========
   Income (loss) before extraordinary item (as previously
    reported) ................................................    $  16,630     $   1,635     $  (4,676)    $   5,148     $  18,737

Extraordinary item-loss on early retirement of debt (as
    previously reported) .....................................         --          (2,785)         --            --          (2,785)
                                                                  ---------     ---------     ---------     ---------     ---------
   Net income (loss)(as previously reported) .................    $  16,630     $  (1,150)    $  (4,676)    $   5,148     $  15,952
                                                                  =========     =========     =========     =========     =========
Basic and diluted income (loss) per share before
   extraordinary item (as previously reported) ...............    $   12.21     $   (2.92)    $   (9.43)    $    0.39     $    0.26
                                                                  =========     =========     =========     =========     =========
Basic and diluted income (loss) per share
   (as previously reported) ..................................    $   12.21     $   (5.70)    $   (9.43)    $    0.39     $   (2.53)
                                                                  =========     =========     =========     =========     =========



       Report of Independent Accountants on Financial Statements Schedule









To the Board of Directors of Las Vegas Sands, Inc.


     Our audits of the consolidated financial statements referred to in our report dated February 1, 2002 appearing in this Annual Report on Form 10-K of Las Vegas Sands, Inc. also included an audit of the financial statement schedule listed in Item 14 (a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP


Las Vegas, Nevada
February 1, 2002



                                             LAS VEGAS SANDS, INC.
                                         Financial Statement Schedule


                                 SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS
                                                 (In thousands)





                                                                  Additions        Deductions
                                                  Balance at      Charge to        Accounts         Balance
                                                  beginning       costs and        charged off      at end
                 Description                      of period       expenses         (recovered)      of period
----------------------------------------------    -----------     -----------      -----------      ----------
Allowance for doubtful accounts and discounts:
   Year ended December 31:

                       1999 .................     $     --            13,655           (6,758)      $   6,897
                                                  ===========     ===========      ===========      =========
                       2000 .................     $    6,897          19,252           (3,236)      $  22,913
                                                  ===========     ===========      ===========      ==========
                       2001 .................     $   22,913          20,198          (19,118)      $  23,993
                                                  ===========     ===========      ===========      ==========


ITEM 9.--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. --DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     LVSI has a Board of Directors comprised of two persons. One director is the Principal Stockholder, who has two votes for all matters before the Board of Directors. In the event that LVSI increases the number of directors comprising the Board of Directors, the number of votes which the Principal Stockholder has will be increased so that the Principal Stockholder will have one more vote than the number of votes of all of the other directors aggregated. The second director (the "Special Director") is unaffiliated with the Principal Stockholder or any other affiliate of the Principal Stockholder, has no other position with LVSI or Venetian and has one vote for all matters before the Board of Directors. To the extent the Special Director receives compensation, it is paid by LVSI from sources unrelated to and independent from the Principal Stockholder and its affiliates (other than LVSI and Venetian). The Special Director is required to file an application for a gaming license with the Nevada Gaming Authorities.

     The table below sets forth the executive officers and the directors of the Company.


                 Name                       Age                                  Position
---------------------------------------   --------    ---------------------------------------------------------------

Sheldon G. Adelson                          68        Chairman of the Board, Chief Executive Officer and Director
Robert F. List                              65        Special Director
William P. Weidner                          56        President and Chief Operating Officer
Bradley H. Stone                            47        Executive Vice President
Robert G. Goldstein                         46        Senior Vice President
David Friedman                              45        Assistant to Chairman of the Board and Secretary
Harry D. Miltenberger                       58        Vice President-Finance


     Sheldon G. Adelson has been the Chairman of the Board, Chief Executive Officer and a director of the Company since April 1988 when the Company was formed to own and operate the former Sands Hotel and Casino. Mr. Adelson has extensive experience in the convention, trade show, tour and travel businesses. Mr. Adelson also has investments in other business enterprises. He has been President and Chairman of Interface since the mid-1970s and Chairman of Interface Group-Massachusetts Inc. since 1990. Mr. Adelson created and developed the COMDEX Trade Shows, including the COMDEX/Fall Trade Show, the world's largest computer show, all of which were sold to Softbank Corporation in April 1995.

     Robert F. List was elected as Special Director of LVSI in April 2000. Mr. List is the Chief Executive Officer of the Robert List Company, a Las Vegas-based consulting firm, and serves as counsel to the law firm of Beckley, Singleton, Jemison, Cobeaga and List. Mr. List served as Executive Vice President, Corporate Counsel and Member of the Board of Directors of Boomtown, Inc. from 1992 to 1999. Mr. List has served in various elected positions in the State of Nevada including Attorney General from 1970 to 1978 and Governor from 1978 to 1982.

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

     David Friedman has been Assistant to the Chairman of Interface since October 1995. Subsequently, Mr. Friedman became both Assistant to the Chairman of the Board and Secretary of the Company. Mr. Friedman is also an officer of other companies owned by the Principal Stockholder. Prior to joining the Company, Mr. Friedman was the Senior Vice President of Development and Legal Affairs for President Casinos, Inc. from May 1993 to October 1995.

     Harry D. Miltenberger is a certified public accountant and has been Vice President-Finance of the Company since February 1997. From March 1995 until February 1997, he was Senior Vice President and Chief Financial Officer of SUB, a banking company.

ITEM 11.--EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning the compensation for the last three fiscal years of those persons who were, at December 31, 2001, the Chief Executive Officer and the four highest paid executive officers of LVSI, which is the managing member of Venetian. Under the limited liability company agreement of Venetian, LVSI is entitled to be reimbursed for all expenses incurred in connection with its activities as the managing member of Venetian, including all employee compensation costs.


                                                                                                  Long Term
                                                                                                Compensation
                                                                 Annual Compensation               Awards
                                                           --------------------------------     --------------
                                                                                                 Securities         All Other
                                                                                                 Underlying       Compensation
    Name and Principal Position               Year             Salary           Bonus              Options             (1)
-------------------------------------     -------------    ---------------- ---------------     --------------    --------------

Sheldon G. Adelson                            2001               --               --                 --                --
   Chairman of the Board and Chief            2000            1,500,000           --                 --                --
   Executive Officer                          1999               --               --                 --                --

William P. Weidner                            2001            1,038,462          500,000                                 2,322
   President  and  Chief   Operating          2000              951,284          300,000             --                  2,239
   Officer                                    1999              797,165           --                 --                  1,917

Bradley H. Stone                              2001              830,769          400,000             --                    810
   Executive Vice President                   2000              726,214          240,000             --                    789
                                              1999              511,882           --                 --                    729

Robert G. Goldstein                           2001              778,846          375,000             --                    810
   Senior Vice President                      2000              686,269          225,000             --                    789
                                              1999              457,881           --                 --                    729

David Friedman                                2001              415,385          200,000             --                  1,057
   Assistant to Chairman of the               2000              359,615          170,000             --                    540
   Board and Secretary                        1999              300,000           --                 --                    745

----------
(1)  Represents Group Life Insurance.


Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan

     The Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan (the "Plan") provides for 75,000 shares of common stock of the Company to be reserved for issuance by the Company to officers and other key employees or consultants of the Company or any of its Affiliates or Subsidiaries (each as defined in the
Plan) pursuant to options granted under the Plan. The grant of such options has been approved by the Nevada Gaming Authorities. The purpose of the Plan is to promote the interest of the Company and its Principal Stockholder by (i) attracting and retaining exceptional officers and other key employees and consultants to the Company and its Affiliates and Subsidiaries and (ii) enabling such individuals to participate in the long-term growth and financial success of the Company. The Board of Directors has the authority to determine the participants to whom options are granted, the number of shares covered by each option or any repurchase or other disposition of shares thereunder, the exercise price therefor, and the conditions and limitations applicable to the exercise of the option. The Board of Directors is authorized to make adjustments in the terms and conditions of, and the criteria included in, options, in the case of certain unusual or nonrecurring events, whenever the Board of Directors determines that such adjustments are appropriate in order to prevent dilution or enlargement of benefits or potential benefits under the Plan. Options granted under the Plan expire on the earlier of (i) a specified number of years from the date of grant, (ii) the date three days prior to a Change in Control Acceleration Event (as defined in the Plan) and (iii) the date three days prior to a Public Offering Acceleration Event (as defined in the Plan). In the event of any Acceleration Event (as defined in the Plan) any outstanding options then held by the participants which are unexercisable or otherwise unvested, shall automatically become fully vested and shall be exercisable pursuant to the applicable award agreement. The Plan provides that the Principal Stockholder may, at any time, assume the Plan or certain obligations under the Plan, in which case the Principal Stockholder will be the administrator of the Plan, the issuer of the options, and will have all the rights, powers, and responsibilities granted to the Company or the Board of Directors under the Plan with respect to such assumed obligations.

     The Board of Directors may amend, alter, suspend, discontinue or terminate the Plan or any portion thereof at any time, provided that any such action shall not be taken without shareholder approval if such approval is necessary to comply with any tax or regulatory requirement applicable to the Plan and provided that any such amendment, alteration, suspension, discontinuance or termination that would impair the rights of any holder of an option already granted shall not be effective without the holder's consent.

     The Principal Stockholder has assumed the obligations of the Company under the Plan and has granted options to Mr. Weidner, Mr. Stone, Mr. Goldstein and Mr. Friedman (the "Named Optionees") to acquire shares representing 1.996%, 1.497%, .9980%, and .4990%, respectively, of the common stock of the Company. The specific terms and conditions of the options were agreed to in 1999 and were memorialized in the first quarter of 2002. The exercise price of the stock options on the grant date was not lower than the fair market value of the common stock of the Company. The options granted to the Named Optionees were fully vested and exercisable upon grant. The options of the Named Optionees were exercised immediately after issuance by delivery of a notice of exercise from each of the Named Optionees to the Principal Stockholder. The notice contemplates that the exercise price of the options will be loaned to the Named Optionees by the Principal Stockholder on a secured basis. See "Item 13-Certain Relationships and Related Transactions-Stock Option Loans." The applicable shares of common stock have not yet been delivered. Shares issued to the Named Optionees pursuant to the exercise of an option and held at the time of each Named Optionee's termination of employment are subject to redemption by the Principal Stockholder.

ITEM 12. --SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership

     The following table sets forth certain information as of April 1, 2002 with respect to the beneficial ownership of the common stock of LVSI by (i) each person who, to the knowledge of LVSI, beneficially owns more than 5% of its outstanding common stock, (ii) the directors of LVSI, (iii) all executive officers named in the summary compensation table in "Item 11 - Executive Compensation" and (iv) all executive officers and directors of LVSI as a group.


                                                                                Percentage of
                                                 Number of Shares            Outstanding Common
Beneficial Owner (1)                            Beneficially Owned                  Stock
--------------------                            ------------------           ------------------
Sheldon G. Adelson                                  1,000,000                        100%
Robert F. List                                             --                         --
William P. Weidner                                     19,960 (2)                   2.00%
Bradley H. Stone                                       14,970 (2)                   1.50%
Robert G. Goldstein                                     9,980 (2)                      *
David Friedman                                          4,990 (2)                      *
All executive officers and the directors
 of the Company as a group                          1,000,000                        100%

----------
*    Less than 1%
(1) The address of each person named above is c/o the Company, 3355 Las Vegas Boulevard South, Room 1A, Las Vegas, NV 89109, other than Mr. List, whose address is 3993 Howard Hughes Parkway, Suite 850, Las Vegas, NV 89109.
(2) Includes the right to purchase shares of common stock of the Company from the Principal Stockholder pursuant to an exercise of options within 60 days of the date hereof. Each of the Named Optionees has delivered a notice of exercise pursuant to such options, however, the applicable shares of common stock have not yet been issued. See "Item 11 - Executive Compensation - Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan."

Stockholders' Agreement

     Upon the Named Optionees becoming stockholders of the Company, the Named Optionees, the Principal Stockholder and the Company expect to enter into a Stockholders' Agreement (the "Stockholders' Agreement"). It is contemplated that the Stockholders' Agreement will provide that no Named Optionee, nor any of their permitted transferees who has agreed to be bound by the terms and conditions of the Stockholders' Agreement (together with the Named Optionees, the "Additional Stockholders"), will sell, assign, pledge, encumber or otherwise dispose of any shares of common stock of the Company, except in accordance with the provisions of the Stockholders' Agreement. The parties also expect the Stockholders' Agreement to provide the Additional Stockholders with certain tag-along rights, piggyback registration rights and preemptive rights.

ITEM 13. --CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Redeemable Preferred Interest

     Venetian currently has two members, the Company and Interface Group Holding Company, Inc. ("Interface Holding"), which owns all of the capital stock of Interface. LVSI is the managing member of Venetian and owns 100% of the common equity interest in Venetian. Interface Holding currently holds a Series B preferred interest in Venetian (the "Series B Preferred Interest"). The rights of the Series B Preferred Interest are non-voting, not subject to mandatory redemption or redemption at the option of the holder and have a preferred return of 12%. Upon the 12th anniversary of the closing of the offering of the Notes, to the extent of the positive capital account of the holders of the Series B Preferred Interest, there must be a distribution on the Series B Preferred
Interest. Until the indebtedness under the Bank Credit Facility is repaid and cash payments are permitted under the restricted payment covenants under the Indentures, the preferred return on the Series B Preferred Interest will accrue and will not be paid in cash. Subject to the foregoing, distributions with respect to the preferred capital of the holders of the Series B Preferred Interest may, at the option of the Company, be made at any time.

Tranche B Take-out Loan and Principal Stockholder's $20.0 million Guaranty of
 Tranche A Take-out Loan

     On December 20, 1999, each of the $105.0 million Tranche A Take-out Loan and the $35.0 million Tranche B Take-out Loan were made, and were secured by mortgages on the Mall Assets. The Principal Stockholder has agreed to guarantee, on an unsecured basis, $20.0 million of indebtedness under the Tranche A Take-out Loan. In addition, the Tranche B Take-out Lender is wholly-owned by the Principal Stockholder. The Tranche B Take-out Loan is deeply subordinated to the Tranche A Take-out Loan, so that, among other things, (a) the Tranche A Take-out Lender has first priority liens on the Mall Assets, and the Tranche B Take-out Lender has second priority liens; (b) no payment can be made on the Tranche B Take-out Loan unless (x) all payments then due under the Tranche A Take-out Loan have been paid in full, (y) there is no default under the Tranche A Take-out Loan and (z) there is available cash flow (taking into account certain required reserves) to make such payment; and (c) the Tranche B Take-out Lender cannot exercise any remedies or take any enforcement actions under the Tranche B Take-out Loan for so long as the Tranche A Take-out Loan is outstanding, unless the Tranche A Take-out Lender consents. The Tranche B Take-out Loan is due December 16, 2004, provided that the New Mall Subsidiary has an option to extend the loan until December 16, 2007. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Completion Guaranty

     The Completion Guaranty with respect to the construction of the Casino Resort was provided by the Principal Stockholder in November 1997. Pursuant to the Completion Guaranty, the Principal Stockholder guaranteed, subject to certain conditions and limitations, payment of Casino Resort construction costs in excess of available funds, up to a maximum of $25.0 million (plus interest accrued on the collateral for such guaranty, as described below), provided that such cap on liability under the Completion Guaranty does not apply with respect to excess construction costs attributable to scope changes. The Principal Stockholder's obligations under the Completion Guaranty were collateralized by $25.0 million in cash and cash equivalents and the interest accrued thereon (the "Guaranty Collateral"). On November 12, 1999, an advance of approximately $23.5 million was made under the Completion Guaranty and is being treated as a Completion Guaranty loan that is subordinated in right of payment (except as described below) to the indebtedness under the Bank Credit Facility, the FF&E Credit Facility and the Notes (the "Completion Guaranty Loan"). The Completion Guaranty Loan matures on November 16, 2005 and bears interest at a rate of 14-1/4% per annum. Although interest may accrue on the Completion Guaranty Loan, no cash payments with respect thereto may be made until senior indebtedness is repaid, except for payments made from certain construction-related recoveries (including any payments received by the Company from the Construction Manager or its subcontractors in connection with the litigations discussed above). As of December 31, 2001, there was approximately $5.0 million of Guaranty Collateral remaining, and the Company expects that such collateral will be used to fund excess construction costs, with a portion of such funding being treated as another completion guaranty loan. Although the Completion Guaranty provided that the Principal Stockholder's liability thereunder would expire upon substantial completion of the Casino Resort, which was achieved on November 12, 1999, the Principal Stockholder agreed on November 12, 1999 that he would remain liable under the Completion Guaranty until "final completion" (i.e., the completion of all remaining punchlist items and the final resolution of all disputes with the Construction Manager and subcontractors) is achieved. The Completion Guaranty does not provide for the incurrence by the Principal Stockholder, directly or indirectly, of any obligation, contingent or otherwise, for the payment of principal or interest on the Notes or any other indebtedness described herein.

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

     The Cooperation Agreement also requires each of: (a) the owners of each component of the Casino Resort; and (b) the owner of the Expo Center, to maintain certain minimum types and levels of insurance, including property damage, general liability and business interruption insurance.

Administrative Services Agreement

     Pursuant to a certain services agreement (the "Services Sharing Agreement") among LVSI, certain of its subsidiaries and Interface Holding (collectively, the "Participants"), the Participants have agreed to share ratably in the costs of, and under certain circumstances provide to one another, shared services, including legal services, accounting services, insurance administration, benefits administration, and such other services as each party may request of the other. In addition, under the Services Sharing Agreement, the Participants have agreed to share ratably the costs of any shared office space. Total payments made by the Company to Interface and its affiliates pursuant to the Services Sharing Agreement were $1.1 million in 2001.

Temporary Lease

     On November 1, 1996, LVSI and Interface entered into a lease agreement whereby LVSI agreed to lease approximately 5,000 square feet in the Expo Center to be used as its temporary executive offices during the construction of the Casino Resort. Management believes that the lease agreement, which provides for monthly rent of $5,000 to be paid by LVSI to Interface, is at least as favorable as the Company could have obtained from an independent third party. The initial term of the lease agreement expired on November 1, 1998, but LVSI and Interface have extended this term on a month-to-month basis. Total payments made by LVSI to Interface pursuant to the lease agreement in 2001 totaled $60,000.

Audio Visual Services

     IGN provides audio visual services to group customers of the Casino Resort. These services are provided pursuant to a contract that provides for an equal sharing of revenues after direct operating expenses. The Company received $2.5 million pursuant to this contract during 2001.

Possible Conflicts of Interest

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

     The common ultimate ownership, and management, of the Casino Resort and the Expo Center also may result in potential conflicts of interest. The Expo Center and the Congress Center are potential competitors in the business conference and meetings business. Under the Cooperation Agreement, Venetian has agreed that it will not conduct, or permit to be conducted at the Casino Resort, trade shows or expositions of the type generally held at the Expo Center. Furthermore, marketing practices may be implemented that are intended to benefit the Expo Center and may have a detrimental effect on the Casino Resort.

Restaurant Leases

     The Principal Stockholder is a partner in four entities formed that operate restaurants in the Casino Resort. The terms and conditions of the leases granted by the Company for such restaurants are at amounts which management believes would be no less favorable than those negotiated with independent third parties. Valentino Las Vegas LLC and Night Market, LLC paid Venetian $1.0 million, and Postrio Las Vegas LLC and Carnevale Coffee Bar LLC paid the Mall Subsidiary $1.1 million, for the year ended December 31, 2001.

Phase II Land Lease

     In conjunction with the Phase II Subsidiary Credit Facility on October 19, 2001, the Phase II Subsidiary leased the Phase II Land to Venetian for five years at an annual rent of $8.0 million. Prior to October 2001, IGN leased parking spaces on the Phase II Land from the Phase II Subsidiary for rent of $5,000 per month.

Phase II Subsidiary Bank Loan Guarantee

     During 2001, the Principal Stockholder guaranteed a $2.9 million bank loan made to architects of the Phase II Subsidiary to secure a trade payable owed to the architects by the Phase II Subsidiary.

Stock Option Loans

     The Principal Stockholder intends to make loans to each of the Named Optionees (collectively, the "Stock Option Loans") to allow such executive officers to exercise options that they have been granted from the Principal Stockholder to purchase common stock of the Company. Each Stock Option Loan is expected to be evidenced by a full recourse promissory note, to be secured by a pledge of the Named Optionee's common stock. See "Item 11 - Executive Compensation - Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan."

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

  (2) List of Financial Statement Schedules

      Report of Independent Accountants
      Schedule II - Valuation and Qualifying Accounts


  (3) List of Exhibits

    Exhibit No.    Description of Document
    -----------    -----------------------
    3.1            Amended and Restated Articles of Incorporation of LVSI.(1)
    3.2            Certificate of Amendment of Amended and Restated Articles of
                   Incorporation of LVSI.(1)
    3.3            Amended and Restated By-laws of LVSI.(1)
    3.4            Amended and Restated Limited Liability Company Agreement of
                   Venetian(1)
    4.1            Indenture,  dated as of November  14,  1997,  by and among
                   LVSI and  Venetian,  as  issuers,  Mall
                   Intermediate Holding Company, LLC ("Mall Intermediate"),
                   Lido Intermediate Holding Company, LLC ("Lido
                   Intermediate") and Grand Canal Shops Mall Construction,
                   LLC ("Mall Construction"), as Mortgage Note guarantors,
                   and U.S. Bank Trust National Association (previously
                   known as First Trust National Association), as Mortgage
                   Note trustee (the "Mortgage Note Trustee").(1)
    4.2            Indenture, dated as of November 14, 1997, by and among
                   LVSI and Venetian, as issuers, Mall Intermediate, Lido
                   Intermediate and Mall Construction, as Senior
                   Subordinated Note guarantors, and First Union National
                   Bank ("First Union"), as Senior Subordinated Note
                   trustee.(1)
    4.3            Registration Rights Agreement,  dated as of November 14,
                   1997, by and among LVSI,  Venetian,  Mall
                   Intermediate,  Lido Intermediate and Mall Construction, and
                   Goldman, Sachs & Co. and Bear, Stearns
                   & Co. Inc. (the "Initial Purchasers").(1)
    4.4            Funding Agents' Disbursement and Administration  Agreement,
                   dated as of November 14, 1997, by and among  LVSI,  Venetian,
                   Mall  Construction,  jointly  and  severally,  The  Bank of
                   Nova  Scotia ("Scotiabank"),  as Bank Agent,  the Mortgage
                   Note Trustee,  Atlantic  Pacific Las Vegas, LLC (the "HVAC
                   Provider") and Scotiabank, as disbursement agent (the
                   "Disbursement Agent").(1)
    4.5            FADAA Limited  Waiver,  dated as of November 12, 1999, by and among LVSI,  Sheldon G. Adelson,  as Principal  stockholder
                   (the "Principal  Stockholder"),  the Bank Agent, the Mortgage
                   Note Trustee, Salomon  Brothers Realty Corp.  ("SBRC"),  as
                   successor-in-interest  to GMAC Commercial  Mortgage
                   Corporation ("GMAC"), and the HVAC Provider. (5)
    4.6            Company  Security  Agreement,  dated as of November 14, 1997, by and among LVSI,  Venetian,  Mall Construction and
                   Scotiabank, as the Intercreditor Agent.(1)
    4.7            Mall  Construction  Subsidiary  Security  Agreement, dated as of November 14, 1997,  between Mall Construction and
                   Scotiabank, as the Intercreditor Agent.(1)
    4.8            Deed of Trust, Assignment of Rents and Leases and Security
                   Agreement made by Venetian and LVSI, jointly and
                   severally as trustor, to Lawyers Title of Nevada, Inc.
                   ("Lawyer's Title"), as trustee, for the benefit of the
                   Mortgage Note Trustee, as Beneficiary.(1)




    Exhibit No.        Description of Document
    -----------        -----------------------
    4.9                First  Amendment to Deed of Trust,  Assignment of Rents
                       and Leases and Security  Agreement made by Venetian  and
                       LVSI,  jointly and  severally as trustor,  to Lawyer's
                       Title,  as trustee,  for the benefit of  the Mortgage
                       Note Trustee, as Beneficiary. (3)
    4.10               Leasehold  Deed of Trust,  Assignment of Rents and Leases
                       and  Security  Agreement  made by Mall Construction,  as
                       trustor, to Lawyer's Title,  as trustee,  for the benefit
                       of the Mortgage Note Trustee, as Beneficiary. (1)
    4.11               First Amendment to Leasehold Deed of Trust,  Assignment
                       of Rents and Leases and Security Agreement made by Mall
                       Construction,  as trustor,  to Lawyer's  Title, as
                       trustee,  for the benefit of the Mortgage Note Trustee,
                       as Beneficiary. (3)
    4.12               Disbursement  Collateral  Account  Agreement,  dated as
                       of  November  14,  1997,  by,  among LVSI, Venetian, Mall
                       Construction  and  Scotiabank,   as  Disbursement  Agent,
                       and  as  Securities Intermediary. (1)
    4.13               Mortgage Notes Proceeds Collateral Account Agreement,
                       dated as of November 14, 1997, by and among LVSI,
                       Venetian and Scotiabank, as Disbursement Agent. (1)
    4.14               Mortgage Notes Proceeds Account Third-Party  Account
                       Agreement,  dated as of November 14, 1997, by and among
                       LVSI,  Venetian,  Scotiabank,  as  Disbursement  Agent,
                       and Goldman, Sachs & Co., as Securities Intermediary. (1)
    4.15               Intercreditor  Agreement,  dated as of November 14, 1997,
                       among  Scotiabank, as Bank Agent and Intercreditor Agent,
                       the Mortgage Note Trustee,  GMAC, as Interim Mall Lender,
                       and First Union, as Senior Subordinated Note trustee. (1)
    4.16               Completion Guaranty,  dated as of November 14, 1997, made
                       by the Principal  Stockholder,  in favor of  Scotiabank,
                       as the Bank  Agent  acting on behalf of the bank lender
                       parties,  GMAC,  as the Interim Mall Lender, and the
                       Mortgage Note Trustee. (1)
    4.17               Completion  Guaranty  Collateral Account Agreement,
                       dated as of November 14, 1997, by and between the
                       Principal Stockholder, as Pledgor, and Scotiabank, as
                       Disbursement Agent. (1)
    4.18               Completion  Guaranty  Third-Party  Account Agreement,
                       dated as of November 14, 1997, by and among the Principal
                       Stockholder,  Scotiabank,  as  Disbursement  Agent,  and
                       Goldman,  Sachs & Co., as Securities Intermediary. (1)
    4.19               Unsecured  Indemnity  Agreement,  dated as of November
                       14, 1997,  by and among LVSI,  Venetian and Mall
                       Construction, to and for the benefit of the Mortgage Note
                       Trustee. (1)
    10.1               Energy  Services  Agreement, dated as of November 14,
                       1997,  by and between the HVAC Provider and Venetian. (1)
    10.2               Energy  Services  Agreement  Amendment No. 1, dated July
                       1, 1999, by and between the HVAC Provider and
                       Venetian. (5)
    10.3               Energy  Services  Agreement,  dated as of November 14,
                       1997,  by and between the HVAC Provider and Mall
                       Construction. (1)
    10.4               Energy  Services  Agreement  Amendment No. 1, dated
                       July 1, 1999, by and between the HVAC Provider and Mall
                       Construction. (5)
    10.5               Construction  Management  Agreement,  dated as of
                       February 15, 1997,  between LVSI, as owner,  and Lehrer
                       McGovern Bovis, Inc. as construction manager (the
                       "Construction Manager"). (1)
    10.6               Assignment,  Assumption and Amendment of Construction
                       Management Agreement,  dated as of November 14, 1997, by
                       and among LVSI, Venetian and the Construction
                       Manager. (1)
    10.7               Guaranteed  Maximum Price  Amendment to  Construction
                       Management  Agreement,  dated June 17, 1998 (effective
                       September 9, 1998), between the Construction Manager and
                       Venetian. (2)
    10.8               Agreement,  effective as of January 1, 1996,  between
                       Venetian,  as owner,  and the architect,  a collaboration
                       between the firms of TSA of Nevada, LLP and WAT&G, Inc.,
                       Nevada. (1)
    10.9               Amended and Restated Reciprocal Easement,  Use and
                       Operating  Agreement,  dated as of November 14, 1997,
                       by and among Interface Group-Nevada, Inc. ("Interface"),
                       Mall Construction and Venetian. (1)




    Exhibit No.        Description of Document
    -----------        -----------------------
    10.10              First Amendment to Amended and Restated Reciprocal
                       Easement,  Use and Operating  Agreement,  dated as of
                       December 20, 1999, by and among Interface,  Grand Canal
                       Shops Mall Subsidiary, LLC (the "New Mall Subsidiary"),
                       Lido Casino Resort, LLC (the "Phase II Subsidiary") and
                       Venetian. (5)
    10.11              Casino Lease, dated as of November 14, 1997, by and
                       between LVSI and Venetian. (1)
    10.12              Amended and Restated  Services  Agreement,  dated as of
                       November 14, 1997, by and among  Venetian, Interface
                       Group Holding Company, Inc., Interface,  Lido Casino
                       Resort, LLC, Grand Canal Shops Mall MM, Inc. and certain
                       subsidiaries of Venetian named therein. (1)
    10.13              Intercreditor  Agreement,  dated  as of  November 14,
                       1997,  by  and  among  Scotiabank,  as the Administrative
                       Agent, the Mortgage Note Trustee,  GMAC, as the Interim
                       Mall Lender,  First Union, as Subordinated Note trustee,
                       LVSI, Venetian, Mall Construction and the Principal
                       Stockholder. (1)
    10.14              Indemnity  and  Guaranty  Agreement,  dated  as of
                       December  20,  1999,  made  by  the  Principal
                       Stockholder. (5)
    10.15              Guaranty, dated as of December 20, 1999, made by the
                       Principal Stockholder. (5)
    10.16              Mall Scope Change Guaranty, dated as of December 20,
                       1999, made by the Principal Stockholder. (5)
    10.17              Note,  dated December 20, 1999, by the New Mall
                       Subsidiary in favor of SGA  Development,  Inc., in
                       the amount of $35,000,000. (5)
    10.18              Construction  Agency  Agreement,  dated as of November
                       14, 1997,  by and between  Venetian and the HVAC
                       Provider. (1)
    10.19              Management  Agreement,  dated as of April 23, 1997, by
                       and between LVSI and Forest City Commercial
                       Management,  Inc.  ("Forest  City"),  as assigned  by
                       LVSI to Mall  Construction  by that  certain
                       Assignment and Assumption of Contracts. (1)
    10.20              Management  Agreement,  dated as of November 12, 1999,
                       by and between the Mall  Construction  and Forest City,
                       as assigned by Mall  Construction to the Mall  Subsidiary
                       by that certain  Assignment and Assumption of Contracts. (5)
    10.21              Primary  Liquidated  Damages  Insurance  Agreement,
                       dated  August 4,  1997,  by and  between  the
                       Construction Manager and C.J. Coleman & Companies,
                       Ltd. (1)
    10.22              Guaranty  of  Performance,  dated as of August 19,
                       1997,  by the  Peninsula  and  Oriental  Steam Navigation
                       Company in favor of LVSI, as assigned by LVSI to Venetian
                       by that certain  Assignment, Assumption and Amendment of
                       Contracts. (1)
    10.23              Guaranty of  Performance  and  Completion,  dated as of
                       August 19,  1997,  by Bovis,  Inc.,  LVSI, Venetian and
                       Mall Construction, for the benefit of Scotiabank, as the
                       Intercreditor Agent. (1)
    10.24              Sands Resort Hotel and Casino Agreement,  dated February
                       18, 1997, by and between Clark County and LVSI, and all
                       amendments thereto. (1)
    10.25              Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan. (1)
    10.26              Term Loan and Security  Agreement,  dated as of December
                       22, 1997, by and among LVSI and Venetian, as Borrowers,
                       the lender parties thereto,  BancBoston Leasing, Inc., as
                       co-agent  ("BancBoston"), and General Electric Capital
                       Corporation ("GECC"), as administrative agent. (1)
    10.27              Limited Waiver and First Amendment to Term Loan and
                       Security Agreement,  dated November 12,  1999, by and
                       among LVSI and Venetian, as Borrowers,  the lender
                       parties thereto,  BancBoston,  and GECC, as
                       administrative agent.  (5)
    10.28              Intercreditor  Agreement,  dated as of December 22, 1997,
                       by and among Scotiabank,  as Bank Agent, First Trust, as
                       Mortgage Note trustee, GMAC and GECC.  (1)
    10.29              Loan  Agreement,  dated as of December 20, 1999, by and
                       among Goldman Sachs Mortgage  Company,  as Syndication
                       Agent,  Scotiabank,  as Administrative Agent and as
                       Collateral Agent, and the New Mall Subsidiary, as
                       Borrower. (5)
    10.30              Subordination  and Intercreditor  Agreement (Trade
                       Claims),  dated November 12, 1999, by and among
                       Scotiabank, as Bank Agent, LVSI and the Principal
                       Stockholder. (5)




    Exhibit No.        Description of Document
    -----------        -----------------------
    10.31              Amended and  Restated  Credit  Agreement,  dated as of
                       September  17, 2001,  by and among LVSI and Venetian,  as
                       Borrowers,  the  lenders  party  thereto  and Scotiabank,
                       as  Lead  Arranger  and Administrative Agent. (8)
    10.32              Limited  Waiver and Second  Amendment  to Term Loan and
                       Security  Agreement,  dated as of June 14, 2000, by and
                       among LVSI and Venetian, as borrowers,  GECC, as
                       Administrative Agent, and the lender parties thereto. (6)
    10.33              Limited Waiver, Consent and Third Amendment to Term Loan
                       and Security Agreement,  dated as of June 29, 2001, by
                       and among LVSI and Venetian,  as borrowers,  GECC, as
                       Administrative  Agent, and the lender parties
                       thereto. (7)
    10.34              Fourth  Amendment to Term Loan and Security  Agreement,
                       dated as of  September  28, 2001,  by and among LVSI and
                       Venetian, as joint and several obligors,  the financial
                       institutions party thereto and GECC, as Administrative
                       Agent. (8)
    10.35              Credit  Agreement,  dated as of October 19, 2001, by and
                       among Phase II  Subsidiary,  as Borrower, the lenders
                       party thereto and Scotiabank, as Administrative
                       Agent. (8)
    10.36              Limited  Waiver under Term Loan and  Security  Agreement,
                       dated as of December  31, 2001,  by and among LVSI and
                       Venetian,  as borrowers,  GECC, as  Administrative
                       Agent,  and the lender  parties thereto.  (9)
    10.37              Limited Waiver  Regarding Credit  Agreement,  dated as of
                       December 31, 2001, by and among LVSI and Venetian,  as
                       borrowers,  Scotiabank,  as Lead Arranger and
                       Administrative  Agent, and the lender parties
                       thereto. (9)
    10.38              Limited  Waiver  Regarding  Credit  Agreement,  dated as
                       of December 31, 2001,  by and among Lido Casino  Resort,
                       LLC, as  borrower,  Scotiabank,  as Administrative Agent,
                       and the other lender parties thereto.  (9)
    21.1               Subsidiaries of the registrant. (9)
    24.1               Powers of Attorney (included on signature pages).

----------
          (1) Incorporated by reference from Registration Statement on Form S-4 of the Company and certain of its subsidiaries (File No. 333-42147).
          (2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998.
          (3) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1998.
          (4) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1999.
          (5) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000.
          (6) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 2000.
          (7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2001.
          (8) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2001.
          (9)  Filed herewith.

 (b)  Reports on Form 8-K

      No report on Form 8-K was filed during the quarter ended December 31, 2001.

                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  LAS VEGAS SANDS, INC.



                                             /s/ Sheldon G. Adelson
                                            ------------------------------------
                                            Sheldon G. Adelson,
                                            Chairman of the Board and
                                            Chief Executive Officer


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



         SIGNATURE                                TITLE                                     DATE
         ---------                                -----                                     ----


/s/ Sheldon G. Adelson                  Chairman of the Board, Chief                     April 1, 2002
-----------------------------
Sheldon  G. Adelson                     Executive Officer and Director

/s/ Robert F. List                      Special Director                                 April 1, 2002
-----------------------------
Robert F. List

/s/ Harry D. Miltenberger               Vice President--Finance (principal               April 1, 2002
-----------------------------
Harry D. Miltenberger                   financial and accounting officer)
