Form 10-Q
period 2002-03-31
LAS VEGAS SANDS INC
filed 2002-05-08
CIK 850994

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

                  For the quarterly period ended March 31, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 8, 2002


             Class                              Outstanding at May 8, 2002
--------------------------------------     -----------------------------------
    Common Stock, $.10 par value                       1,000,000 shares

================================================================================

                              LAS VEGAS SANDS, INC.



                                Table of Contents

                                     Part I
                              FINANCIAL INFORMATION


Item 1.         Consolidated Balance Sheets
                At March 31, 2002 (unaudited) and December 31, 2001................1

                Consolidated Statements of
                Operations for the Three Months Ended
                March 31, 2002 (unaudited) and March 31, 2001 (unaudited)..........2

                Consolidated Statements of
                Cash Flows for the Three Months Ended
                March 31, 2002 (unaudited) and March 31, 2001 (unaudited)..........3

                Notes to Consolidated Financial Statements.........................4

Item 2.         Management's Discussion and Analysis
                of Financial Condition and Results of Operations..................18

Item 3.         Quantitative and Qualitative Disclosures About Market Risk........27

                                     Part II
                                OTHER INFORMATION


Item 1.         Legal Proceedings.................................................29

Item 2.         Changes in Securities and Use of Proceeds.........................29

Item 6.         Exhibits and Reports on Form 8-K..................................29

                Signatures........................................................30


Item 1.  Financial Statements



LAS VEGAS SANDS, INC.
Consolidated Balance Sheets
(Dollars in thousands)


                                                                  March 31,     December 31,
                                                                     2002          2001
                                                                 -----------    -----------
                                                                 Unaudited
ASSETS
Current assets:
    Cash and cash equivalents ................................   $    35,365    $    54,936
    Restricted cash and investments ..........................           435          2,646
    Accounts receivable, net .................................        64,262         57,092
    Inventories ..............................................         4,465          4,747
    Prepaid expenses .........................................         3,917          3,862
                                                                 -----------    -----------
Total current assets .........................................       108,444        123,283

Property and equipment, net ..................................     1,093,617      1,096,307
Deferred offering costs, net .................................        16,680         18,989
Other assets, net ............................................        31,926         33,207
                                                                 -----------    -----------
                                                                 $ 1,250,667    $ 1,271,786
                                                                 ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable .........................................   $    24,294    $    36,353
    Construction payables ....................................         9,746         26,115
    Construction payables-contested ..........................         7,232          7,232
    Accrued interest payable .................................        27,524         10,008
    Other accrued liabilities ................................        69,029         70,035
    Current maturities of long-term debt .....................       203,961        129,113
                                                                 -----------    -----------
Total current liabilities ....................................       341,786        278,856

Other long-term liabilities ..................................         1,359          3,274
Long-term debt ...............................................       652,861        745,746
Long-term subordinated loans payable to Principal Stockholder         66,123         66,123
                                                                 -----------    -----------
                                                                   1,062,129      1,093,999
                                                                 -----------    -----------
Redeemable Preferred Interest in Venetian Casino Resort, LLC,
    a wholly owned subsidiary ................................       194,441        188,778
                                                                 -----------    -----------
Commitments and contingencies

Stockholders' equity (Deficit):
    Common stock, $.10 par value, 3,000,000 shares authorized,
       1,000,000 shares issued and outstanding ...............           100             92
    Capital in excess of par value ...........................       140,760        140,768
    Accumulated deficit since June 30, 1996 ..................      (146,763)      (151,851)
                                                                 -----------    -----------
                                                                      (5,903)       (10,991)
                                                                 -----------    -----------
                                                                 $ 1,250,667    $ 1,271,786
                                                                 ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS, INC.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)


                                                                Three Months Ended
                                                                    March 31,
                                                                2002          2001
                                                              ---------     --------
Revenues:
   Casino .................................................   $  50,473     $ 58,477
   Rooms ..................................................      56,378       59,586
   Food and beverage ......................................      21,879       18,829
   Retail and other .......................................      16,761       17,284
                                                              ---------     --------
                                                                145,491      154,176
Less-promotional allowances ...............................      (9,058)     (12,286)
                                                              ---------     --------
   Net revenues ...........................................     136,433      141,890
                                                              ---------     --------
Operating expenses:
   Casino .................................................      29,695       39,999
   Rooms ..................................................      13,034       13,171
   Food and beverage ......................................       9,971        8,307
   Retail and other .......................................       7,102        7,198
   Provision for doubtful accounts ........................       3,335        3,718
   General and administrative .............................      21,467       22,011
   Corporate expense ......................................       1,909        1,888
   Rental expense .........................................       1,654        2,191
   Pre-opening and developmental expense ..................         665
   Depreciation and amortization ..........................      10,985       10,206
                                                              ---------     --------
                                                                 99,817      108,689
                                                              ---------     --------
Operating income ..........................................      36,616       33,201

Other income (expense):
  Interest income .........................................         181          418
  Interest expense, net of amounts capitalized ............     (24,382)     (26,751)
  Interest expense on indebtedness to Principal Stockholder      (2,334)      (2,189)
  Other income (expense) ..................................         670         --
                                                              ---------     --------
Income before preferred return ............................      10,751        4,679

   Preferred return on Redeemable Preferred Interest
     in Venetian Casino Resort, LLC (2001, as restated) ...      (5,663)      (5,040)
                                                              ---------     --------

Net income (loss) (2001, as restated) .....................   $   5,088     $   (361)
                                                              =========     =========
Basic and diluted income (loss) per share .................   $    5.09     $  (0.36)
                                                              =========     =========



The accompanying notes are an integral part of these consolidated financial statements.




LAS VEGAS SANDS, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)



                                                                               Three Months Ended
                                                                                   March 31,
                                                                              2002           2001
                                                                          -----------     -----------
Cash flows from operating activities:
Net income (loss) (2001, as restated) .................................   $     5,088     $      (361)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
        Depreciation and amortization .................................        10,985          10,206
        Amortization of debt offering costs and original issue discount         2,664           2,125
        Non-cash preferred return on Redeemable Preferred Interest
          in Venetian (2001, as restated) .............................         5,663           5,040
        Provision for doubtful accounts ...............................         3,335           3,718
        Changes in operating assets and liabilities:
          Accounts receivable .........................................       (10,505)         (7,259)
          Inventories .................................................           282            (230)
          Prepaid expenses ............................................           (55)            448
          Other assets ................................................         1,281           1,851
          Accounts payable ............................................       (12,059)         (5,119)
          Accrued interest payable ....................................        17,516          16,435
          Other accrued liabilities ...................................        (2,921)        (12,918)
                                                                          -----------     -----------

Net cash provided by operating activities .............................        21,274          13,936
                                                                          -----------     -----------
Cash flows from investing activities:
(Increase) decrease in restricted cash ................................         2,211             (25)
Capital expenditures ..................................................       (24,664)         (9,566)
                                                                          -----------     -----------
Net cash used in investing activities .................................       (22,453)         (9,591)
                                                                          -----------     -----------
Cash flows from financing activities:
Repayments on bank credit facility-tranche B term loan ................          --              (125)
Repayments on bank credit term facility ...............................          (382)           --
Repayments on bank credit facility-revolver ...........................       (15,000)           --
Proceeds from bank credit facility-revolver ...........................         5,000            --
Repayments on FF&E credit facility ....................................        (5,374)         (5,374)
Repayments on Phase II Subsidary credit facility ......................        (2,500)           --
Proceeds from Phase II Subsidiary unsecured bank loan .................          --               792
Payments of deferred offering costs ...................................          (136)           (477)
                                                                          -----------     -----------
Net cash used in financing activities .................................       (18,392)         (5,184)
                                                                          -----------     -----------
Decrease in cash and cash equivalents .................................       (19,571)           (839)
Cash and cash equivalents at beginning of period ......................        54,936          42,606
                                                                          -----------     -----------
Cash and cash equivalents at end of period ............................   $    35,365     $    41,767
                                                                          ===========     ===========
Supplemental disclosure of cash flow information:
  Cash payments for interest ..........................................   $     6,282     $    10,384
                                                                          ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.


                              LAS VEGAS SANDS, INC.




                          Notes to Financial Statements

Note 1.  Organization and Business of Company

     The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The year end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In addition, certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation of the results for the interim period have been included. The interim results reflected in the unaudited financial statements are not necessarily indicative of expected results for the full year.

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

     The consolidated financial statements include the accounts of LVSI and its wholly-owned subsidiaries (the "Subsidiaries"), including Venetian Casino Resort, LLC ("Venetian"), Grand Canal Shops Mall, LLC (the "Mall Subsidiary"), Grand Canal Shops Mall Subsidiary, LLC (the "New Mall Subsidiary"), Lido Casino Resort, LLC (the "Phase II Subsidiary"), Mall Intermediate Holding Company, LLC ("Mall Intermediate"), Grand Canal Shops Mall Construction, LLC ("Mall Construction"), Lido Intermediate Holding Company, LLC ("Lido Intermediate"), Grand Canal Shops Mall Holding Company, LLC, Grand Canal Shops Mall MM Subsidiary, Inc., Lido Casino Resort Holding Company, LLC, Grand Canal Shops Mall MM, Inc. and Lido Casino Resort MM, Inc. (collectively, and including all other direct and indirect subsidiaries of LVSI, the "Company"). Each of LVSI and the Subsidiaries is a separate legal entity and the assets of each such entity are intended to be available only to the creditors of such entity.

     Venetian was formed on March 20, 1997 to own and operate certain portions of the Casino Resort. LVSI is the managing member and owns 100% of the common voting equity in Venetian. The entire preferred interest in Venetian is owned by Interface Group Holding Company, Inc. ("Interface Holding"), which is wholly-owned by LVSI's principal stockholder (the "Principal Stockholder").

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

     Restatement of Previously Reported Amounts
     ------------------------------------------

     As more fully described above, Interface Holding (an entity controlled by the Principal Stockholder) owns a redeemable preferred interest in LVSI's wholly-owned subsidiary, Venetian. The preferred return on the redeemable preferred interest has not been paid, but it has been accrued by Venetian each year and historically accounted for as a charge against capital (Note 5). Under guidance by the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board, dividends on a subsidiary's preferred stock should be reflected as a minority interest and recognized as a charge against income.

                         Notes to Financial Statements

     The Company has recognized the preferred return as a charge against income in the accompanying 2002 financial statements, and has restated certain income statement items for the period ended March 31, 2001 to include the preferred return, which amount was $5.0 million. The restatement has no impact on the previously reported carrying balances of the redeemable preferred interest, or on the previously reported financial position of the Company. In addition, because such preferred return was deducted from income available to common stockholders in calculating earnings per share, the restatement has no impact on previously reported amounts for earnings per share.

Note 2.  Stockholders' Equity, Stockholders' Agreement and Per Share Data

     The Company established a nonqualified stock option plan, which provides for the granting of stock options pursuant to the applicable provisions of the Internal Revenue Code and regulations. The stock option plan provides that the Principal Stockholder may assume the obligations of the Company under the plan and provides for the granting of up to 75,000 shares of common stock to officers and other key employees of the Company. As of December 31, 2001, no grants under the stock option plan had occurred. In the first quarter of 2002, options to purchase 49,900 shares, which represented approximately 5% of the Company's outstanding common stock, were granted from the Company to certain key employees of the Company. Immediately thereafter, the Principal Stockholder assumed the obligations of the Company under the stock option plan. On the date of grant, the exercise price of the options of $271 per share was higher than the fair market value of the Company's common stock based upon a determination of the fair market value of a per share minority interest in the common stock of LVSI, performed by an independent third-party appraiser. The options granted were fully vested and exercisable upon grant. All of the options were exercised immediately after issuance by the respective employees by delivery of a notice of exercise. The exercise price of the options was loaned to the optionees by the Principal Stockholder on a collateralized basis under full recourse notes.

     During the first quarter of 2002, the Company entered into a stockholders' agreement with the respective employees (the "additional stockholders") and the Principal Stockholder. This agreement restricts the ability of the additional stockholders and any of their permitted transferees who has agreed to be bound by the terms and conditions of the agreement to sell, assign, pledge, encumber or otherwise dispose of any shares of common stock of LVSI, except in accordance with the provisions of the agreement. All transfers are subject to certain conditions, including:

          compliance with applicable state and foreign securities laws,

          receipt of necessary licenses or approvals from the Nevada gaming authorities, and compliance with all federal laws, rules and regulations relating to subchapter S corporations.

     If at any time before LVSI completes an initial public offering, the Principal Stockholder wishes to sell 20% or more of his ownership interest in LVSI to any third party transferee, each additional stockholder shall have the right to participate in such sale on the same terms as those offered to the Principal Stockholder.

     The additional stockholders also have certain piggyback registration rights. If at any time LVSI completes an initial public offering or proposes to register any shares of common stock, the additional stockholders may request registration of their securities. Common stock will be included in the registration statement in the following order of priority: first, all securities of LVSI to be sold for its own account, second, securities of stockholders (other than the Principal Stockholder) who have demand registration rights and third, such securities requested to be included in such registration statement by the Principal Stockholder and the additional stockholders (pro rata based on the number of registrable securities owned by such stockholders). Finally, if at any time prior to the completion by LVSI of an initial public offering LVSI wishes to issue any new securities, the additional stockholders will have the right to purchase that number of shares of LVSI common stock, at the proposed purchase price of the new securities, such that the additional stockholders' percentage ownership of LVSI would remain the same following such issuance.

     Basic and diluted income (loss) per share are calculated based upon the weighted average number of shares outstanding. In the first quarter of 2002, the Company completed a stock split whereby the number of shares of common stock outstanding was increased from 925,000 to 1,000,000. At the date of the stock split, the Principal Stockholder maintained 100% ownership of the Company's common stock. All references to share and per share data herein have been adjusted retroactively to give effect to the increase in shares of common stock outstanding to 1,000,000.

Note 3.  Property and Equipment

Property and equipment consists of the following (in thousands):



                                                             March 31,     December 31,
                                                                 2002         2001
                                                            -----------    -----------
Land and land improvements ..............................   $   113,309    $   113,309
Building and improvements ...............................       886,624        882,395
Equipment, furniture, fixtures and leasehold improvements       139,378        138,978
Construction in progress ................................        72,148         68,542
                                                            -----------    -----------
                                                              1,211,459      1,203,224
Less:  accumulated depreciation and amortization               (117,842)      (106,917)
                                                            -----------    -----------
                                                            $ 1,093,617    $ 1,096,307
                                                            ===========    ===========

     During the three month periods ended March 31, 2002 and March 31, 2001, the
Company  capitalized   interest  expense  of  $0.3  million  and  $0.0  million,
respectively.

     As of March 31, 2002, construction in progress represented project design and shared facilities costs for the planned second phase of the Casino Resort, to be owned by the Phase II Subsidiary (the "Phase II Resort"), and on-going capital improvement projects at the Casino Resort.

Note 4.  Long-Term Debt

     Long-term debt consists of the following (in thousands):


                                                            March 31,     December 31,
                                                              2002           2001
                                                           -----------    -----------
Indebtedness of the Company and its Subsidiaries
other than the New Mall Subsidiary:
-----------------------------------
12 1/4% Mortgage Notes, due November 15, 2004              $   425,000    $   425,000
14 1/4% Senior Subordinated Notes, due November
  15, 2005 (net of unamortized discount of $3,168
   in 2002 and $3,387 in 2001)                                  94,332         94,113
Bank Credit Facility-Revolver                                   30,000         40,000
Bank Credit Facility- Term Loan                                151,604        151,986
FF&E Credit Facility                                            48,361         53,735

Indebtedness of the New Mall Subsidiary:
----------------------------------------

Mall Tranche A Take-out Loan                                   105,000        105,000

Indebtedness of the Phase II Subsidiary:
----------------------------------------

Phase II Subsidiary Credit Facility                              1,433          3,933
Phase II Unsecured Bank Loan                                     1,092          1,092

Less: current maturities                                      (203,961)      (129,113)
                                                           -----------    -----------
Total long-term debt                                       $   652,861    $   745,746
                                                           ===========    ===========

Subordinated Owner Indebtedness:
--------------------------------

Completion Guaranty Loan (Indebtedness of Venetian)        $    31,123    $    31,123
Subordinated Mall Tranche B Take-out Loan
  from Principal Stockholder (Indebtedness of New
  Mall Subsidiary)                                              35,000         35,000
                                                           -----------    -----------
Total long-term subordinated loans payable to
Principal Stockholder                                      $    66,123    $    66,123
                                                           ===========    ===========

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

     On November 12, 1999, an advance of approximately $23.5 million was made under the Principal Stockholder's completion guaranty (the "Completion Guaranty"). Interest expense added to the principal balance increased the balance of the Completion Guaranty to $31.1 million as of March 31, 2002. Advances made under the Completion Guaranty up to $25.0 million (excluding accrued interest) are treated as a junior loan from the Principal Stockholder to Venetian that is subordinated in right of payment to the indebtedness under the Bank Credit Facility, the FF&E Credit Facility and the Notes.

     On December 20, 1999, certain take-out lenders (collectively, the "Tranche A Take-out Lender") funded a $105.0 million tranche A take-out loan to the New Mall Subsidiary (the "Tranche A Take-out Loan"). The proceeds were used to repay indebtedness under the mall construction loan facility for the Mall. The indebtedness under the Tranche A Take-out Loan is secured by first priority liens on the assets that comprise the Mall (the "Mall Assets"). Also, on December 20, 1999, an entity wholly-owned by the Principal Stockholder funded a tranche B take-out loan to provide $35.0 million in financing to the New Mall Subsidiary (the "Tranche B Take-out Loan" and, together with the Tranche A Take-out Loan, the "Mall Take-out Financing"). The proceeds, along with $105.0 million of proceeds from the Tranche A Take-out Loan, were used to repay the mall construction loan facility in full.

     In February 2001, the Phase II Subsidiary entered into an unsecured bank line of credit (the "Phase II Unsecured Bank Loan"), as amended on May 31, 2001, for $1.1 million and payable on July 15, 2002. This line of credit bears interest at LIBOR plus 100 basis points. The proceeds of the line of credit were used to fund payments of Phase II Subsidiary operating costs.

     On October 19, 2001, the Phase II Subsidiary entered into a loan agreement providing for a $17.5 million term and revolving loan, with a one time option to increase such loan to $30.0 million (the "Phase II Subsidiary Credit Facility"). The Phase II Subsidiary Credit Facility is secured by the Phase II Subsidiary's land on the site located adjacent to the Casino Resort (the "Phase II Land"), as well as the Phase II Subsidiary's leasehold interest in a five-year lease of the Phase II Land to Venetian for an annual rental payment of $8.0 million (the "Phase II Lease"). The Phase II Subsidiary Credit Facility and proceeds from rental payments from Venetian to the Phase II Subsidiary under the Phase II Lease are each available for any Phase II Resort pre-development expenses (up to $30 million after October 19, 2001) or may be loaned or distributed by the Phase II Subsidiary to the Company for other liquidity needs. The Phase II Subsidiary Credit Facility bears interest at LIBOR plus 400 basis points and is due on June 30, 2003.

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

     The Company was challenged to meet these covenant tests for certain quarters in 2001 and the first quarter of 2002 due to an extremely low win percentage and reduced travel to Las Vegas because of the September 11th terrorist attacks. These covenants allow the Principal Stockholder to increase EBITDA for measurement purposes by issuing a standby letter of credit to the Company's lenders. The covenants also allow the New Mall Subsidiary and the Phase II Subsidiary, subject to certain limitations, to make distributions to LVSI which would increase EBITDA for debt covenant measurement purposes. The Company used the letter of credit mechanism in the amount of $10.0 million during the first quarter of 2001. Pursuant to the terms of the Company's indebtedness, the letter of credit was subsequently reduced to $6.9 million during the third quarter of 2001. During the fourth quarter of 2001 and the first quarter of 2002, the Company entered into a limited waiver amendment to the Bank Credit Facility and FF&E Credit Facility to obtain a waiver with respect to the minimum consolidated adjusted EBITDA requirement. During the first quarter of 2002, the New Mall Subsidiary paid a $7.0 million distribution to Venetian.

     The Company expects to be challenged to meet certain of its existing covenant tests in the second quarter of 2002 due to the carry-over effects that the terrorist attacks on September 11th and the extremely low win percentage for certain of its fiscal 2001 quarters will have on the rolling measurement period. The Company has certain options available to it in the event that it needs to seek a cure in order to meet such covenants, including the ability to draw down on the Phase II Subsidiary Credit Facility, make distributions of excess cash from the Mall under the terms of the Tranche A Take-out Loan. The Company anticipates that ultimately its win percentage will return to normal levels and that it will no longer need to rely on the various cures and waivers described above.

     On May 6, 2002, the Company announced its intention to offer approximately $850 million in aggregate principal amount of mortgage notes in a Rule 144A offering, and to enter into a new senior secured credit facility and Mall loan facility, in an aggregate amount of approximately $480 million, during the second quarter of 2002 (collectively, the "Refinancing Transactions"). The Company intends to use the proceeds of the Refinancing Transactions to repay, redeem or repurchase all of its outstanding indebtedness (including the Notes, the Bank Credit Facility, the FF&E Facility, the Mall Take-out Financing, the Completion Guaranty, the Phase II Subsidiary Credit Facility and the Phase II Unsecured Bank Loan), to finance the construction and development of the Phase IA Addition (which the Company currently estimates will cost $235.0 million to complete) and to pay all fees and expenses associated with the Refinancing Transactions. In connection with the Refinancing Transactions, the Company expects to incur an extraordinary loss on early retirement of indebtedness of $53.3 million which will be comprised of $33.5 million of call premiums to be incurred in connection with the Refinancing Transactions and the write-off of $19.8 million related to the write-off of unamortized debt offering costs and unamortized original issue discount.

     The Company also commenced a cash tender offer on May 6, 2002 to purchase any and all of the Notes (the "Tender Offer"). The purchase price (including consent fees) is $1,061.25 per $1,000 principal amount for the Mortgage Notes and $1,071.25 per $1,000 principal amount for the Senior Subordinated Notes, in each case, plus accrued but unpaid interest.

     In conjunction with the Tender Offer, the Company is soliciting consents to eliminate substantially all of the restrictive covenants of the indentures governing the Notes and make certain other amendments. Adoption of the proposed amendments requires the consent of holders of not less than a majority of the aggregate principal amount of each issue of Notes. Holders who tender their Notes will be required to consent to the proposed amendments.

     The Tender Offer and the Refinancing Transactions are subject to a number of conditions, including entering into definitive agreements for the Refinancing Transactions. No assurance can be given that the Tender Offer or the Refinancing Transactions will be completed, or that a refinancing will be on terms that will be favorable to the Company.

     Assuming that the Company is successful in refinancing all or a substantial portion of its outstanding indebtedness, for the next twelve months the Company expects to fund Casino Resort operations, capital expenditures and debt service requirements from existing cash balances, operating cash flow, borrowings under a revolver to the extent that funds are available and distributions of excess cash from the owner of the Mall to the extent permitted under the terms of the Company's indebtedness.

Note 5.  Redeemable Preferred Interest in Venetian Casino Resort, LLC

     During 1997, Interface Holding contributed $77.1 million in cash to Venetian in exchange for a Series A preferred interest (the "Series A Preferred Interest") in Venetian. By its terms, the Series A Preferred Interest was convertible at any time into a Series B preferred interest in Venetian (the "Series B Preferred Interest"). In August 1998, the Series A Preferred Interest was converted into the Series B Preferred Interest. The rights of the Series B Preferred Interest include the accrual of a preferred return of 12% from the date of contribution in respect of the Series A Preferred Interest. Until the indebtedness under the Bank Credit Facility is repaid and cash payments are permitted under the restricted payment covenants of the indentures entered into in connection with the Notes (the "Indentures"), the preferred return on the Series B Preferred Interest will accrue and will not be paid in cash. Commencing in November 2009, distributions must be made to the extent of the positive capital account of the holder. During the second and third quarters of 1999, Interface Holding contributed $37.3 million and $7.1 million, respectively, in cash in exchange for an additional Series B Preferred Interest. During the three month periods ended March 31, 2002 and March 31, 2001, $5.7 million and $5.0 million, respectively, were accrued on the Series B Preferred Interest related to the contributions made. Since 1997, no distributions of preferred interest or preferred return have been paid on the Series B Preferred Interest.

Note 6.  Commitments and Contingencies

     The Company is party to litigation matters and claims related to its operations and construction of the Casino Resort that could have a material adverse effect on the financial position, results of operations or cash flows of the Company to the extent such litigation is not covered by the Insurance Policy (as defined below).

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

     On July 30, 1999, Venetian filed a complaint against the Construction Manager and Bovis in United States District Court for the District of Nevada. The action alleges breach of contract by the Construction Manager of its obligations under the Construction Management Contract and a breach of contract by Bovis of its obligations under the Bovis Guaranty, including failure to fully pay trade contractors and vendors and failure to meet the April 21, 1999 guaranteed completion date. The Company amended this complaint on November 23, 1999 to add P&O as an additional defendant. The suit is intended to ask the courts, among other remedies, to require the Construction Manager and its guarantors to pay its contractors, to compensate Venetian for the Construction Manager's failure to perform its duties under the Construction Management Contract and to pay the Company the agreed upon liquidated damages penalty for failure to meet the guaranteed substantial completion date. Venetian seeks total damages in excess of $100.0 million. The Construction Manager subsequently filed motions to dismiss the Company's complaint on various grounds, which the Company opposed. The Construction Manager's motions were either denied by the court or voluntarily withdrawn.

     In response to Venetian's breach of contract claims against the Construction Manager, Bovis and P&O, the Construction Manager filed a complaint on August 3, 1999 against Venetian in the District Court of Clark County, Nevada. The action alleges a breach of contract and quantum meruit claims under the Construction Management Contract and also alleges that Venetian defrauded the Construction Manager in connection with the construction of the Casino Resort. The Construction Manager seeks damages, attorney's fees and costs and punitive damages. In the lawsuit, the Construction Manager claims that it is owed approximately $90.0 million from Venetian and its affiliates. This complaint was subsequently amended by the Construction Manager, which also filed an additional complaint against the Company relating to work done and funds advanced with respect to the contemplated development of the Phase II Resort. Based upon its review of the complaints, the fact that the Construction Manager has not provided Venetian with reasonable documentation to support such claims, and the Company's belief that the Construction Manager has materially breached its agreements with the Company, the Company believes that the Construction Manager's claims are without merit and intends to vigorously defend itself and pursue its claims against the Construction Manager in any litigation.

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

     The Company believes that these claims are, in general, unsubstantiated, without merit, overstated, and/or duplicative. The Construction Manager itself has publicly acknowledged that at least some of the claims of its subcontractors are without merit. In addition, the Company believes that pursuant to the Construction Management Contract and the Final GMP, the Construction Manager is responsible for payment of any subcontractors' claims to the extent they are determined to be valid. The Company may also have a variety of other defenses to the liens that have been filed, including, for example, the fact that the Construction Manager and its subcontractors previously waived or released their rights to file liens against the Casino Resort. The Company intends to vigorously defend itself in any lien proceedings.

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

     Because the New Mall Subsidiary is not a guarantor of any indebtedness of the Company (other than the Mall Take-out Financing), creditors of the Company's entities comprising the Company other than the New Mall Subsidiary (including the holders of the Notes but excluding creditors of the New Mall Subsidiary) do not have a direct claim against the Mall Assets. As a result, indebtedness of the entities comprising the Company other than the New Mall Subsidiary (including the Notes) is, with respect to the Mall Assets, effectively subordinated to indebtedness of the New Mall Subsidiary. The New Mall Subsidiary is not restricted by any of the debt instruments of LVSI, Venetian or the Company's other subsidiary guarantors (including the indentures governing the Notes) from incurring any indebtedness. The terms of the Tranche A Take-out Loan prohibit the New Mall Subsidiary from paying dividends or making distributions to any of the other entities comprising the Company unless payments under the Tranche A Take-out Loan are current, and, with certain limited exceptions, prohibit the New Mall Subsidiary from making any loans to such entities. Any additional indebtedness incurred by the New Mall Subsidiary may include additional restrictions on the ability of the New Mall Subsidiary to pay any such dividends and make any such distributions or loans.

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

     Separate  financial  statements and other  disclosures  concerning  each of
Venetian and the Subsidiary Guarantors are not presented below because management believes that they are not material to investors. Summarized financial information of LVSI, Venetian, the Subsidiary Guarantors and the non-guarantor subsidiaries on a combined basis as of March 31, 2002 and December 31, 2001 and for the three month periods ended March 31, 2002 and March 31, 2001 is as follows (in thousands):

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 7.  Summarized Financial Information (continued)

                                                      CONDENSED BALANCE SHEETS
                                                           March 31, 2002


                                                                                                        GUARANTOR SUBSIDIARIES
                                                                                                   --------------------------------
                                                                                                   Lido             Mall
                                                                                 Venetian          Intermediate     Intermediate
                                                                Las Vegas        Casino            Holding          Holding
                                                                Sands, Inc.      Resort LLC        Company LLC      Company LLC
                                                                --------------   ---------------   --------------   --------------
Cash and cash equivalents ...................................   $       25,538   $        7,025    $            4   $            4
Restricted cash and investments .............................             --               --                --               --
Intercompany receivable .....................................           75,811             --                --               --
Accounts receivable, net ....................................           35,274           27,936              --               --
Inventories .................................................             --              4,465              --               --
Prepaid expenses ............................................              507            3,080              --               --
                                                                --------------   ---------------   --------------   --------------
  Total current assets ......................................          137,130           42,506                 4                4

Property and equipment, net .................................             --            875,662              --               --
Investment in Subsidiaries ..................................          830,052             --                --               --
Deferred offering costs, net ................................             --             14,657              --               --
Other assets, net ...........................................            3,366           24,937              --               --
                                                                --------------   ---------------   --------------   --------------
                                                                $      970,548   $      957,762    $            4   $            4
                                                                ==============   ===============   ==============   ==============
Accounts payable ............................................   $        1,816   $       22,205    $         --     $         --
Construction payable ........................................             --              6,560              --               --
Construction payable-contested ..............................             --              7,232              --               --
Intercompany payables .......................................             --             55,694              --               --
Accrued interest payable ....................................             --             26,615              --               --
Other accrued liabilities ...................................           17,590           49,862              --               --
Current maturities of long-term debt (3) ....................           97,869           97,869              --               --
                                                                --------------   ---------------   --------------   --------------
  Total current liabilities .................................          117,275          266,037              --               --

Other long-term liabilities .................................             --              1,359              --               --
Long-term debt (3) ..........................................          651,428          651,428              --               --
Long-term subordinated loans payable to
  Principal Stockholder .....................................             --             31,123              --               --
Accumulated losses of subsidiaries in excess of investment ..          207,748             --                --               --
                                                                --------------   ---------------   --------------   --------------
                                                                       976,451          949,947              --               --
                                                                --------------   ---------------   --------------   --------------
Redeemable Preferred interest in Venetian ...................             --            194,441              --               --
                                                                --------------   ---------------   --------------   --------------
Stockholders' equity (deficit) ..............................           (5,903)        (186,626)                4                4
                                                                --------------   ---------------   --------------   --------------
                                                                $      970,548   $      957,762    $            4   $            4
                                                                ==============   ===============   ==============   ==============

----------------
(1)  The assets and  liabilities of Mall  Construction,  a guarantor,  were  transferred  to the Mall  Subsidiary,  a  non-guarantor subsidiary, upon substantial completion of the Casino Resort on November 12, 1999, and subsequently transferred to the New Mall
     Subsidiary on December 20, 1999. As a result, Mall Construction had no assets or liabilities as of March 31, 2002.
(2)  Land with a historical  cost basis of $29.2 million was transferred  from Venetian,  a co-obligor of the Notes, to the Phase II
     Subsidiary,  a non-guarantor  subsidiary,  in October 1998 and land with a value of $11.8 million was indirectly contributed by the Principal Stockholder during December 1999.
(3)  As more fully  described in Note 4, Las Vegas Sands,  Inc. and Venetian  Casino  Resort LLC are  co-obligors  of certain of the
     Company's  indebtedness.  Accordingly,  such  indebtedness  has been  presented as an  obligation of both entities in the above balance sheets.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 7.  Summarized Financial Information (continued)


                                                CONDENSED BALANCE SHEETS (continued)
                                                           March 31, 2002



                                                                   NON-GUARANTOR SUBSIDIARIES
                                                                --------------------------------
                                                                Grand Canal
                                                                Shops Mall       Other Non-        Consolidating/
                                                                Subsidiary       Guarantor         Eliminating
                                                                LLC (1)          Subsidiaries (2)  Entries          Total
                                                                --------------   ---------------   ---------------  --------------

Cash and cash equivalents ...................................   $     2,357      $       437       $      --        $    35,365
Restricted cash and investments .............................           435             --                --                435
Intercompany receivable .....................................          --              2,496           (78,307)            --
Accounts receivable, net ....................................         1,052             --                --             64,262
Inventories .................................................          --               --                --              4,465
Prepaid expenses ............................................           330             --                --              3,917
                                                                --------------   ---------------   --------------   --------------
  Total current assets ......................................         4,174            2,933           (78,307)         108,444

Property and equipment, net .................................       135,003           82,952             --           1,093,617
Investment in Subsidiaries ..................................          --               --            (830,052)            --
Deferred offering costs, net ................................         1,384              639              --             16,680
Other assets, net ...........................................         3,623             --                --             31,926
                                                                --------------   ---------------   --------------   --------------
                                                                $   144,184      $    86,524       $  (908,359)     $ 1,250,667
                                                                ==============   ===============   ==============   ==============
Accounts payable ............................................   $       273      $      --         $      --        $    24,294
Construction payable ........................................          --              3,186              --              9,746
Construction payable-contested ..............................          --               --                --              7,232
Intercompany payables .......................................        22,613             --             (78,307)            --
Accrued interest payable ....................................           907                2              --             27,524
Other accrued liabilities ...................................         1,509               68              --             69,029
Current maturities of long-term debt (3) ....................       105,000            1,092           (97,869)         203,961
                                                                --------------   ---------------   --------------   --------------

  Total current liabilities .................................       130,302            4,348          (176,176)         341,786

Other long-term liabilities .................................          --               --                --              1,359
Long-term debt (3) ..........................................          --              1,433          (651,428)         652,861
Long-term subordinated loans payable to
  Principal Stockholder .....................................        35,000             --                --             66,123
Accumulated losses of subsidiaries in excess of investment ..          --               --            (207,748)            --
                                                                --------------   ---------------   --------------   --------------
                                                                    165,302            5,781        (1,035,352)       1,062,129
                                                                --------------   ---------------   --------------   --------------
Redeemable Preferred interest in Venetian ...................          --               --                --            194,441
                                                                --------------   ---------------   --------------   --------------
Stockholders' equity (deficit) ..............................       (21,118)          80,743           126,993           (5,903)
                                                                --------------   ---------------   --------------   --------------
                                                                $   144,184      $    86,524       $  (908,359)     $ 1,250,667
                                                                ==============   ===============   ==============   ==============

----------------
(1)  The assets and  liabilities of Mall  Construction,  a guarantor,  were  transferred  to the Mall  Subsidiary,  a  non-guarantor subsidiary, upon substantial completion of the Casino Resort on November 12, 1999, and subsequently transferred to the New Mall
     Subsidiary on December 20, 1999. As a result, Mall Construction had no assets or liabilities as of March 31, 2002.
(2)  Land with a historical  cost basis of $29.2 million was transferred  from Venetian,  a co-obligor of the Notes, to the Phase II
     Subsidiary,  a non-guarantor  subsidiary,  in October 1998 and land with a value of $11.8 million was indirectly contributed by the Principal Stockholder during December 1999.
(3)  As more fully  described in Note 4, Las Vegas Sands,  Inc. and Venetian  Casino  Resort LLC are  co-obligors  of certain of the
     Company's  indebtedness.  Accordingly,  such  indebtedness  has been  presented as an  obligation of both entities in the above balance sheets.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 7.  Summarized Financial Information (continued)


                                                      CONDENSED BALANCE SHEETS
                                                          December 31, 2001


                                                                                                         GUARANTOR SUBSIDIARIES
                                                                                                   -------------------------------
                                                                                                   Lido             Mall
                                                                                 Venetian          Intermediate     Intermediate
                                                                Las Vegas        Casino Resort     Holding          Holding
                                                                Sands, Inc.      LLC               Company LLC      Company LLC
                                                                --------------   --------------    --------------   --------------
Cash and cash equivalents ...................................   $       37,367   $        7,806    $            4   $            4
Restricted cash and investments .............................             --              1,528              --               --
Intercompany receivable .....................................           60,882             --                --               --
Accounts receivable, net ....................................           37,416           18,240              --               --
Inventories .................................................             --              4,747              --               --
Prepaid expenses ............................................              546            2,953              --               --
                                                                --------------   ---------------   --------------   --------------
  Total current assets ......................................          136,211           35,274                 4                4

Property and equipment, net .................................             --            878,239              --               --
Investment in Subsidiaries ..................................          843,935             --                --               --
Deferred offering costs, net ................................             --             16,250              --               --
Other assets, net ...........................................            3,771           25,691              --               --
                                                                --------------   ---------------   --------------   --------------
                                                                $      983,917   $      955,454    $            4   $            4
                                                                ==============   ===============   ==============   ==============
Accounts payable ............................................   $        2,880   $       33,105    $         --     $         --
Construction payable ........................................             --             22,955              --               --
Construction payable-contested ..............................             --              7,232              --               --
Intercompany payables .......................................             --             39,455              --               --
Accrued interest payable ....................................             --              9,125              --               --
Other accrued liabilities ...................................           21,249           47,074              --               --
Current maturities of long-term debt (3) ....................           23,021           23,021              --               --
                                                                --------------   ---------------   --------------   --------------
  Total current liabilities .................................           47,150          181,967              --               --

Other long-term liabilities .................................             --              3,274              --               --
Long-term debt (3) ..........................................          741,813          741,813              --               --
Long-term subordinated loans payable to
  Principal Stockholder .....................................             --             31,123              --               --
Accumulated losses of subsidiaries in excess of investment ..          205,945             --                --               --
                                                                --------------   ---------------   --------------   --------------
                                                                       994,908          958,177              --               --
                                                                --------------   ---------------   --------------   --------------
Redeemable Preferred interest in Venetian ...................             --            188,778              --               --
                                                                --------------   ---------------   --------------   --------------
Stockholders' equity (deficit) ..............................          (10,991)        (191,501)                4                4
                                                                --------------   ---------------   --------------   --------------
                                                                $      983,917   $      955,454    $            4   $            4
                                                                ==============   ===============   ==============   ==============

----------------
(1)  The assets and  liabilities of Mall  Construction,  a guarantor,  were  transferred  to the Mall  Subsidiary,  a  non-guarantor subsidiary, upon substantial completion of the Casino Resort on November 12, 1999, and subsequently transferred to the New Mall
     Subsidiary on December 20, 1999. As a result, Mall Construction had no assets or liabilities as of December 31, 2001.
(2)  Land with a historical  cost basis of $29.2 million was transferred  from Venetian,  a co-obligor of the Notes, to the Phase II
     Subsidiary,  a non-guarantor  subsidiary,  in October 1998 and land with a value of $11.8 million was indirectly contributed by the Principal Stockholder during December 1999.
(3)  As more fully  described in Note 4, Las Vegas Sands,  Inc. and Venetian  Casino  Resort LLC are  co-obligors  of certain of the
     Company's  indebtedness.  Accordingly,  such  indebtedness  has been  presented as an  obligation of both entities in the above balance sheets.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 7.  Summarized Financial Information (continued)



                                                CONDENSED BALANCE SHEETS (continued)
                                                          December 31, 2001



                                                                   NON-GUARANTOR SUBSIDIARIES
                                                                --------------------------------
                                                                Grand Canal
                                                                Shops Mall       Other Non-        Consolidating/
                                                                Subsidiary       Guarantor         Eliminating
                                                                LLC (1)          Subsidiaries (2)  Entries          Total
                                                                --------------   ---------------   ---------------  --------------

Cash and cash equivalents ...................................   $        6,650   $        3,105    $        --      $       54,936
Restricted cash and investments .............................            1,118             --               --               2,646
Intercompany receivable .....................................             --              1,508          (62,390)             --
Accounts receivable, net ....................................            1,436             --               --              57,092
Inventories .................................................             --               --               --               4,747
Prepaid expenses ............................................              363             --               --               3,862
                                                                --------------   ---------------   --------------   --------------
  Total current assets ......................................            9,567            4,613          (62,390)          123,283

Property and equipment, net .................................          136,167           81,901             --           1,096,307
Investment in Subsidiaries ..................................             --               --           (843,935)             --
Deferred offering costs, net ................................            1,903              836             --              18,989
Other assets, net ...........................................            3,745             --               --              33,207
                                                                --------------   ---------------   --------------   --------------
                                                                $      151,382   $       87,350    $    (906,325)   $    1,271,786
                                                                ==============   ===============   ==============   ==============
Accounts payable ............................................   $          368   $         --      $        --      $       36,353
Construction payable ........................................             --              3,160             --              26,115
Construction payable-contested ..............................             --               --               --               7,232
Intercompany payables .......................................           22,935             --            (62,390)             --
Accrued interest payable ....................................              872               11             --              10,008
Other accrued liabilities ...................................            1,647               65             --              70,035
Current maturities of long-term debt (3) ....................          105,000            1,092          (23,021)          129,113
                                                                --------------   ---------------   --------------   --------------
  Total current liabilities .................................          130,822            4,328          (85,411)          278,856

Other long-term liabilities .................................             --               --               --               3,274
Long-term debt (3) ..........................................             --              3,933         (741,813)          745,746
Long-term subordinated loans payable to
  Principal Stockholder .....................................           35,000             --               --              66,123
Accumulated losses of subsidiaries in excess of investment ..             --               --           (205,945)             --
                                                                --------------   ---------------   --------------   --------------
                                                                       165,822            8,261       (1,033,169)        1,093,999
                                                                --------------   ---------------   --------------   --------------
Redeemable Preferred interest in Venetian ...................             --               --               --             188,778
                                                                --------------   ---------------   --------------   --------------
Stockholders' equity (deficit) ..............................          (14,440)          79,089          126,844          (10,991)
                                                                --------------   ---------------   --------------   --------------
                                                                $      151,382   $       87,350    $    (906,325)   $    1,271,786
                                                                ==============   ===============   ==============   ==============

----------------
(1)  The assets and  liabilities of Mall  Construction,  a guarantor,  were  transferred  to the Mall  Subsidiary,  a  non-guarantor subsidiary, upon substantial completion of the Casino Resort on November 12, 1999, and subsequently transferred to the New Mall
     Subsidiary on December 20, 1999. As a result, Mall Construction had no assets or liabilities as of December 31, 2001.
(2)  Land with a historical  cost basis of $29.2 million was transferred  from Venetian,  a co-obligor of the Notes, to the Phase II
     Subsidiary,  a non-guarantor  subsidiary,  in October 1998 and land with a value of $11.8 million was indirectly contributed by the Principal Stockholder during December 1999.
(3)  As more fully  described in Note 4, Las Vegas Sands,  Inc. and Venetian  Casino  Resort LLC are  co-obligors  of certain of the
     Company's  indebtedness.  Accordingly,  such  indebtedness  has been  presented as an  obligation of both entities in the above balance sheets.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 7.  Summarized Financial Information (continued)



                                                  CONDENSED STATEMENT OF OPERATIONS
                                              For the three months ended March 31, 2002




                                                                                                          GUARANTOR SUBSIDIARIES
                                                                                                    -------------------------------
                                                                                                    Lido             Mall
                                                                                  Venetian          Intermediate     Intermediate
                                                                Las Vegas         Casino Resort     Holding          Holding
                                                                Sands, Inc.       LLC               Company LLC      Company LLC
                                                                --------------    --------------    --------------   --------------
Revenue:
  Casino ....................................................   $       50,473    $         --      $         --     $         --
  Room ......................................................             --              56,378              --               --
  Food and beverage .........................................             --              21,879              --               --
  Retail and other ..........................................              150            19,911                               --
                                                                --------------    --------------    --------------   --------------
  Total revenue .............................................           50,623            98,168                               --
Less promotional allowance ..................................             --              (9,058)             --               --
                                                                --------------    --------------    --------------   --------------
  Net revenues ..............................................           50,623            89,110                               --
                                                                --------------    --------------    --------------   --------------
Operating expenses:
  Casino ....................................................           41,258              --                                 --
  Rooms .....................................................             --              13,034              --               --
  Food and beverage .........................................             --               9,971              --               --
  Retail and other ..........................................             --               4,324              --               --
  Provision for doubtful accounts ...........................            2,285             1,050              --               --
  General and administrative ................................              748            20,352              --               --
  Corporate expense .........................................              999               910              --               --
  Rental expense ............................................              212             2,954              --               --
  Pre-opening and developmental expense .....................             --                 665              --               --
  Depreciation and amortization .............................             --               9,811              --               --
                                                                --------------    --------------    --------------   --------------
                                                                        45,502            63,071              --
                                                                --------------    --------------    --------------   --------------
Operating income ............................................            5,121            26,039              --               --
                                                                --------------    --------------    --------------   --------------
Other income (expense):
    Interest income .........................................              116                48              --               --
    Interest expense, net of amounts capitalized ............             --             (22,110)             --               --
    Interest expense on indebtedness to
    Principal Stockholder ...................................             --              (1,109)             --               --
    Other income (expense) ..................................             --                 670              --               --
    Income (loss) from equity investment in subsidiaries ....             (149)             --                --               --
                                                                --------------    --------------    --------------   --------------
Income before preferred return ..............................            5,088             3,538              --               --

Preferred return on Redeemable Preferred
     Interest in Venetian ...................................             --              (5,663)             --               --
                                                                --------------    --------------    --------------   --------------
Net income (loss) ...........................................   $        5,088    $       (2,125)   $         --     $         --
                                                                ==============    ==============    ==============   ==============

----------------
(1)  The assets and  liabilities of Mall  Construction,  a guarantor,  were  transferred  to the Mall  Subsidiary,  a  non-guarantor subsidiary, upon substantial completion of the Casino Resort on November 12, 1999, and subsequently transferred to the New Mall
     Subsidiary on December 20, 1999. As a result, Mall Construction had no revenues or expenses as of March 31, 2002.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 7.  Summarized Financial Information (continued)


                                            CONDENSED STATEMENT OF OPERATIONS (continued)
                                              For the three months ended March 31, 2002



                                                                   NON-GUARANTOR SUBSIDIARIES
                                                                --------------------------------
                                                                Grand Canal
                                                                Shops Mall        Other Non-        Consolidating/
                                                                Subsidiary        Guarantor         Eliminating
                                                                LLC (1)           Subsidiaries      Entries          Total
                                                                --------------    ---------------   ---------------  --------------
Revenue:
  Casino ....................................................   $         --      $         --      $         --     $       50,473
  Room ......................................................             --                --                --             56,378
  Food and beverage .........................................             --                --                --             21,879
  Retail and other ..........................................            8,594             2,000           (13,894)          16,761
                                                                --------------    --------------    --------------   --------------
  Total revenue .............................................            8,594             2,000           (13,894)         145,491
Less promotional allowance ..................................             --                --                --             (9,058)
                                                                --------------    --------------    --------------   --------------
  Net revenues ..............................................            8,594             2,000           (13,894)         136,433
                                                                --------------    --------------    --------------   --------------
Operating expenses:
  Casino ....................................................             --                --             (11,563)          29,695
  Rooms .....................................................             --                --                --             13,034
  Food and beverage .........................................             --                --                --              9,971
  Retail and other ..........................................            3,109              --                (331)           7,102
  Provision for doubtful accounts ...........................             --                --                --              3,335
  General and administrative ................................              367              --                --             21,467
  Corporate expense .........................................             --                --                --              1,909
  Rental expense ............................................              488              --              (2,000)           1,654
  Pre-opening and developmental expense .....................             --                --                --                665
  Depreciation and amortization .............................            1,174              --                --             10,985
                                                                --------------    --------------    --------------   --------------
                                                                         5,138              --             (13,894)          99,817
                                                                --------------    --------------    --------------   --------------
Operating income ............................................            3,456             2,000              --             36,616
                                                                --------------    --------------    --------------   --------------
Other income (expense):
    Interest income .........................................               17              --                --                181
    Interest expense, net of amounts capitalized ............           (1,926)             (346)             --            (24,382)
    Interest expense on indebtedness to
    Principal Stockholder ...................................           (1,225)             --                --             (2,334)
    Other income (expense) ..................................             --                --                --                670
    Income (loss) from equity investment in subsidiaries ....             --                --                 149             --
                                                                --------------    --------------    --------------   --------------
Income before preferred return ..............................              322             1,654               149           10,751
Preferred return on Redeemable Preferred
     Interest in Venetian ...................................             --                --                --             (5,663)
                                                                --------------    --------------    --------------   --------------
Net income (loss) ...........................................   $          322    $        1,654    $          149   $        5,088
                                                                ==============    ==============    ==============   ==============

----------------
(1)  The assets and  liabilities of Mall  Construction,  a guarantor,  were  transferred  to the Mall  Subsidiary,  a  non-guarantor subsidiary, upon substantial completion of the Casino Resort on November 12, 1999, and subsequently transferred to the New Mall
     Subsidiary on December 20, 1999. As a result, Mall Construction had no revenues or expenses as of March 31, 2002.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 7.  Summarized Financial Information (continued)



                                                  CONDENSED STATEMENT OF OPERATIONS
                                              For the three months ended March 31, 2001


                                                                                                          GUARANTOR SUBSIDIARIES
                                                                                                    -------------------------------
                                                                                                    Lido             Mall
                                                                                  Venetian          Intermediate     Intermediate
                                                                Las Vegas         Casino Resort     Holding          Holding
                                                                Sands, Inc.       LLC               Company LLC      Company LLC
                                                                --------------    --------------    --------------   --------------
Revenues:
  Casino ....................................................   $       58,477    $         --      $         --     $         --
  Room ......................................................             --              59,586              --               --
  Food and beverage .........................................             --              18,829              --               --
  Retail and other ..........................................              289            20,602                               --
                                                                --------------    --------------    --------------   --------------
  Total revenue .............................................           58,766            99,017                               --
                                                                --------------    --------------    --------------   --------------
Less promotional allowance ..................................             --             (12,286)             --               --
  Net revenues ..............................................           58,766            86,731                               --
                                                                --------------    --------------    --------------   --------------
Operating expenses:
  Casino ....................................................           51,358              --                                 --
  Rooms .....................................................             --              13,171              --               --
  Food and beverage .........................................             --               8,307              --               --
  Retail and other ..........................................             --               4,734              --               --
  Provision for doubtful accounts ...........................            3,718              --                --               --
  General and administrative ................................              982            20,659              --               --
  Corporate expense .........................................            1,025               863              --               --
  Rental expense ............................................              193             1,452              --               --
  Depreciation and amortization .............................             --               8,910              --               --
                                                                --------------    --------------    --------------   --------------
                                                                        57,276            58,096              --               --

Operating income ............................................            1,490            28,635              --               --
                                                                --------------    --------------    --------------   --------------
Other income (expense):
    Interest income .........................................              211               171              --               --
    Interest expense, net of amounts capitalized ............             --             (23,782)             --               --
    Interest expense on indebtedness to
      Principal Stockholder .................................             --                (964)             --               --
    Income (loss) from equity investment in subsidiaries ....           (2,062)             --                --               --
                                                                --------------    --------------    --------------   --------------
Income (loss) before preferred return .......................             (361)            4,060              --               --

Preferred return on Redeemable Preferred
     Interest in Venetian ...................................             --              (5,040)             --               --
                                                                --------------    --------------    --------------   --------------
Net income (loss) ...........................................   $         (361)   $         (980)   $         --     $         --
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

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 7.  Summarized Financial Information (continued)



                                            CONDENSED STATEMENT OF OPERATIONS (continued)
                                              For the three months ended March 31, 2001



                                                                   NON-GUARANTOR SUBSIDIARIES
                                                                --------------------------------
                                                                Grand Canal
                                                                Shops Mall        Other Non-        Consolidating/
                                                                Subsidiary        Guarantor         Eliminating
                                                                LLC (1)           Subsidiaries      Entries          Total
                                                                --------------    ---------------   ---------------  --------------
Revenue:
  Casino ....................................................   $         --      $        --       $         --     $      58,477
  Room ......................................................             --               --                 --            59,586
  Food and beverage .........................................             --               --                 --            18,829
  Retail and other ..........................................            8,034             --              (11,641)         17,284
                                                                --------------    ---------------   ---------------  -------------
  Total revenue .............................................            8,034             --              (11,641)        154,176
Less promotional allowance ..................................             --               --                 --           (12,286)
                                                                --------------    ---------------   ---------------  -------------
  Net revenues ..............................................            8,034             --              (11,641)        141,890
                                                                --------------    ---------------   ---------------  -------------
Operating expenses:
  Casino ....................................................             --               --              (11,359)         39,999
  Rooms .....................................................             --               --                 --            13,171
  Food and beverage .........................................             --               --                 --             8,307
  Retail and other ..........................................            2,746             --                 (282)          7,198
  Provision for doubtful accounts ...........................             --               --                 --             3,718
  General and administrative ................................              370             --                 --            22,011
  Corporate expense .........................................             --               --                 --             1,888
  Rental expense ............................................              546             --                 --             2,191
  Depreciation and amortization .............................            1,296             --                 --            10,206
                                                                --------------    ---------------   ---------------  -------------
                                                                         4,958             --              (11,641)        108,689
                                                                --------------    ---------------   ---------------  -------------
                                                                                                              --
Operating income ............................................            3,076             --                               33,201
                                                                --------------    ---------------   ---------------  -------------
Other income (expense):
    Interest income .........................................               36             --                 --               418
    Interest expense, net of amounts capitalized ............           (2,969)            --                 --           (26,751)
    Interest expense on indebtedness to
      Principal Stockholder .................................           (1,225)            --                 --            (2,189)
    Income (loss) from equity investment in subsidiaries ....             --               --                2,062            --
                                                                --------------    ---------------   ---------------  -------------
Income (loss) before preferred return .......................           (1,082)            --                2,062           4,679

Preferred return on Redeemable Preferred
     Interest in Venetian ...................................             --               --                 --            (5,040)
                                                                --------------    ---------------   ---------------  -------------
Net income (loss) ...........................................   $       (1,082)   $        --       $        2,062  $         (361)
                                                                ==============    ==============    ===============  =============

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

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 7.  Summarized Financial Information (continued)


                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                              For the three months ended March 31, 2002




                                                                                                          GUARANTOR SUBSIDIARIES
                                                                                                    -------------------------------
                                                                                                    Lido             Mall
                                                                                  Venetian          Intermediate     Intermediate
                                                                Las Vegas         Casino Resort     Holding          Holding
                                                                Sands, Inc.       LLC               Company LLC      Company LLC
                                                                --------------    --------------    --------------   --------------
Net cash provided by operating activities ...................   $        3,100    $       13,973    $         --     $         --
                                                                --------------    --------------    --------------   --------------
Cash flows from investing activities:
  Decrease in restricted cash ...............................             --               1,528              --               --
  Capital expenditures ......................................             --             (23,629)             --               --
                                                                --------------    --------------    --------------   --------------
Net cash used in investing activities .......................             --             (22,101)             --               --
                                                                --------------    --------------    --------------   --------------
Cash flows from financing activities:
  Dividend from Grand Canal Shops Mall Subsidiary,LLC .......            7,000              --                --               --
  Capital contribution to Venetian Casino Resort, LLC .......           (7,000)            7,000              --               --
  Repayments on bank credit facility-term ...................             --                (382)             --               --
  Repayments on bank credit facility-revolver ...............             --             (15,000)             --               --
  Proceeds from bank credit facility-revolver ...............             --               5,000              --               --
  Repayments on FF&E credit facility ........................             --              (5,374)             --               --
  Repayments on Phase II Subidiary credit facility ..........             --                --                --               --
  Payments of deferred offering costs .......................             --                (136)             --               --
  Net increase(decrease) in intercompany accounts ...........          (14,929)           16,239              --               --
                                                                --------------    --------------    --------------   --------------
Net cash provided by (used in) financing activities .........          (14,929)            7,347              --               --
                                                                --------------    --------------    --------------   --------------
Decrease in cash and cash equivalents .......................          (11,829)             (781)             --               --
Cash and cash equivalents at beginning of period.............           37,367             7,806                 4                4
                                                                --------------    --------------    --------------   --------------
Cash and cash equivalents at end of period...................   $       25,538    $        7,025    $            4   $            4
                                                                ==============    ==============    ==============   ==============

----------------
(1)  The assets and  liabilities of Mall  Construction,  a guarantor,  were  transferred  to the Mall  Subsidiary,  a  non-guarantor subsidiary, upon substantial completion of the Casino Resort on November 12, 1999, and subsequently transferred to the New Mall
     Subsidiary on December 20, 1999. As a result, Mall Construction had no cash flows as of March 31, 2002.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 7.  Summarized Financial Information (continued)


                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                              For the three months ended March 31, 2002


                                                                   NON-GUARANTOR SUBSIDIARIES
                                                                --------------------------------
                                                                Grand Canal
                                                                Shops Mall        Other Non-        Consolidating/
                                                                Subsidiary        Guarantor         Eliminating
                                                                LLC (1)           Subsidiaries      Entries          Total
                                                                --------------    ---------------   ---------------  --------------
Net cash provided by operating activities ...................   $        2,356    $        1,845    $         --     $       21,274
                                                                --------------    ---------------   ---------------  --------------
Cash flows from investing activities:
  Decrease in restricted cash ...............................              683              --                --              2,211
  Capital expenditures ......................................              (10)           (1,025)             --            (24,664)
                                                                --------------    ---------------   ---------------  --------------
Net cash used in investing activities .......................              673            (1,025)             --            (22,453)
                                                                --------------    ---------------   ---------------  --------------
Cash flows from financing activities:
  Dividend from Grand Canal Shops Mall Subsidiary,LLC .......           (7,000)             --                --               --
  Capital contribution to Venetian Casino Resort, LLC .......             --                --                --               --
  Repayments on bank credit facility-term ...................             --                --                --               (382)
  Repayments on bank credit facility-revolver ...............             --                --                --            (15,000)
  Proceeds from bank credit facility-revolver ...............             --                --                --              5,000
  Repayments on FF&E credit facility ........................             --                --                --             (5,374)
  Repayments on Phase II Subidiary credit facility ..........             --              (2,500)             --             (2,500)
  Payments of deferred offering costs .......................             --                --                --               (136)
  Net increase(decrease) in intercompany accounts ...........             (322)             (988)             --               --
                                                                --------------    ---------------   ---------------  --------------
Net cash provided by (used in) financing activities .........           (7,322)           (3,488)             --            (18,392)
                                                                --------------    ---------------   ---------------  --------------

Decrease in cash and cash equivalents .......................           (4,293)           (2,668)             --            (19,571)
Cash and cash equivalents at beginning of period ............            6,650             3,105              --             54,936
                                                                --------------    ---------------   ---------------  --------------
Cash and cash equivalents at end of period ..................   $        2,357    $          437    $         --     $       35,365
                                                                ==============    ==============    ==============   ==============

----------------
(1)  The assets and  liabilities of Mall  Construction,  a guarantor,  were  transferred  to the Mall  Subsidiary,  a  non-guarantor subsidiary, upon substantial completion of the Casino Resort on November 12, 1999, and subsequently transferred to the New Mall
     Subsidiary on December 20, 1999. As a result, Mall Construction had no cash flows as of March 31, 2002.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 7.  Summarized Financial Information (continued)




                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                             For the three months ended March 31, 2001

                                                                                                          GUARANTOR SUBSIDIARIES
                                                                                                    -------------------------------
                                                                                                    Lido             Mall
                                                                                  Venetian          Intermediate     Intermediate
                                                                Las Vegas         Casino Resort     Holding          Holding
                                                                Sands, Inc.       LLC               Company LLC      Company LLC
                                                                --------------    --------------    --------------   --------------
Net cash provided by (used in) operating
  activities ................................................   $       (7,032)   $       20,779    $         --     $         --
                                                                --------------    --------------    --------------   --------------
Cash flows from investing activities:
  Increase in restricted cash ...............................             --                 (10)             --               --
  Capital expenditures ......................................             --              (9,021)             --               --
                                                                --------------    --------------    --------------   --------------
Net cash used in investing activities .......................             --              (9,031)             --               --
                                                                --------------    --------------    --------------   --------------
Cash flows from financing activities:
  Repayments on bank credit facility-tranche B term loan ....             --                (125)             --               --
  Repayments on FF&E credit facility ........................             --              (5,374)             --               --
  Proceeds from Phase II Subsidiary unsecured bank loan .....             --                --                --               --
  Payments of deferred offering costs .......................             --                (177)             --               --
  Net increase(decrease) in intercompany accounts ...........              798              (539)             --               --
                                                                --------------    --------------    --------------   --------------
Net cash provided by (used in) financing activities .........              798            (6,215)             --               --
                                                                --------------    --------------    --------------   --------------
Increase (decrease) in cash and cash equivalents ............           (6,234)            5,533              --               --
Cash and cash equivalents at beginning of period.............           35,332             4,260                 4                4
                                                                --------------    --------------    --------------   --------------
Cash and cash equivalents at end of period ..................   $       29,098    $        9,793    $            4   $            4
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

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 7.  Summarized Financial Information (continued)



                                           CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                             For the three months ended March 31, 2001




                                                                   NON-GUARANTOR SUBSIDIARIES
                                                                --------------------------------
                                                                Grand Canal
                                                                Shops Mall        Other Non-        Consolidating/
                                                                Subsidiary        Guarantor         Eliminating
                                                                LLC (1)           Subsidiaries      Entries          Total
                                                                --------------    ---------------   ---------------  --------------
Net cash provided by (used in) operating
  activities ................................................   $          179    $            10   $         --     $       13,936
                                                                --------------    ---------------   ---------------  --------------
Cash flows from investing activities:
  Increase in restricted cash ...............................              (15)              --               --                (25)
  Capital expenditures ......................................              (87)              (458)            --             (9,566)
                                                                --------------    ---------------   ---------------  --------------
Net cash used in investing activities .......................             (102)              (458)            --             (9,591)
                                                                --------------    ---------------   ---------------  --------------
Cash flows from financing activities:
  Repayments on bank credit facility-tranche B term loan ....             --                 --               --               (125)
  Repayments on FF&E credit facility ........................             --                 --               --             (5,374)
  Proceeds from Phase II Subsidiary unsecured bank loan .....             --                  792             --                792
  Payments of deferred offering costs .......................             --                 (300)            --               (477)
  Net increase(decrease) in intercompany accounts ...........             (259)              --               --               --
                                                                --------------    ---------------   ---------------  --------------
Net cash provided by (used in) financing activities .........             (259)               492             --             (5,184)
                                                                --------------    ---------------   ---------------  --------------
Increase (decrease) in cash and cash equivalents ............             (182)                44             --               (839)
Cash and cash equivalents at beginning of period ............            2,972                 34             --             42,606
                                                                --------------    ---------------   ---------------  --------------
Cash and cash equivalents at end of period ..................   $        2,790    $            78   $         --     $       41,767
                                                                ==============    ===============   ===============  ==============

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto and other financial information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. See "-Special Note Regarding Forward-Looking Statements."

General
-------

     The Company owns and operates the Casino Resort, a large-scale Venetian-themed hotel, casino, retail, meeting and entertainment complex in Las Vegas, Nevada. The Casino Resort includes the first and only all-suites hotel on the Strip with 3,036 suites; a gaming facility of approximately 116,000 square feet; an enclosed retail, dining and entertainment complex of approximately 445,000 net leasable square feet; and a meeting and conference facility of approximately 500,000 square feet. The Company is party to litigation matters and claims related to its operations and construction of the Casino Resort that could have a material adverse effect on the financial position, results of operations or cash flows of the Company to the extent such litigation is not covered by the Insurance Policy. See "Part II- Item 1 - Legal Proceedings."

     The Company was significantly impacted by a decline in tourism following the terrorist attacks of September 11, 2001, as well as an unusually low table games win percentage. Consolidated net revenues for the three months ended March 31, 2002 were $136.4 million, representing a decrease of $5.5 million of consolidated net revenues as compared to $141.9 million for the quarter ended March 31, 2001. Despite the impact of the terrorist attacks, the Company's financial position continues to improve, due in large part to: (1) forward hotel room and meeting space bookings from conventions and trade shows at the Expo Center and Casino Resort; (2) increases in average daily room rates in all major segments of the Casino Resort's hotel rooms business since September 11; (3) a stable recurring revenue stream from the Mall; and (4) successful cost cutting initiatives. Although the Company continues to recover, the extent to which the events of September 11th will continue to directly or indirectly impact operating results in the future cannot be predicted, nor can the Company predict the extent to which future security alerts and/or additional terrorist attacks may impact operations.

     The Company opened additional attractions at the Casino Resort on October 7, 2001, including the Guggenheim Las Vegas Museum and the Guggenheim Hermitage Museum (the "Guggenheim Museum Projects"). During 2001, the Company also began designing, planning, permitting and constructing: (1) an approximately 1,000-room hotel tower on top of the Casino Resort's existing parking garage;
(2) an approximately  1,000-parking  space expansion to the parking garage;  and
(3) approximately 150,000 square feet of additional convention center space on the Phase II Land (collectively, the "Phase IA Addition"). To date, the Company has completed the design of, and has substantially completed the foundation and support systems for, the 1,000-room hotel tower on top of the existing parking garage. Due to the travel disruption to Las Vegas during the fourth quarter of 2001, the Company decided to suspend construction of the Phase IA Addition at that time. Certain designing, planning and permitting of the Phase IA Addition is, however, continuing. The Company is currently exploring financing alternatives to complete construction of the Phase IA Addition, which it estimates will cost approximately $235.0 million to complete.

     The Company has also recently announced its intention (with joint venture partners) to seek a license to operate casinos in Macau, is pursuing the possibility of developing an Internet gaming site and is currently exploring other business opportunities for expansion.

Critical Accounting Policies and Estimates
------------------------------------------

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

          The Company is subject to various claims and legal actions including our lawsuits with the Construction Manager for the original construction of the Casino Resort. Some of these matters relate to personal injuries to customers and damage to customers' personal assets. Management estimates guest claims expense and accrues for such liability based upon historical experience in the other accrued liability category in its consolidated balance sheet.

Operating Results
-----------------

     First Quarter Ended March 31, 2002 compared to First Quarter Ended March 31,2001
     -------

     Operating Revenues
     ------------------

     Consolidated  net  revenues  for the  first  quarter  of 2002  were  $136.4 million, representing a decrease of $5.5 million when compared with $141.9 million of consolidated net revenues during the first quarter of 2001. The decrease in net revenues was due primarily to a decline of casino and hotel revenue at the Casino Resort, which was partially offset by an increase in food and beverage revenue.

     The Casino Resort's casino revenues were $50.5 million in the first quarter of 2002, a decrease of $8.0 million when compared to $58.5 million during the first quarter of 2001. The decrease was attributable to the continuing impact of the September 11th terrorist attacks and an increased selectivity of casino customers to reduce variable marketing and incentive costs. Table games drop (volume) decreased to $217.5 million in the first quarter of 2002 from $308.4 million during the first quarter of 2001. Slot revenue in the first quarter of 2002 decreased to $25.1 million from $27.0 million reported during the first quarter of 2001, or a decrease of 7.0%.

     The Casino Resort achieved room revenues during the first quarter of 2002 of $56.4 million, compared to $59.6 million during the first quarter of 2001. The Casino Resort's average daily room rate was $211 in the first quarter of 2002 compared to $220 during the first quarter of 2001. The occupancy of available guestrooms was 98.0% during the first quarter of 2002 compared to 99.6% during the first quarter of 2001.

     Food and beverage, retail and other revenues were $38.6 million during the first quarter of 2002 compared to $36.1 million during the first quarter of 2001. The increase was primarily attributable to increased banquet business associated with the Company's group room business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The Mall generated rental and related revenues of $8.3 million during the first quarter of 2002 compared to $7.8 million during the first quarter of 2001. The increase was attributable to additional tenants and increased proceeds from rents calculated on tenant gross revenues.

     Operating Expenses
     ------------------

     Consolidated operating expenses were $99.8 million in the first quarter of 2002, compared with $108.7 million during the first quarter of 2001. Corporate expenses totaled $1.9 million during each of the first quarter of 2002 and 2001.

     Casino expenses were $29.7 million in the first quarter of 2002 compared to $40.0 million during the first quarter of 2001, a decrease of $10.3 million. The decrease is attributable to a reduction in table games marketing and incentive costs during the first quarter. The decrease in marketing and incentive costs resulted from heightened selectivity of table games customers to improve casino operating margins.

     Food and beverage expenses during the first quarter of 2002 were $10.0 million as compared to $8.3 million during the first quarter of 2001. The increase was associated with an increase in food and beverage revenue during the first quarter of 2002 as compared to the first quarter of 2001.

     Rental  expenses,   primarily  related  to  the  Casino  Resort's  heating,
ventilation and air conditioning plant and rental gaming devices, were $1.7 million for the first quarter of 2002. Rental expenses were $2.2 million in the first quarter of 2001. The decline in rental expenses during the first quarter of 2002 was the result of additional charges of related costs to Casino Resort tenants as compared to the first quarter of 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The Mall incurred operating expenses of $5.1 million during the first quarter of 2002 compared to $5.0 million during the first quarter of 2001. The increase in Mall operating expenses was attributed to increases in advertising, property taxes and utility cost during the first quarter of 2002.

     Interest Income (Expense)
     -------------------------

     Interest expense was $26.7 million in the first quarter of 2002, compared to $28.9 million in the same period of 2001. Of the $26.7 million incurred during the first quarter of 2002, $23.2 million was related to the Casino Resort (excluding the Mall), $3.2 million was related to the Mall and $0.3 million was related to the Phase II Subsidiary. The decrease in interest expense was attributed to decreases in interest rates associated with the companies variable rate debt and scheduled repayment of debt.

     Interest income for the quarter ended March 31, 2002 was $0.2 million compared to $0.4 million in the same period in 2001. The Company had other income of $0.7 million during the quarter ended March 31, 2002 resulting from a change in market value of interest rate cap and floor agreements.

Other Factors Affecting Earnings
--------------------------------

     The provision for doubtful accounts was $3.3 million during the quarter ended March 31, 2002 as compared to $3.7 million during the first quarter of 2001. The decrease was a result of lower table games revenue and the associated credit during the first quarter of 2002 as compared to the prior year's first quarter.

     Depreciation expense for the quarter ended March 31, 2002 was $11.0 million as compared to $10.2 million in the first quarter of 2001. The increase was attributable to placing into service during the fourth quarter of 2001 various capital improvement projects, including the Guggenheim Museum Projects.

     During early 2000, the Company modified its business strategy as it relates to premium casino customers and marketing to foreign premium casino customers. The Company has generally raised its betting limits for table games to be competitive with other premium resorts on the Strip. There are additional risks associated with this change in strategy, including risk of bad debts, risks to profitability margins in a highly competitive market and the need for additional working capital to accommodate possible higher levels of trade receivables and foreign currency fluctuations associated with collection of trade receivables in other countries. The Company has opened domestic and foreign marketing offices as well as bank collection accounts in several foreign countries to accommodate this change in business strategy, thereby increasing marketing costs. The Company continually evaluates its costs associated with marketing to the various segments of the premium casino customer market and has recently increased selectivity of casino customers to reduce variable marketing and incentive costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources
-------------------------------

     Cash Flow and Capital Expenditures
     ----------------------------------

     As of March 31, 2002 and December 31, 2001, the Company held cash and cash equivalents of $35.8 million and $57.6 million (including restricted cash of $0.4 million and $2.6 million), respectively. Net cash provided by operating activities for the quarter ended March 31, 2002 was $21.3 million, compared with $13.9 million for the quarter ended March 31, 2001. Net trade receivables were $64.3 million as of March 31, 2002 and $57.1 million as of December 31, 2001.

     Capital expenditures during the quarter ended March 31, 2002 were $24.7 million, primarily attributable to liquidating construction payables relating to the Guggenheim Museum Projects and the Phase IA Addition. Capital expenditures for the first quarter of 2001 were $9.6 million.

     Aggregate Indebtedness and Fixed Payment Obligations to the HVAC Provider
     -------------------------------------------------------------------------

     The Company's total long-term indebtedness and fixed payment obligations to Atlantic Pacific Las Vegas, LLC, the provider of heating and air conditioning to the Casino Resort and the Expo Center (the "HVAC Provider"), are summarized below for the twelve month periods ended March 31:


                                               2003          2004             2005          2006        Thereafter
                                             -------       -------          -------       -------       ----------
Long-Term Indebtedness
----------------------
 Mortgage Notes                                 --            --            425,000          --            --
 Subordinated Notes                             --            --               --          94,332          --
 Bank Credit Facility                         76,375       105,229             --            --            --
 FF&E Credit Facility                         21,494        21,494            5,373          --            --
 Tranche A Take-out Loan                     105,000          --               --            --            --
 Tranche B Take-out Loan                        --            --             35,000          --            --
 Completion Guaranty Loan                       --            --               --          31,123          --
 Phase II Subsidiary Credit Facility            --           1,433             --            --            --
 Phase II Unsecured Bank Loan                  1,092          --               --            --            --

Fixed Payment Obligations
To The HVAC Provider
--------------------
 HVAC Provider fixed payments                  7,657         7,657            7,657         7,657        24,885
                                             -------       -------          -------       -------        ------

 Total indebtedness and HVAC fixed
payment obligations                          211,618       135,813          473,030       133,112        24,885
                                             =======       =======          =======       =======        ======



     During the quarter ended March 31, 2002, the Company made principal payments of $0.4 million and $5.4 million on the Bank Credit Facility and the FF&E Credit Facility, respectively. Under the terms of its existing indebtedness, the Company has debt service payments due aggregating $204.0 million during the next twelve months, including principal payments on: (1) the Bank Credit Facility of $76.4 million; (2) the FF&E Credit Facility of $21.5 million; (3) the Phase II Unsecured Bank Loan of $1.1 million; and (4) Tranche A Take-out Loan of $105.0 million. Based on current interest rates under the Bank Credit Facility, the FF&E Credit Facility and the Tranche A Take-out Loan, the Company has estimated total interest payments (excluding noncash amortization of debt offering costs) of: (1) approximately $78.7 million during the next twelve months for indebtedness secured by the Casino Resort; and (2) approximately $9.6 million during the next twelve months for indebtedness secured by the Mall.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The Company also has fixed payments obligations due during the next twelve months of $7.7 million under its energy service agreements with the HVAC Provider. The total remaining payment obligation under this arrangement is $55.5 million, payable in equal monthly installments during the period of April 1, 2002 through July 1, 2009.

     On October 19, 2001, the Phase II Subsidiary entered into the Phase II Subsidiary Credit Facility, which is secured by the Phase II Land as well as the Phase II Subsidiary's interest in the Phase II Lease. There was $1.4 million outstanding under the Phase II Credit Facility as of March 31, 2002. The undrawn portion of the Phase II Subsidiary Credit Facility of $16.1 million, as well as proceeds from rental payments of $8.0 million per year from Venetian to the Phase II Subsidiary under the Phase II Lease, are each available for any Phase II Resort pre-development expenses or may be loaned or distributed by the Phase II Subsidiary to the Company for other liquidity needs.

     On May 6, 2002, the Company announced its intention to offer approximately $850 million in aggregate principal amount of mortgage notes in a Rule 144A offering, and to enter into a new senior secured credit facility and Mall loan facility, in an aggregate amount of approximately $480 million, during the second quarter of 2002. The Company intends to use the proceeds of the Refinancing Transactions to repay, redeem or repurchase all of its outstanding indebtedness (including the Notes, the Bank Credit Facility, the FF&E Facility, the Mall Take-out Financing, the Completion Guaranty, the Phase II Subsidiary Credit Facility and the Phase II Unsecured Bank Loan), to finance the construction and development of the Phase IA Addition (which the Company currently estimates will cost $235.0 million to complete) and to pay all fees and expenses associated with the Refinancing Transactions. In connection with the Refinancing Transactions, the Company expects to incur an extraordinary loss on early retirement of indebtedness of $53.3 million which will be comprised of $33.5 million of call premiums to be incurred in connection with the Refinancing Transactions and the write-off of $19.8 million related to the write-off of unamortized debt offering costs and unamortized original issue discount.

     The Company also commenced a cash tender offer on May 6, 2002 to purchase any and all of the Notes (the "Tender Offer"). The purchase price (including consent fees) is $1,061.25 per $1,000 principal amount for the Mortgage Notes and $1,071.25 per $1,000 principal amount for the Senior Subordinated Notes, in each case, plus accrued but unpaid interest.

     In conjunction with the Tender Offer, the Company is soliciting consents to eliminate substantially all of the restrictive covenants of the indentures governing the Notes and make certain other amendments. Adoption of the proposed amendments requires the consent of holders of not less than a majority of the aggregate principal amount of each issue of Notes. Holders who tender their Notes will be required to consent to the proposed amendments.

     The Tender Offer and the Refinancing Transactions are subject to a number of conditions, including entering into definitive agreements for the Refinancing Transactions. No assurance can be given that the Tender Offer or the Refinancing Transactions will be completed, or that a refinancing will be on terms that will be favorable to the Company.

     Assuming that the Company is successful in refinancing all or a substantial portion of its outstanding indebtedness, for the next twelve months the Company expects to fund Casino Resort operations, capital expenditures and debt service requirements from existing cash balances, operating cash flow, borrowings under a revolver to the extent that funds are available and distributions of excess cash from the owner of the Mall to the extent permitted under the terms of the Company's indebtedness.

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

Facility and the FF&E Credit Facility involving EBITDA are applied on a rolling four quarter basis, and the Company's compliance with financial covenants can be temporarily affected if the Company experiences a decline in hotel occupancy or room rates, or an unusually low win percentage in a particular quarter, which is not offset in subsequent quarters or by other results of operations. As a result of these fluctuations, no assurance can be given that the Company will be in compliance with its existing financial covenants. See "Item 1 - Financial
Statements and Supplementary Data - Notes to Financial Statements - Note 4 Long-Term Debt."

     The Company was challenged to meet these covenant tests in the first quarter of 2002 during the rolling four quarter measurement period due to an extremely low win percentage during certain quarters and reduced travel to Las Vegas during the fourth quarter of 2001 because of the September 11th terrorist attacks. These covenants allow the Principal Stockholder to increase EBITDA for measurement purposes by issuing a standby letter of credit to the Company's lenders. The covenants also allow the New Mall Subsidiary and the Phase II Subsidiary, subject to certain limitations, to make distributions to LVSI which would increase EBITDA for debt covenant measurement purposes.

     During the first quarter of 2002, the Company entered into a limited waiver amendment to the Bank Credit Facility and FF&E Credit Facility to obtain a waiver with respect to the minimum consolidated adjusted EBITDA requirement. Also during the first quarter of 2002, the New Mall Subsidiary paid a $7.0 million distribution to Venetian.

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

     Litigation Contingencies and Available Resources
     ------------------------------------------------

     The Company is a party to certain litigation matters and claims related to the construction of the Casino Resort. If the Company is required to pay any of the Construction Manager's contested construction costs (the "Contested Construction Costs") which are not covered by the Insurance Policy, the Company may use cash received from the following sources to fund such costs: (i) the LD Policy; (ii) the Construction Manager, Bovis and P&O pursuant to the Construction Management Contract, the Bovis Guaranty and the P&O Guaranty, respectively; (iii) third parties, pursuant to their liability to the Company under their agreements with the Company; (iv) amounts received from the Phase II Subsidiary for shared facilities designed and constructed to accommodate the operations of the Casino Resort and the Phase II Resort; (v) the Principal Stockholder, pursuant to his liability under the Completion Guaranty; (vi) borrowings under the Revolver; (vii) additional debt or equity financings; and
(viii) operating cash flow. The Principal Stockholder has remaining liability of approximately $5.0 million under the Completion Guaranty to fund excess construction costs (which liability is collateralized with cash and cash equivalents), provided that there is no cap on the Principal Stockholder's liability for excess construction costs due to scope changes. If the Company were required to pay substantial Contested Construction Costs, and if it were unable to raise or obtain the funds from the sources described above, there could be a material adverse effect on the Company's financial position, results of operations or cash flows.

     New Mall Subsidiary and Transfer of Mall Assets and Related Assets
     ------------------------------------------------------------------

     On November 12, 1999, Mall Construction transferred the Mall Assets to its subsidiary, the Mall Subsidiary. Upon such transfer, the Mall Assets were released as security to the holders of the Mortgage Notes and for the indebtedness under the Bank Credit Facility, the indebtedness under a $140.0 million mall construction loan facility (the "Mall Construction Loan Facility") was assumed by the Mall Subsidiary and all entities comprising the Company, other than the Mall Subsidiary, were released from all obligations under the Mall Construction Loan Facility.

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

     The Phase II Subsidiary has outstanding project payables in the amount of $3.2 million to be funded from future equity contributions or borrowings by the Phase II Subsidiary. During the first quarter of 2001, the Phase II Subsidiary borrowed $1.1 million under the Phase II Unsecured Bank Loan, which is due and payable on July 15, 2002. The proceeds were used to fund payments of Phase II Subsidiary operating costs. The Phase II Subsidiary also owed $1.4 million under the Phase II Subsidiary Credit Facility as of March 31, 2002.

     Because the Phase II Subsidiary is not a guarantor of the Company's indebtedness, creditors of the Company (including the holders of the Notes) do not have a direct claim against the assets of the Phase II Subsidiary. As a result, the existing indebtedness of the Company (including the Notes) is, with respect to these assets, effectively subordinated to indebtedness of the Phase II Subsidiary. The Phase II Subsidiary is not subject to any of the restrictive covenants of the debt instruments of the Company (including, without limitation, the covenants with respect to the limitations on indebtedness and restrictions on the ability to pay dividends or to make distributions or loans to the Company and its subsidiaries). Any indebtedness to be incurred by the Phase II Subsidiary in addition to the Phase II Subsidiary Credit Facility may include material restrictions on the ability of the Phase II Subsidiary to pay dividends or make distributions or loans to the Company and its subsidiaries.

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

Recent Accounting Pronouncements
--------------------------------

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

     The adoptions of SFAS 141, SFAS 142 and SFAS 144 had no impact on the Company's financial position or results of operations. We do not expect the impact of the adoption of SFAS 143 to be material to our financial position, results of operations or cash flows.

Special Note Regarding Forward-Looking Statements
-------------------------------------------------

     Certain statements in this section and elsewhere in this Quarterly Report on Form 10-Q (as well as information included in oral statements or other written statements made or to be made by the Company) constitute "forward-looking statements." Such forward-looking statements include the discussions of the business strategies of the Company and expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, in certain portions of this Form 10-Q, the words:
"anticipates", "believes", "estimates", "seeks", "expects", "plans", "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks associated with entering into new

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

construction and new ventures, including the Phase IA Addition and the Macau joint venture, increased competition and other planned construction in Las Vegas, including the opening of a new casino resort on the site of the former Desert Inn and upcoming increases in meeting and convention space, the completion of infrastructure projects in Las Vegas, government regulation of the casino industry, including gaming license approvals and regulation in foreign jurisdictions, the legalization of gaming in certain jurisdictions, such as Native American reservations in the States of California and New York and regulation of gaming on the Internet, leverage and debt service (including sensitivity to fluctuations in interest rates and other capital markets trends), uncertainty of casino spending and vacationing at casino resorts in Las Vegas, disruptions or reductions in travel to Las Vegas, the September 11, 2001 attacks and any future terrorist incidents, fluctuations in occupancy rates and average daily room rates in Las Vegas, demand for all-suites rooms, the popularity of Las Vegas as a convention and trade show destination, insurance risks (including the risk that the Company will not be able to obtain coverage against acts of terrorism or will only be able to obtain such coverage at significantly increased rates), litigation risks, including the outcome of the pending disputes with the Construction Manager and its subcontractors, and general economic and business conditions which may impact levels of disposable income, consumer spending and pricing of hotel rooms.

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

     The Company does not hold or issue financial instruments for trading purposes and does not enter into deliverable transactions that would be considered speculative positions. The Company's derivative financial instruments consist exclusively of interest rate cap and floor agreements, which do not quality for hedge accounting. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense.

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

     The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates for the twelve month periods ended March 31:


                                                                                                      FAIR
                                      2003         2004         2005         2006        TOTAL      VALUE(1)
                                    -------      -------      -------      -------      -------     -------

                                                                  (Dollars In Millions)
LIABILITIES
Short-term debt
   Variable rate .............      $204.0         --           --           --         $204.0       $204.0
     Average interest rate (2)         5.0%        --           --           --            5.0%        --
Long-term debt
   Fixed rate ................        --           --         $460.0       $125.4       $585.4       $617.1
     Average interest rate (2)        --           --           13.1%        14.3%        13.7%        --
   Variable rate .............        --         $128.1       $  5.4         --         $133.5       $133.5
     Average interest rate (2)        --            5.7%         5.8%        --            5.8%        --

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Foreign currency translation gains and losses were not material to the Company's results of operations for the quarter ended March 31, 2002.

     See also "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "
Item 1 - Financial Statements and Supplementary Data - Notes to Financial Statements - Note 4 Long-Term Debt."

                                     Part II

                                OTHER INFORMATION


Item 1.  Legal Proceedings

     The Company is party to litigation matters and claims related to its operations and the construction of the Casino Resort. For more information, see the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and "Part I, Item 1 - Financial Statements - Notes to Financial Statements Note 6 Commitments and Contingencies."

Item 2.  Changes in Securities and Use of Proceeds

     In the first quarter of 2002, the Company granted options to purchase an aggregate of 49,900 shares of common stock to certain key employees of the Company at an exercise price of $271 per share. Immediately thereafter, the Principal Stockholder assumed the obligations of the Company under the stock option plan. The issuances were exempt from registration by virtue of Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

Items 3 through 5 of Part II are not applicable.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  List of Exhibits


          Exhibit No.      Description of Document
          -----------      -----------------------
          10.1             Stock Option  Agreement,  dated as of January 2, 2002,  between Las Vegas Sands,
                           Inc., Sheldon G. Adelson and William P. Weidner.  (1)
          10.2             Stock Option  Agreement,  dated as of January 2, 2002,  between Las Vegas Sands,
                           Inc., Sheldon G. Adelson and Bradley H. Stone.  (1)
          10.3             Stock Option  Agreement,  dated as of January 2, 2002,  between Las Vegas Sands,
                           Inc., Sheldon G. Adelson and Robert G. Goldstein.  (1)
          10.4             Stock Option  Agreement,  dated as of January 2, 2002,  between Las Vegas Sands,
                           Inc., Sheldon G. Adelson and David Friedman.  (1)
          10.5             Assumption Agreement, dated as of January 2, 2002, by Sheldon G. Adelson.  (1)
          10.6             Stockholders' Agreement,  dated as of January 2,  2002,  among Las Vegas  Sands,
                           Inc.,  Sheldon G.  Adelson,  William P.  Weidner,  Bradley H.  Stone,  Robert G.
                           Goldstein and David Friedman.  (1)
          10.7             Limited  Waiver  under Term Loan and  Security  Agreement, dated as of March 31,
                           2002, by and among LVSI and Venetian,  as borrowers,  General  Electric  Capital
                           Corporation, as Administrative Agent, and the lender parties thereto.  (1)
          10.8             Limited Waiver  Regarding  Credit  Agreement, dated as of March 31, 2002, by and among  LVSI  and  Venetian,  as  borrowers,  Scotiabank,  as Lead  Arranger  and
                           Administrative Agent, and the lender parties thereto.  (1)
          10.9             Limited Waiver  Regarding Credit  Agreement,  dated as of March 31, 2002, by and among Lido  Casino  Resort,  LLC, as  borrower,  Scotiabank,  as  Administrative
                           Agent, and the other lender parties thereto.  (1)

----------
     (1)  Filed herewith.

     (b)  Reports on Form 8-K

          No report on Form 8-K was filed during the quarter ended March 31, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   LAS VEGAS SANDS, INC.





           May 8, 2002           By:        /s/ Sheldon G. Adelson
                                            ------------------------------------
                                            Sheldon G. Adelson
                                            Chairman of the Board, Chief
                                            Executive Officer and Director






           May 8, 2002           By:        /s/ Harry D. Miltenberger
                                            ------------------------------------
                                            Harry D. Miltenberger
                                            Vice President-Finance
                                            (principal financial and accounting
                                            officer)