Form 10-Q
period 2002-06-30
LAS VEGAS SANDS INC
filed 2002-08-14
CIK 850994

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

                  For the quarterly period ended June 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 14, 2002


             Class                              Outstanding at August 14, 2002
--------------------------------------     -----------------------------------
    Common Stock, $.10 par value                       1,000,000 shares

================================================================================

                              LAS VEGAS SANDS, INC.

                                Table of Contents

                                     Part I
                              FINANCIAL INFORMATION





Item 1.     Consolidated Balance Sheets
            At June 30, 2002 (unaudited) and December 31, 2001.............1

            Consolidated Statements of
            Operations for the Three and Six Months Ended
            June 30, 2002 (unaudited) and June 30, 2001 (unaudited)........2

            Consolidated Statements of
            Cash Flows for the Six Months Ended
            June 30, 2002 (unaudited) and June 30, 2001 (unaudited)........3

            Notes to Consolidated Financial Statements.....................4

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations..............24

Item 3.     Quantitative and Qualitative Disclosures About Market Risk....35

                                     Part II
                                OTHER INFORMATION


Item 1.     Legal Proceedings.............................................38

Item 5.     Other Information.............................................38

Item 6.     Exhibits and Reports on Form 8-K..............................38

            Signatures....................................................42

LAS VEGAS SANDS, INC.
Consolidated Balance Sheets
(Dollars in thousands)



                                                                  June 30,     December 31,
                                                                    2002           2001
                                                                -----------    -----------
                                                                 Unaudited
ASSETS
Current assets:
    Cash and cash equivalents ...............................   $    51,179    $    54,936
    Restricted cash and investments .........................       130,358          2,646
    Accounts receivable, net ................................        49,445         57,092
    Inventories .............................................         4,371          4,747
    Prepaid expenses ........................................         3,992          3,862
                                                                -----------    -----------
Total current assets ........................................       239,345        123,283

Property and equipment, net .................................     1,097,104      1,096,307
Deferred offering costs, net ................................        41,169         18,989
Restricted cash and investments .............................       175,231           --
Other assets, net ...........................................        31,304         33,207
                                                                -----------    -----------
                                                                $ 1,584,153    $ 1,271,786
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable ........................................   $    16,595    $    36,353
    Construction payables ...................................        13,564         26,115
    Construction payables-contested .........................         7,232          7,232
    Accrued interest payable ................................         9,237         10,008
    Other accrued liabilities ...............................        61,635         70,035
    Current maturities of long-term debt ....................       112,695        129,113
                                                                -----------    -----------
Total current liabilities ...................................       220,958        278,856

Other long-term liabilities .................................         1,347          3,274
Long-term debt ..............................................     1,217,500        745,746
Long-term subordinated loans payable to Principal Stockholder          --           66,123
                                                                -----------    -----------
                                                                  1,439,805      1,093,999
                                                                -----------    -----------
Redeemable Preferred Interest in Venetian Casino Resort, LLC,
    a wholly owned subsidiary ...............................       200,105        188,778
                                                                -----------    -----------
Commitments and contingencies

Stockholders' equity (deficit):
    Common stock, $.10 par value, 3,000,000
       shares authorized, 1,000,000 shares
       issued and outstanding ...............................           100             92
    Capital in excess of par value ..........................       140,760        140,768
    Accumulated deficit since June 30, 1996 .................      (196,617)      (151,851)
                                                                -----------    -----------
                                                                    (55,757)       (10,991)
                                                                -----------    -----------
                                                                $ 1,584,153    $ 1,271,786
                                                                -----------    -----------


The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS, INC.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)



                                                                  Three Months Ended                 Six Months Ended
                                                                        June 30,                         June 30,
                                                                 2002             2001             2002             2001
                                                               --------------------------        --------------------------
Revenues:
   Casino ...........................................          $ 46,820         $ 54,265         $ 97,293         $ 112,741
   Rooms ............................................            52,635           56,428          109,013           116,014
   Food and beverage ................................            17,654           18,528           39,533            37,357
   Retail and other .................................            18,686           17,446           35,447            34,730
                                                               --------         --------         --------         ---------
                                                                135,795          146,667          281,286           300,842
Less-promotional allowances .........................            (7,630)          (9,658)         (16,688)          (21,944)
                                                               --------         --------         --------         ---------
   Net revenues .....................................           128,165          137,009          264,598           278,898
                                                               --------         --------         --------         ---------

Operating expenses:
   Casino ...........................................            25,169           36,158           54,864            76,156
   Rooms ............................................            13,592           13,685           26,626            26,856
   Food and beverage ................................             8,749            8,941           18,720            17,248
   Retail and other .................................             7,862            7,833           14,964            15,031
   Provision for doubtful accounts ..................             4,939            5,171            8,274             8,889
   General and administrative .......................            22,925           23,415           44,392            45,426
   Corporate expense ................................             2,914            2,090            4,823             3,978
   Rental expense ...................................             1,875            2,022            3,529             4,213
   Pre-opening and developmental expense ............             1,406                -            2,071                 -
   Depreciation and amortization ....................            10,964           10,305           21,949            20,511
                                                               --------         --------         --------         ---------
                                                                100,395          109,620          200,212           218,308
                                                               --------         --------         --------         ---------
Operating income                                                 27,770           27,389           64,386            60,590

Other income (expense):
  Interest income ...................................               469              388              650               806
  Interest expense, net of amounts capitalized ......           (27,683)         (25,114)         (52,065)          (51,865)
  Interest expense on indebtedness to
    Principal Stockholder ...........................            (1,676)          (2,249)          (4,010)           (4,438)
  Other income (expense) ............................              (307)               -              363                 -
  Loss on early retirement of debt ..................           (42,763)               -          (42,763)                -
                                                               --------         --------         --------         ---------
Income (loss) before preferred return ...............           (44,190)             414          (33,439)            5,093

   Preferred return on Redeemable Preferred
     Interest in Venetian Casino Resort, LLC
     (2001, as restated) ............................            (5,664)          (5,040)         (11,327)          (10,080)
                                                               --------         --------         --------         ---------
Net loss (2001, as restated) ........................          $(49,854)        $ (4,626)       $ (44,766)         $ (4,987)
                                                               ========         ========        =========          ========
Basic and diluted loss per share ....................          $ (49.85)        $  (4.63)       $  (44.77)          $ (4.99)
                                                               ========         ========        =========          ========



The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

                                                                       Six Months Ended
                                                                           June 30,
                                                                      2002          2001
                                                                    --------      --------
Cash flows from operating activities:
Net loss (2001, as restated) .................................      $(44,766)     $ (4,987)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
        Depreciation and amortization ........................        21,949        20,511
        Amortization of debt offering costs and
          original issue discount ............................         5,052         4,080
        Non-cash preferred return on Redeemable
          Preferred Interest in Venetian (2001, as restated) .        11,327        10,080
        Loss on early retirement of debt .....................        42,763             -
        Loss on disposition of fixed asset ...................           301             -
        Non-cash interest on completion guaranty loan ........             -         1,940
        Provision for doubtful accounts ......................         8,274         8,889
        Changes in operating assets and liabilities:
          Accounts receivable ................................          (627)       (9,484)
          Inventories ........................................           376          (544)
          Prepaid expenses ...................................          (130)         (494)
          Other assets .......................................         1,903         3,060
          Accounts payable ...................................       (19,758)       (4,563)
          Accrued interest payable ...........................          (771)       (1,420)
          Other accrued liabilities ..........................       (10,327)      (19,304)
                                                                    --------      --------
Net cash provided by (used in) operating activities ..........        15,566         7,764
                                                                    --------      --------
Cash flows from investing activities:
Increase in restricted cash ($185.0 million for
  Phase IA construction and $116.9 million for debt
  defeasance on July 5, 2002) ................................      (302,943)          (52)
Capital expenditures .........................................       (35,598)      (21,646)
                                                                    --------      --------
Net cash used in investing activities ........................      (338,541)      (21,698)
                                                                    --------      --------
Cash flows from financing activities:
Repayments on 121/4 % mortgage notes .........................      (316,558)            -
Proceeds from 11% mortgage notes .............................       850,000             -
Repayments on senior subordinated notes ......................       (95,690)            -
Proceeds from secured mall facility ..........................       120,000             -
Repayments on mall-tranche A take-out Loan ...................      (105,000)            -
Repayments on mall-tranche B take-out Loan ...................       (35,000)            -
Repayments on completion guaranty loan .......................       (31,124)            -
Proceeds from senior secured credit facility-term B ..........       250,000             -
Repayments on bank credit facility-tranche A term loan .......             -        (5,625)
Repayments on bank credit facility-tranche B term loan .......             -          (250)
Proceeds from bank credit facility-tranche C term loan .......             -         5,750
Repayments on bank credit term facility ......................      (151,986)            -
Repayments on bank credit facility-revolver ..................       (61,000)            -
Proceeds from bank credit facility-revolver ..................        21,000        22,000
Repayments on FF&E credit facility ...........................       (53,735)      (10,747)
Repayments on Phase II Subsidary credit facility .............        (3,933)            -
Repayments on Phase II Subsidiary unsecured bank loan ........        (1,092)            -
Proceeds from Phase II Subsidiary unsecured bank loan ........             -           792
Repurchase premiums incurred in connection with
  refinancing transactions ...................................       (26,691)            -
Payments of deferred offering costs ..........................       (39,973)         (820)
                                                                    --------      --------
Net cash provided by financing activities ....................       319,218        11,100
                                                                    --------      --------
Decrease in cash and cash equivalents ........................        (3,757)       (2,834)
Cash and cash equivalents at beginning of period .............        54,936        42,606
                                                                    --------      --------
Cash and cash equivalents at end of period ...................      $ 51,179      $ 39,772
                                                                    ========      ========
Supplemental disclosure of cash flow information:
  Cash payments for interest .................................      $ 52,563      $ 52,287
                                                                    ========      ========

The accompanying notes are an integral part of these consolidated financial statements.


                          Notes to Financial Statements

Note 1   Organization and Business of Company
------   ------------------------------------

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

         The consolidated financial statements include the accounts of LVSI and its subsidiaries (the "Subsidiaries"), including Venetian Casino Resort, LLC ("Venetian"), Mall Intermediate Holding Company, LLC ("Mall Intermediate"), Grand Canal Shops Mall Subsidiary, LLC (the "Mall Subsidiary"), Grand Canal Shops II, LLC (the "Mall II Subsidiary"), Grand Canal Shops Mall MM Subsidiary, Inc., Grand Canal Shops Mall Construction, LLC ("Mall Construction"), Lido Intermediate Holding Company, LLC ("Lido Intermediate"), Lido Casino Resort Holding Company, LLC, Lido Casino Resort, LLC (the "Phase II Subsidiary"), Lido Casino Resort MM, Inc., Venetian Casino Resort Athens, LLC (Venetian Athens"), Venetian Venture Development, LLC ("Venetian Venture"), Venetian Venture Development Intermediate Limited, Venetian Macau Management Limited, Venetian Macau Holdings Limited ("Venetian Macau"), Venetian Marketing, Inc. ("Venetian Marketing"), Venetian Far East Limited and Venetian Operating Company, LLC ("Venetian Operating") (collectively, and including all other direct and indirect subsidiaries of LVSI, the "Company"). Each of LVSI and the Subsidiaries is a separate legal entity and the assets of each such entity are intended to be available only to the creditors of such entity.

         Venetian was formed on March 20, 1997 to own and operate certain portions of the Casino Resort. LVSI is the managing member and owns 100% of the common voting equity in Venetian. The entire preferred interest in Venetian is owned by Interface Group Holding Company, Inc. ("Interface Holding"), which is wholly-owned by LVSI's principal stockholder (the "Principal Stockholder").

         Mall Intermediate, Lido Intermediate and Venetian Venture are intermediate holding companies which are wholly-owned subsidiaries of Venetian. They are guarantors or co-obligors of certain indebtedness related to the Casino Resort. See Note 4 Long-Term Debt.

         The Mall II Subsidiary is an indirect wholly-owned subsidiary of LVSI and owns and operates the retail mall in the Casino Resort (the "Mall") . The Mall II Subsidiary was formed on May 31, 2002 and became a successor to the Mall Subsidiary in connection with the refinancing of the Mall's indebtedness. See
Note 4 Long-Term Debt.

         The Casino Resort is physically connected to the approximately 1.15 million square foot Sands Expo and Convention Center (the "Expo Center"). Interface Group-Nevada, Inc. ("IGN"), the owner of the Expo Center, is beneficially owned by the Principal Stockholder. Venetian, the Mall II Subsidiary and IGN transact business with each other and are parties to certain agreements.

         Restatement of Previously Reported Amounts
         ------------------------------------------

         As more fully described above, Interface Holding (an entity controlled by the Principal Stockholder) owns a redeemable preferred interest in LVSI's wholly-owned subsidiary, Venetian. The preferred return on the redeemable preferred interest has not been paid, but it has been accrued by Venetian each year and historically accounted for as a charge against capital (See Note 5). Under guidance by the Emerging Issues Task Force of the Financial Accounting Standards Board, dividends on a subsidiary's preferred stock should be reflected as a minority interest and recognized as a charge against income.

                          Notes to Financial Statements

------   ------------------------------------------------

         The Company has recognized the preferred return as a charge against income in the accompanying 2002 financial statements, and has restated certain income statement items for the three and six month periods ended June 30, 2001 to include the preferred return, which amounts were $5.0 million and $10.1 million, respectively. The restatement has no impact on the previously reported carrying balances of the redeemable preferred interest or on the previously reported financial position of the Company. In addition, because the preferred return was deducted from income available to common stockholders in calculating earnings per share, the restatement has no impact on previously reported amounts for earnings per share.

         New Accounting Pronouncement
         ----------------------------

         In April 2002, the Financial Accounting Standards Board issued statement No. 145 ("SFAS 145") "Rescission of FASB Statements Nos. 4, 44 and 64 and Amendment of FASB Statement No. 13." SFAS 145 addresses the presentation for losses on early retirements of debt in the statement of operations. The Company has adopted SFAS 145 and will no longer present losses on early retirements of debt as an extraordinary item. Additionally, prior period extraordinary losses will be reclassified to conform to this new presentation. Adoption of SFAS 145 had no impact on the Company's financial condition or cash flows.

Note 2   Stockholders' Equity and Per Share Data
------   ---------------------------------------

         The Company established a nonqualified stock option plan, which provides for the granting of stock options pursuant to the applicable provisions of the Internal Revenue Code and regulations. The stock option plan provides that the Principal Stockholder may assume the obligations of the Company under the plan and provides for the granting of up to 75,000 shares of common stock to officers and other key employees of the Company. As of December 31, 2001, no grants under the stock option plan had occurred. In the first quarter of 2002, options to purchase 49,900 shares, which represented approximately 5% of the Company's outstanding common stock, were granted from the Company to certain key employees of the Company. Immediately thereafter, the Principal Stockholder assumed the obligations of the Company under the stock option plan. On the date of grant, the exercise price of the options of $271 per share was higher than the fair market value of the Company's common stock based upon a determination of the fair market value of a per share minority interest in the common stock of LVSI, performed by an independent third-party appraiser. The options granted were fully vested and exercisable upon grant. All of the options were exercised immediately after issuance by the respective employees by delivery of a notice of exercise. There has been no change in outstanding shares of the Company and the notes receivable are not reflected in the accompanying financial statements because the shares issued were from the Principal Stockholder's existing holdings. The exercise price of the options was loaned to the optionees by the Principal Stockholder on a collateralized basis under full recourse notes.

         During the first quarter of 2002, the Company entered into a stockholders' agreement (the "Stockholders' Agreement") with the respective employees (the "Additional Stockholders") and the Principal Stockholder. The Stockholders' Agreement restricts the ability of the Additional Stockholders and any of their permitted transferees who have agreed to be bound by the terms and conditions of the agreement to sell, assign, pledge, encumber or otherwise dispose of any shares of common stock of LVSI, except in accordance with the provisions of the Stockholders' Agreement. All transfers are subject to certain conditions, including:

          o    compliance with applicable state and foreign securities laws,

          o receipt of necessary licenses or approvals from the Nevada gaming authorities, and

          o compliance with all federal laws, rules and regulations relating to subchapter S corporations.

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

------   ---------------------------------------------------

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

         During the second quarter of 2002, options to purchase an additional 5,500 shares at an exercise price of $271 per share were reserved under the stock option plan. The granting of these options are subject to approval by the Nevada gaming authorities.

         Basic and diluted income (loss) per share are calculated based upon the weighted average number of shares outstanding. In the first quarter of 2002, the Company completed a stock split whereby the number of shares of common stock outstanding was increased from 925,000 to 1,000,000. At the time of the stock split, the Principal Stockholder maintained 100% ownership of the Company's common stock. All references to share and per share data herein have been adjusted retroactively to give effect to the increase in shares of common stock outstanding to 1,000,000.

Note 3   Property and Equipment
------   ----------------------

Property and equipment consists of the following (in thousands):


                                                  June 30,       December 31,
                                                   2002             2001
                                                -----------      -----------
 Land and land improvements                       $ 113,428     $    113,309
 Building and improvements                          885,832          882,395
 Equipment, furniture, fixtures and
   leasehold improvements                           139,484          138,978

 Construction in progress                            86,966           68,542
                                                -----------      -----------
                                                  1,225,710        1,203,224
 Less:  accumulated depreciation and
   amortization                                    (128,606)        (106,917)
                                                -----------      -----------
                                                $ 1,097,104      $ 1,096,307
                                                ===========      ===========


         During the three month and six month periods ended June 30, 2002 and June 30, 2001, the Company capitalized interest expense of $0.5 million and $0.8 million, and zero and $0.6 million, respectively.

         As of June 30, 2002, construction in progress represented construction in progress and project design for an approximately 1,000-room hotel tower on top of the Casino Resort's existing parking garage, an approximately 1,000-parking space expansion to the parking garage and approximately 150,000 square feet of additional convention center space on the Phase II Land (collectively, the "Phase IA Addition"), shared facilities costs for the planned second phase of the Casino Resort, to be owned by the Phase II Subsidiary (the "Phase II Resort"), and on-going capital improvement projects at the Casino Resort.

Note 4   Long-Term Debt
------   --------------


Long-term debt consists of the following (in thousands):


                                                               June 30,        December 31,
                                                                 2002             2001
                                                              ----------        ----------
Indebtedness of the Company and its Subsidiaries other
than the Mall II Subsidiary, the Mall Subsidiary and
the Phase II Subsidiary:
-------------------------------------------------------

12 1/4% Mortgage Notes, due November 15, 2004
  - redeemed July 5, 2002                                     $  108,442        $  425,000
14 1/4% Senior Subordinated Notes, due November
  15, 2005 (net of unamortized discount of $57
  in 2002 and $3,825 in 2001) - redeemed July 5, 2002             1,753             94,113
Bank Credit Facility-Revolver                                      --               40,000
Bank Credit Facility- Term Loan                                    --              151,986
FF&E Credit Facility                                               --               53,735
11% Mortgage Notes, due June 15, 2010                            850,000             --
Senior Secured Credit Facility - Term B                          250,000             --

Indebtedness of the Mall II Subsidiary:
---------------------------------------

Secured Mall Facility                                            120,000             --

Indebtedness of the Mall Subsidiary:
------------------------------------

Mall Tranche A Take-out Loan                                       --              105,000

Indebtedness of the Phase II Subsidiary:
---------------------------------------

Phase II Subsidiary Credit Facility                                --                3,933
Phase II Unsecured Bank Loan                                       --                1,092

Less: current maturities, including amounts redeemed
  on July 5, 2002                                               (112,695)         (129,113)
                                                              ----------        ----------
Total long-term debt                                          $1,217,500        $  745,746
                                                              ==========        ==========
Subordinated Owner Indebtedness:
--------------------------------

Completion Guaranty Loan (Indebtedness of Venetian)           $    --           $   31,123
Subordinated Mall Tranche B Take-out Loan
  from Principal Stockholder (Indebtedness of
  Mall Subsidiary)                                                 --               35,000
                                                              ----------        ----------
Total long-term subordinated loans payable to
Principal Stockholder                                         $    --           $   66,123
                                                              ==========        ==========

         In connection with the construction financing for the Casino Resort, the Company entered into a series of transactions during 1997 to build the Casino Resort. In November 1997, the Company issued $425.0 million in aggregate principal amount of 12 1/4% Mortgage Notes (the "Old Mortgage Notes") and $97.5 million in aggregate principal amount of 14 1/4% Senior Subordinated Notes (the "Old Subordinated Notes" and, together with the Old Mortgage Notes, the "Old Notes") in a private placement. Also in November 1997, LVSI and Venetian and a syndicate of lenders entered into a Bank Credit Facility (the "Bank Credit Facility") providing for multiple draw term loans to the Company for construction and development of the Casino Resort. In December 1997, the Company entered into an agreement (the "FF&E Facility") with certain lenders to provide for $97.7 million of financing for certain furniture, fixtures, and equipment to be secured under the FF&E Credit Facility and an electrical substation.

------   --------------------------

         On November 12, 1999, an advance of approximately $23.5 million was made under the Principal Stockholder's completion guaranty (the "Completion Guaranty Loan"), a junior loan from the Principal Stockholder to the Venetian. On December 20, 1999, certain take-out lenders funded a $105.0 million tranche A take-out loan to the Mall Subsidiary (the "Tranche A Take-out Loan") and an entity wholly-owned by the Principal Stockholder funded a $35.0 million loan to the Mall Subsidiary (the "Tranche B Take-out Loan" and, together with the Tranche A Take-out Loan, the "Mall Take-out Financing"), the proceeds of which were used to repay an existing mall construction loan facility.

         In February 2001, the Phase II Subsidiary entered into an unsecured bank line of credit (the "Phase II Unsecured Bank Loan") of $1.1 million for Phase II Subsidiary operating costs. On October 19, 2001, the Phase II Subsidiary also entered into a loan agreement providing for a $17.5 million term and revolving loan (the "Phase II Subsidiary Credit Facility") for Phase II Resort pre-development expenses and loans or distributions to the Company for other liquidity needs.

         On June 4, 2002, the Company completed a series of refinancing transactions (collectively, the "Refinancing Transactions") including (1) the issuance of $850.0 million in aggregate principal amount of 11% mortgage notes due 2010 (the "Mortgage Notes") in a private placement, (2) entering into a new senior secured credit facility (the "Senior Secured Credit Facility") with a syndicate of lenders in an aggregate amount of $375.0 million, and (3) entering into a secured mall facility (the "Secured Mall Facility") in an aggregate amount of $105.0 million, which was subsequently increased to $120.0 million on June 28, 2002. The Company used or will use the proceeds of the Refinancing Transactions to repay, redeem or repurchase all of its outstanding indebtedness (including the Old Notes, the Bank Credit Facility, the FF&E Facility, the Completion Guaranty Loan, the Mall Take-out Financing, the Phase II Unsecured Bank Loan and the Phase II Subsidiary Credit Facility), to finance the construction and development of the Phase IA Addition and to pay all fees and expenses associated with the Refinancing Transactions. In addition, the Principal Stockholder's completion guarantee relating to the construction of the Casino Resort was terminated upon the consummation of the Refinancing Transactions and the remaining cash collateral was returned to the Principal Stockholder. In connection with the Refinancing Transactions, the Company incurred a loss on early retirement of indebtedness of $42.8 million during the three months ended June 30, 2002.

         As part of the Refinancing Transactions, the Company also commenced a cash tender offer on May 6, 2002 to repurchase the Old Notes. Upon the consummation of the Refinancing Transactions, the Company repurchased $316.6 million of the Old Mortgage Notes and $95.7 million of the Old Subordinates Notes and effected a covenant defeasance with respect to the remaining Mortgage Notes. The Company called all of the remaining Old Notes upon the closing of the Refinancing Transactions and redeemed the balance of the Old Mortgage Notes ($108.4 million) and the Old Subordinated Notes ($1.8 million) on July 5, 2002. On July 5, 2002, the Company incurred a loss of $8.7 million on early retirement of debt related to the redemption of the Old Notes.

Mortgages Notes
---------------

         The Mortgage Notes bear interest at 11%, payable each June 15th and December 15th, beginning December 15, 2002. The Mortgage Notes are secured by second priority liens on certain assets of the Company (the personal property and the real estate improvements that comprise the hotel, the casino and the convention space, with certain exceptions). The Mortgage Notes are redeemable at the option of LVSI and Venetian at prices ranging from 100% to 105.5% commencing on or after June 15, 2006, as set forth in the Mortgage Notes and the indenture pursuant to which the Mortgage Notes were issued (the "Indenture"). Prior to June 15, 2002, LVSI and Venetian may redeem the Mortgage Notes at their principal amount plus an applicable make-whole premium. Upon a change of control (as defined in the Indenture), each Mortgage Note holder may require LVSI and Venetian to repurchase such Mortgage Notes at 101% of the principal amount thereof plus accrued interest and other amounts which are then due, if any. Upon an event of loss or certain asset sales, the Company may also be required to offer to purchase all or a portion of the Mortgage Notes with the proceeds of such event of loss or sale. The Mortgage Notes are not subject to a sinking fund requirement.

         The Company is committed under a registration rights agreement to use its commercially reasonable efforts prior to 180 days after the closing date to effect a registered exchange offer for the Mortgage Notes or, subject to certain conditions, to provide a shelf registration for the Mortgage Notes. Should the Company not meet certain requirements of the registration rights agreement, liquidated damages in the amount of 0.25% to 2.00% per annum of the aggregate principal amount of the Mortgage Notes would accrue until such defaults are cured.

------   --------------------------

Senior Secured Credit Facility
------------------------------

         The Senior Secured Credit Facility provides for a $250.0 million single draw senior secured term loan facility (the "Term B Facility"), a $50.0 million senior secured delayed draw facility (the "Term A Facility") and a $75.0 million senior secured revolving facility (the "Revolving Facility"). Term B Facility proceeds of $185.0 million were deposited into restricted accounts, invested in cash or permitted investments and pledged to a disbursement agent for the Senior Secured Credit Facility lenders. The $185.0 million will be used as required for Phase IA Addition project costs under disbursement terms specified in the Senior Secured Credit Facility. The disbursement account is subject to a security interest in favor of the lenders under the Senior Secured Credit Facility.

         The Term B Facility matures on June 4, 2008 and is subject to quarterly amortization payments in the amount of $625,000 from September 30, 2002 until September 30, 2007, followed by four equal quarterly amortization payments of $59.4 million until the maturity date. The Term A Facility is available from the closing date of the Senior Secured Credit Facility through the first anniversary of the closing date, subject to certain conditions. The Term A Facility matures on June 4, 2007 and is subject to quarterly amortization payments commencing on December 31, 2003 in the amount of $1,666,667 for three quarters, $2,500,000 for the succeeding four quarters, $3,750,000 for the next four quarters and $5,000,000 for the final four quarters. The Revolving Facility matures on June 4, 2007 and has no interim amortization. No amounts had been drawn under the Term A Facility or the Revolving Facility as of June 30, 2002.

         All amounts outstanding under the Senior Secured Credit Facility bear interest at the option of the Company at the prime rate plus 2% per annum, or at the reserve adjusted Eurodollar rate plus 3% per annum. After the Phase IA Addition is substantially complete, the applicable margin for amounts outstanding under the Term A Facility and the Revolving Facility will be determined by a grid based upon a leverage ratio. The leverage ratio will be calculated as the ratio of consolidated total debt as of the last day of each fiscal quarter to EBITDA (as defined in the Senior Secured Credit Facility) for the four-fiscal quarter period ending on such date. Commitment fees equal to 0.50% per annum of the daily average unused portion of the commitment under the Revolving Facility and 0.75% per annum of the daily average unused portion of the Term A Facility are payable quarterly in arrears.

         The Senior Secured Credit Facility is secured by a first priority lien on certain assets of the Company (the personal property and the real estate improvements that comprise the hotel, the casino and the convention space, with certain exceptions). The Senior Secured Credit Facility contains affirmative, negative and financial covenants including limitations on indebtedness, liens, investments, guarantees, restricted junior payments, mergers and acquisitions, sales of assets, leases, transactions with affiliates and scope-changes and modifications to material contracts. Additionally, the Company is required to comply with certain financial ratios and other financial covenants including total debt to EBITDA ratios, EBITDA to interest coverage ratios, minimum net worth covenants and maximum capital expenditure limitations. At June 30, 2002, the Company was in compliance with all required covenants and ratios under the Senior Secured Credit Facility.

Secured Mall Facility
---------------------

         In June 2002, the Company also entered into an agreement (the "Secured Mall Facility") with certain lenders to provide for a $105.0 million loan (subsequently increased to $120.0 million on June 28, 2002) to the Mall II Subsidiary. The initial $105.0 million of proceeds (net of financing costs) from the Secured Mall Facility, along with the proceeds of a $37.9 million capital contribution in Mall II Subsidiary by Venetian, were used to repay the Mall Take-out Financing and costs previously owed by the Mall Subsidiary. Upon the consummation of the Refinancing Transactions, the assets of the Mall were transferred to the Mall II Subsidiary, the borrower under the Secured Mall Facility. The additional $15.0 million of proceeds (net of financing costs) were distributed to Venetian and used for general corporate purposes. The indebtedness under the Secured Mall Facility is secured by a first priority lien on the assets that comprise the Mall (the "Mall Assets").

------   --------------------------

         The amounts outstanding under the Secured Mall Facility bear interest at the adjusted one month Eurodollar rate plus 1.875% per annum. Interest is paid monthly and there is no scheduled principal amortization. The Secured Mall Facility is due in full on June 28, 2005 and provides for two one-year extensions at the option of the Company, subject to certain criteria. The Secured Mall Facility contains affirmative, negative and financial covenants including net operating income performance standards. Failure to meet these financial covenants in certain circumstances allows the lenders' agent to control collection of rents, to approve operating budgets and provides for a cash sweep of excess cash flow to reduce amounts outstanding under the Secured Mall Facility.

         The Company is required to enter into an interest rate cap agreement to limit the impact of increases in interest rates on its floating rate debt derived from the Secured Mall Facility. To meet the requirements of the Secured Mall Facility, the Company entered into a cap agreement during June 2002 (the "Mall Cap Agreement") that resulted in a premium payment to counterparties based upon notional principal amounts for a term equal to the term of the Secured Mall Facility. The provisions of the Mall Cap Agreement entitle the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rates stated in such agreement. There was no net effect on interest expense as a result of the Mall Cap Agreement for the three months ended June 30, 2002. If the Company had terminated the Mall Cap Agreement as of June 30, 2002, the Company would not have had to pay any amounts based on quoted market values from the various institutions holding the swaps. The notional amount of the Mall Cap Agreement (which expires on June 28, 2005) at June 30, 2002 was $120.0 million.

         Pursuant to the terms of the Secured Mall Facility, the Mall II Subsidiary is also required to maintain certain funds in escrow for debt service and property taxes. At June 30, 2002, $1.3 million was held by the lenders' agent in escrow for these purposes. The amounts in escrow are classified as restricted cash in the accompanying financial statements.

         The Company entered into interest rate cap and/or floor agreements related to the Bank Credit Facility (the "Bank Cap Agreement") during 1998 and the Tranche A Take-out Loan during 1999 (the "Mall Cap Agreement" and, together with the Bank Cap Agreement, the "Old Rate Cap Agreements"). The notional amount of the Bank Cap Agreement at June 30, 2002 was $76.2 million. The Bank Cap Agreement expires in June 2003, the maturity date of the Bank Credit Facility, unless terminated earlier by the Company. The notional amount of the Mall Cap Agreement at June 30, 2002 was $42.3 million. The Mall Cap Agreement expires on December 20, 2002, the original maturity date of the Tranche A Take-out Loan, unless terminated earlier by the Company.

         The net effect of the Old Rate Cap Agreements resulted in an increase of interest expense of $0.5 million for the quarter ended June 30, 2002. Currently, the Old Rate Cap Agreements remain outstanding. If the Company had terminated the Old Rate Cap Agreements as of June 30, 2002, the Company would have had to pay a net amount of $1.6 million based on quoted market values from the various institutions holding the swaps. In accordance with Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company has recorded the fair value of its obligations under the Old Rate Cap Agreements in the accompanying financial statements and will continue to do so while the agreements are in effect.

Note 5   Redeemable Preferred Interest in Venetian Casino Resort, LLC
------   ------------------------------------------------------------

         During 1997, Interface Holding contributed $77.1 million in cash to Venetian in exchange for a Series A preferred interest (the "Series A Preferred Interest") in Venetian. By its terms, the Series A Preferred Interest was convertible at any time into a Series B preferred interest in Venetian (the "Series B Preferred Interest"). In August 1998, the Series A Preferred Interest was converted into the Series B Preferred Interest. The rights of the Series B Preferred Interest include the accrual of a preferred return of 12% from the date of contribution in respect of the Series A Preferred Interest. Until the indebtedness under the Senior Secured Credit Facility is repaid and cash payments are permitted under the restricted payment covenants of the Indenture, the preferred return on the Series B Preferred Interest will accrue and will not be paid in cash. Commencing June 30, 2011, distributions must be made to the extent of the positive capital account of the holder. During the second and third quarters of 1999, Interface Holding contributed $37.3 million and $7.1 million, respectively, in cash in exchange for an additional Series B Preferred Interest. During the three and six month periods ended June 30, 2002 and June 30, 2001, $5.7 million and $11.3 million, and $5.0 million and $10.1 million, respectively, were accrued on the Series B Preferred Interest related to the contributions made. Since 1997, no distributions of preferred interest or preferred return have been paid on the Series B Preferred Interest.

Note 6   Commitments and Contingencies
------   -----------------------------

         Construction Litigation
         -----------------------

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

         In response to Venetian's breach of contract claims against the Construction Manager, Bovis and P&O, the Construction Manager filed a complaint on August 3, 1999 against Venetian in the District Court of Clark County, Nevada. The action alleges a breach of contract and quantum meruit claims under the Construction Management Contract and also alleges that Venetian defrauded the Construction Manager in connection with the construction of the Casino Resort. The Construction Manager seeks damages, attorney's fees and costs and punitive damages. In the lawsuit, the Construction Manager claims that it is owed approximately $90.0 million from Venetian and its affiliates. This complaint was subsequently amended by the Construction Manager, which also filed an additional complaint against the Company relating to work done and funds advanced with respect to the contemplated development of the Phase II Resort. Based upon its review of the complaints, the Company believes that the Construction Manager has not provided Venetian with reasonable documentation to support such claims, the Construction Manager has materially breached its agreements with the Company and the Construction Manager's claims are without merit. The Company intends to vigorously defend itself and pursue its claims against the Construction Manager in any litigation.

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

------   -----------------------------------------

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

         The Company and the Construction Manager are currently scheduled to commence a trial to litigate certain of their respective claims in August 2002, although there can be no assurance that the trial will commence at such time. Many of the remaining claims between the parties will be proceeding concurrently in independent arbitration hearings. It is not yet possible to determine a range of loss or the ultimate outcome of the pending litigation described above. If any litigation or other lien proceedings concerning the claims of the Construction Manager or its subcontractors were decided adversely to the Company, such litigation or other lien proceedings could have a material adverse effect on the financial condition, results of operations or cash flows of the Company to the extent such litigation or lien proceedings are not covered by the Insurance Policy.

Macau Joint Venture and Internet Gaming
---------------------------------------

         On June 26, 2002, the Company announced that a joint venture comprised of Venetian Macau and a group of Macau and Hong Kong-based investors had entered into a final concession contract with the Government of the Macau Special Administrative Region of the People's Republic of China to operate casinos in Macau. Through June 30, 2002, the Company had incurred developmental expenses of $2.4 million in connection with the proposed Macau project. Venetian Macau continues to negotiate the final terms of a joint venture and management expects that those negotiations will be concluded in the third quarter of 2002. The final terms of a joint venture agreement may include financial obligations to the joint venture and/or to the Government of Macau or Venetian Macau may be obligated to pay for certain costs of developing and constructing the contemplated casinos in Macau. Under the Indenture, the Company is permitted to make investments in the amount of $40.0 million in, and extend guarantees with respect to $90.0 million of indebtedness and/or obligations of, its Macau subsidiaries. The Company may use cash received from the following sources to fund the Macau venture:

o        borrowings by Venetian under the Revolving Facility;

o        additional debt or equity financings; and

o operating cash flow (subject to certain limitations contained in the Company's debt instruments).

------   -----------------------------------------

         Venetian Macau and the Company's other Macau subsidiaries are not guarantors under the Mortgage Notes or the Senior Secured Credit Facility and, subject to certain limited exceptions, are not restricted subsidiaries under the Indenture or the Senior Secured Credit Facility.

         The Company has also entered into a joint venture agreement to assess the feasibility of and develop an Internet gaming site. The Company has applied for an Internet gaming license in Alderney, but has not yet established any operations. The Company estimates that it is committed to contribute approximately $1.0 million, approximately one-third of the required capital, to the joint venture during the next year. After recovery of each partner's initial capital contribution, the Company will receive 50% to 80% of the net profit of the joint venture, based upon an increasing scale of net profit (if any). The joint venture provides that the agreement will be automatically terminated should the Company fail to obtain any required regulatory approvals from Alderney, the Nevada gaming authorities or any other applicable jurisdiction prior to launching its operations.

Note 7   Summarized Financial Information
------   --------------------------------

         LVSI and Venetian are co-obligors of the Mortgage Notes and the indebtedness under the Senior Secured Credit Facility and are jointly and severally liable for such indebtedness. Venetian, Mall Intermediate, Mall Construction, Lido Intermediate, Venetian Venture, Venetian Athens, Venetian Marketing and Venetian Operating (collectively, the "Subsidiary Guarantors") are subsidiaries of LVSI, all of the capital stock of which is owned by LVSI and Venetian. The Subsidiary Guarantors have jointly and severally guaranteed (or are co-obligors of) such debt on a full and unconditional basis. The Mall is owned by the Mall II Subsidiary, a non-guarantor subsidiary which is the borrower under the Secured Mall Facility.

         Separate financial statements and other disclosures concerning each of Venetian and the Subsidiary Guarantors are not presented below because management believes that they are not material to investors. Summarized financial information of LVSI, Venetian, the Subsidiary Guarantors and the non-guarantor subsidiaries on a combined basis as of June 30, 2002 and December 31, 2001, and for the three and six month periods ended June 30, 2002 and June 30, 2001, is as follows (in thousands):

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 7 Summarized Financial Information (continued)

                                                      CONDENSED BALANCE SHEETS
                                                            June 30, 2002



                                                                                                    GUARANTOR SUBSIDIARIES
                                                                                          -----------------------------------------
                                                                                          Lido          Mall           Venetian
                                                                           Venetian       Intermediate  Intermediate   Venture
                                                            Las Vegas      Casino         Holding       Holding        Development
                                                            Sands, Inc.    Resort LLC     Company LLC   Company LLC    LLC
                                                            -------------- -----------    ------------  ------------   ------------
Cash and cash equivalents ...............................   $    30,648    $    16,494    $         4   $         4    $      --
Restricted cash and investments .........................          --          129,093           --            --             --
Intercompany receivable .................................        16,741           --             --            --             --
Accounts receivable, net ................................        28,191         20,572           --            --             --
Inventories .............................................          --            4,371           --            --             --
Prepaid expenses ........................................           712          2,596           --            --             --
                                                            -----------    -----------    -----------   -----------    -----------
  Total current assets ..................................        76,292        173,126              4             4           --

Property and equipment, net .............................          --          880,920           --            --             --
Investment in Subsidiaries ..............................     1,089,672        106,203           --            --             --
Deferred offering costs, net ............................          --           38,101           --            --             --
Restricted cash and investments .........................          --          175,231           --            --             --
Other assets, net .......................................         3,397         24,326           --            --             --
                                                            -----------    -----------    -----------   -----------    -----------
                                                            $ 1,169,361    $ 1,397,907    $         4   $         4    $      --
                                                            ===========    ===========    ===========   ===========    ===========

Accounts payable ........................................   $     1,621    $    14,722    $      --     $      --      $      --
Construction payable ....................................          --           13,564           --            --             --
Construction payable-contested ..........................          --            7,232           --            --             --
Intercompany payables ...................................          --           15,242           --            --             --
Accrued interest payable ................................          --            9,130           --            --             --
Other accrued liabilities ...............................        13,302         46,955           --            --             --
Current maturities of long-term debt (3) ................       112,695        112,695           --            --             --
                                                            -----------    -----------    -----------   -----------    -----------
  Total current liabilities .............................       127,618        219,540           --            --             --

Other long-term liabilities .............................          --            1,280           --            --             --
Long-term debt (3) ......................................     1,097,500      1,097,500           --            --             --
                                                            -----------    -----------    -----------   -----------    -----------
                                                              1,225,118      1,318,320           --            --             --
                                                            -----------    -----------    -----------   -----------    -----------
Redeemable Preferred Interest in Venetian ...............          --          200,105           --            --             --
                                                            -----------    -----------    -----------   -----------    -----------
Stockholders' equity (deficit) ..........................       (55,757)      (120,518)             4             4           --
                                                            -----------    -----------    -----------   -----------    -----------
                                                            $ 1,169,361    $ 1,397,907    $         4   $         4    $      --
                                                            ===========    ===========    ===========   ===========    ===========

----------------

(1)  The Mall II Subsidiary  was not formed until May 31, 2002, in  preparation  for the  Refinancing  Transactions.  The assets and liabilities of Mall  Construction,  a guarantor  subsidiary,  were transferred to Grand Canal Shops Mall, LLC, a non- guarantor subsidiary,  upon  substantial  completion  of the Casino  Resort on November 12, 1999,  subsequently  transferred  to the Mall
     Subsidiary on December 20, 1999 and, in connection with the Refinancing Transactions,  transferred to the Mall II Subsidiary on
     June 4, 2002. As a result, Mall Construction, Grand Canal Shops Mall, LLC and the Mall Subsidiary had no assets and liabilities as of June 30, 2002.
(2)  Land with a historical  cost basis of $29.2 million was transferred  from Venetian,  a co-obligor of the Notes, to the Phase II
     Subsidiary,  a non-guarantor  subsidiary,  in October 1998 and land with a value of $11.8 million was indirectly contributed by the Principal Stockholder during December 1999.
(3)  As more fully described in Note 4 Long-Term  Debt, LVSI and Venetian are co-obligors of certain of the Company's  indebtedness.
     Accordingly, such indebtedness has been presented as an obligation of both entities in the above balance sheets.


LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 7 Summarized Financial Information (continued)

                                                CONDENSED BALANCE SHEETS, (continued)
                                                            June 30, 2002



                                                                    NON-GUARANTOR SUBSIDIARIES
                                                                 ------------------------------

                                                                 Grand Canal    Other Non-        Consolidating/
                                                                 Shops II       Guarantor         Eliminating
                                                                 LLC (1)        Subsidiaries (2)  Entries          Total
                                                                 -------------- ---------------   ---------------  --------------
Cash and cash equivalents ....................................   $     3,826    $       203       $      --        $    51,179
Restricted cash and investments ..............................         1,265           --                --            130,358
Intercompany receivable ......................................          --             --             (16,741)            --
Accounts receivable, net .....................................           682           --                --             49,445
Inventories ..................................................          --             --                --              4,371
Prepaid expenses .............................................           684           --                --              3,992
                                                                 -----------    -----------       -----------      -----------
  Total current assets .......................................         6,457            203           (16,741)         239,345


Property and equipment, net ..................................       133,872         82,312              --          1,097,104
Investment in Subsidiaries ...................................          --             --          (1,195,875)            --
Deferred offering costs, net .................................         3,068           --                --             41,169
Restricted cash and investments ..............................          --             --                --            175,231
Other assets, net ............................................         3,581           --                --             31,304
                                                                 -----------    -----------       -----------      -----------
                                                                 $   146,978    $    82,515       $(1,212,616)     $ 1,584,153
                                                                 ===========    ===========       ===========      ===========


Accounts payable .............................................   $       252    $      --         $      --        $    16,595
Construction payable .........................................          --             --                --             13,564
Construction payable-contested ...............................          --             --                --              7,232
Intercompany payables ........................................         1,499           --             (16,741)            --
Accrued interest payable .....................................           107           --                --              9,237
Other accrued liabilities ....................................         1,286             92              --             61,635
Current maturities of long-term debt (3) .....................          --             --            (112,695)         112,695
                                                                 -----------    -----------       -----------      -----------
  Total current liabilities ..................................         3,144             92          (129,436)         220,958

Other long-term liabilities ..................................            67           --                --              1,347
Long-term debt (3) ...........................................       120,000           --          (1,097,500)       1,217,500
                                                                 -----------    -----------       -----------      -----------
                                                                     123,211             92        (1,226,936)       1,439,805
                                                                 -----------    -----------       -----------      -----------
Redeemable Preferred Interest in Venetian ....................          --             --                --            200,105
                                                                 -----------    -----------       -----------      -----------
Stockholders' equity (deficit) ...............................        23,767         82,423            14,320          (55,757)
                                                                 -----------    -----------       -----------      -----------
                                                                 $   146,978    $    82,515       $(1,212,616)     $ 1,584,153
                                                                 ===========    ===========       ===========      ===========

----------------
(1) The Mall II Subsidiary was not formed until May 31, 2002, in preparation for the Refinancing Transactions. The assets and liabilities of Mall Construction, a guarantor subsidiary, were transferred to Grand Canal Shops Mall, LLC, a non- guarantor subsidiary, upon substantial completion of the Casino Resort on November 12, 1999, subsequently transferred to the Mall Subsidiary on December 20, 1999 and, in connection with the Refinancing Transactions, transferred to the Mall II Subsidiary on June 4, 2002. As a result, Mall Construction, Grand Canal Shops Mall, LLC and the Mall Subsidiary had no assets and liabilities as of June 30, 2002.
(2) Land with a historical cost basis of $29.2 million was transferred from Venetian, a co-obligor of the Notes, to the Phase II
Subsidiary, a non-guarantor subsidiary, in October 1998 and land with a value of $11.8 million was indirectly contributed by the
Principal Stockholder during December 1999.
(3) As more fully described in Note 4 Long-Term Debt, LVSI and Venetian are co-obligors of certain of the Company's indebtedness.
Accordingly, such indebtedness has been presented as an obligation of both entities in the above balance sheets.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 7 Summarized Financial Information (continued)


                                                      CONDENSED BALANCE SHEETS
                                                          December 31, 2001

                                                                                                    GUARANTOR SUBSIDIARIES
                                                                                          -----------------------------------------
                                                                                          Lido          Mall           Venetian
                                                                           Venetian       Intermediate  Intermediate   Venture
                                                            Las Vegas      Casino         Holding       Holding        Development
                                                            Sands, Inc.    Resort LLC     Company LLC   Company LLC    LLC
                                                            -------------- -----------    ------------  ------------   ------------
Cash and cash equivalents ...............................   $   37,367     $    7,806     $        4    $        4     $     --
Restricted cash and investments .........................         --            1,528           --            --             --
Intercompany receivable .................................        6,772           --             --            --             --
Accounts receivable, net ................................       37,416         18,240           --            --             --
Inventories .............................................         --            4,747           --            --             --
Prepaid expenses ........................................          546          2,953           --            --             --
                                                            -----------    -----------    -----------   -----------    -----------
  Total current assets ..................................       82,101         35,274              4             4           --

Property and equipment, net .............................         --          878,239           --            --             --
Investment in Subsidiaries ..............................      692,100         86,657           --            --             --
Deferred offering costs, net ............................         --           16,250           --            --             --
Other assets, net .......................................        3,771         25,691           --            --             --
                                                            -----------    -----------    -----------   -----------    -----------
                                                            $  777,972     $1,042,111     $        4    $        4     $     --
                                                            ===========    ===========    ===========   ===========    ===========

Accounts payable ........................................   $    2,880     $   33,105     $     --      $     --       $     --
Construction payable ....................................         --           22,955           --            --             --
Construction payable-contested ..........................         --            7,232           --            --             --
Intercompany payables ...................................         --            7,345           --            --             --
Accrued interest payable ................................         --            9,125           --            --             --
Other accrued liabilities ...............................       21,249         47,074           --            --             --
Current maturities of long-term debt (3) ................       23,021         23,021           --            --             --
                                                            -----------    -----------    -----------   -----------    -----------
  Total current liabilities .............................       47,150        149,857           --            --             --

Other long-term liabilities .............................         --            3,274           --            --             --
Long-term debt (3) ......................................      741,813        741,813           --            --             --
Long-term subordinated loans
 payable to Principal Stockholder .......................         --           31,123           --            --             --
                                                            -----------    -----------    -----------   -----------    -----------
                                                               788,963        926,067          --             --
                                                            -----------    -----------    -----------   -----------    -----------
Redeemable Preferred Interest in Venetian ...............         --          188,778           --            --             --
                                                            -----------    -----------    -----------   -----------    -----------
Stockholders' equity (deficit) ..........................      (10,991)       (72,734)             4             4           --
                                                            -----------    -----------    -----------   -----------    -----------
                                                            $  777,972     $1,042,111     $        4    $        4     $     --
                                                            ===========    ===========    ===========   ===========    ===========

----------------
(1)  The Mall II Subsidiary  was not formed until May 31, 2002, in  preparation  for the  Refinancing  Transactions.  The assets and liabilities of Mall  Construction,  a guarantor  subsidiary,  were transferred to Grand Canal Shops Mall, LLC, a non- guarantor subsidiary,  upon substantial  completion of the Casino Resort on November 12, 1999, and  subsequently  transferred to the Mall
     Subsidiary  on December 20, 1999.  As a result,  neither Mall  Construction  nor Grand Canal Shops Mall,  LLC had any assets or liabilities as of December 31, 2001.
(2)  Land with a historical  cost basis of $29.2 million was transferred  from Venetian,  a co-obligor of the Notes, to the Phase II
     Subsidiary,  a non-guarantor  subsidiary,  in October 1998 and land with a value of $11.8 million was indirectly contributed by the Principal Stockholder during December 1999.
(3)  As more fully described in Note 4 Long-Term  Debt, LVSI and Venetian are co-obligors of certain of the Company's  indebtedness.
     Accordingly, such indebtedness has been presented as an obligation of both entities in the above balance sheets.


LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 7 Summarized Financial Information (continued)



                                                CONDENSED BALANCE SHEETS (continued)
                                                          December 31, 2001



                                                                      NON-GUARANTOR SUBSIDIARIES
                                                                  --------------------------------
                                                                  Grand Canal      Other Non-       Consolidating/
                                                                  Shops II         Guarantor        Eliminating
                                                                  LLC (1)          Subsidiaries (2) Entries          Total
                                                                  --------------   ---------------  ---------------  --------------
Cash and cash equivalents ...................................     $     6,650      $     3,105      $      --        $    54,936
Restricted cash and investments .............................           1,118             --               --              2,646
Intercompany receivable .....................................            --              1,508           (8,280)            --
Accounts receivable, net ....................................           1,436             --               --             57,092
Inventories .................................................            --               --               --              4,747
Prepaid expenses ............................................             363             --               --              3,862
                                                                  -----------      -----------      -----------      -----------
  Total current assets ......................................           9,567            4,613           (8,280)         123,283

Property and equipment, net .................................         136,167           81,901             --          1,096,307
Investment in Subsidiaries ..................................            --               --           (778,757)            --
Deferred offering costs, net ................................           1,903              836             --             18,989
Other assets, net ...........................................           3,745             --               --             33,207
                                                                  -----------      -----------      -----------      -----------
                                                                  $   151,382      $    87,350      $  (787,037)     $ 1,271,786
                                                                  ===========      ===========      ===========      ===========
Accounts payable ............................................     $       368      $      --        $      --        $    36,353
Construction payable ........................................            --              3,160             --             26,115
Construction payable-contested ..............................            --               --               --              7,232
Intercompany payables .......................................             935             --             (8,280)            --
Accrued interest payable ....................................             872               11             --             10,008
Other accrued liabilities ...................................           1,647               65             --             70,035
Current maturities of long-term debt (3) ....................         105,000            1,092          (23,021)         129,113
                                                                  -----------      -----------      -----------      -----------
  Total current liabilities .................................         108,822            4,328          (31,301)         278,856

Other long-term liabilities .................................            --               --               --              3,274
Long-term debt (3) ..........................................            --              3,933         (741,813)         745,746
Long-term subordinated loans
 payable to Principal Stockholder ...........................          35,000             --               --             66,123
                                                                  -----------      -----------      -----------      -----------
                                                                      143,822            8,261         (773,114)       1,093,999

                                                                  -----------      -----------      -----------      -----------
Redeemable Preferred Interest in Venetian ...................            --               --               --            188,778
                                                                  -----------      -----------      -----------      -----------
Stockholders' equity (deficit) ..............................           7,560           79,089          (13,923)         (10,991)
                                                                  -----------      -----------      -----------      -----------
                                                                  $   151,382      $    87,350      $  (787,037)     $ 1,271,786
                                                                  ===========      ===========      ===========      ===========

----------------
(1)  The Mall II Subsidiary  was not formed until May 31, 2002, in  preparation  for the  Refinancing  Transactions.  The assets and liabilities of Mall  Construction,  a guarantor  subsidiary,  were transferred to Grand Canal Shops Mall, LLC, a non- guarantor subsidiary,  upon substantial  completion of the Casino Resort on November 12, 1999, and  subsequently  transferred to the Mall
     Subsidiary  on December 20, 1999.  As a result,  neither Mall  Construction  nor Grand Canal Shops Mall,  LLC had any assets or liabilities as of December 31, 2001.
(2)  Land with a historical  cost basis of $29.2 million was transferred  from Venetian,  a co-obligor of the Notes, to the Phase II
     Subsidiary,  a non-guarantor  subsidiary,  in October 1998 and land with a value of $11.8 million was indirectly contributed by the Principal Stockholder during December 1999.
(3)  As more fully described in Note 4 Long-Term  Debt, LVSI and Venetian are co-obligors of certain of the Company's  indebtedness.
     Accordingly, such indebtedness has been presented as an obligation of both entities in the above balance sheets.


LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 7 Summarized Financial Information (continued)


                                                  CONDENSED STATEMENT OF OPERATIONS
                                              For the three months ended June 30, 2002


                                                                                                      GUARANTOR SUBSIDIARIES
                                                                                            ---------------------------------------
                                                                                            Lido         Mall           Venetian
                                                                            Venetian        Intermediate Intermediate   Venture
                                                             Las Vegas      Casino          Holding      Holding        Development
                                                             Sands, Inc.    Resort LLC      Company LLC  Company LLC    LLC
                                                             -------------- -----------     ------------ ------------   -----------
Revenues:
  Casino ................................................    $    46,820    $      --       $      --    $      --      $      --
  Room ..................................................           --           52,635            --           --             --
  Food and beverage .....................................           --           17,654            --           --             --
  Casino rental revenues from LVSI ......................           --           10,969            --           --             --
  Retail and other ......................................          1,420          8,622            --           --             --
                                                             -----------    -----------     -----------  -----------    -----------
  Total revenues ........................................         48,240         89,880            --           --             --
Less promotional allowances .............................           --           (1,015)           --           --             --
                                                             -----------    -----------     -----------  -----------    -----------
  Net revenues ..........................................         48,240         88,865            --           --             --
                                                             -----------    -----------     -----------  -----------    -----------
Operating expenses:
  Casino ................................................         39,798           --              --           --             --
  Rooms .................................................           --           14,496            --           --             --
  Food and beverage .....................................           --           10,670            --           --             --
  Retail and other ......................................           --            4,715            --           --             --
  Provision for doubtful accounts .......................          2,839          2,100            --           --             --
  General and administrative ............................            673         21,872            --           --             --
  Corporate expense .....................................          1,938            976            --           --             --
  Rental expense ........................................            252          2,350            --           --             --
  Pre-opening and developmental expense .................           --                5            --           --            1,401
  Depreciation and amortization .........................           --            9,794            --           --             --
                                                             -----------    -----------     -----------  -----------    -----------
                                                                  45,500         66,978            --           --            1,401
                                                             -----------    -----------     -----------  -----------    -----------
Operating income (loss) .................................          2,740         21,887            --           --           (1,401)
Other income (expense):                                      -----------    -----------     -----------  -----------    -----------
    Interest income .....................................             44            414            --           --             --
    Interest expense, net of amounts capitalized ........            (15)       (25,759)           --           --             --
    Interest expense on indebtedness to
      Principal Stockholder .............................           --             (805)           --           --             --
    Other income (expense) ..............................           --             (307)           --           --             --
    Loss on early retirement of debt ....................           --          (41,236)           --           --             --
    Income (loss) from equity investment in
      Grand Canal Shops II...............................            (12)          (376)           --           --             --
    Income (loss) from equity investment in VCR
      and subsidiaries ..................................        (52,611)          (765)           --           --             --
                                                             -----------    -----------     -----------  -----------    -----------
Income (loss) before preferred return ...................        (49,854)       (46,947)           --           --           (1,401)

Preferred return on Redeemable Preferred
    Interest in Venetian ................................           --           (5,664)           --           --             --
                                                             -----------    -----------     -----------  -----------    -----------
Net income (loss)                                            $   (49,854)   $   (52,611)    $      --    $      --      $    (1,401)
                                                             ===========    ===========     ===========  ===========    ===========

----------------
(1)  The Mall II Subsidiary  was not formed until May 31, 2002, in  preparation  for the  Refinancing  Transactions.  The assets and liabilities of Mall  Construction,  a guarantor  subsidiary,  were transferred to Grand Canal Shops Mall, LLC, a non- guarantor subsidiary,  upon  substantial  completion  of the Casino  Resort on November 12, 1999,  subsequently  transferred  to the Mall
     Subsidiary on December 20, 1999 and, in connection with the Refinancing Transactions,  transferred to the Mall II Subsidiary on
     June 4, 2002. As a result,  Mall Construction,  Grand Canal Shops Mall, LLC and the Mall Subsidiary had no revenues or expenses as of June 30, 2002.


LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 7 Summarized Financial Information (continued)

                                            CONDENSED STATEMENT OF OPERATIONS (continued)
                                              For the three months ended June 30, 2002


                                                                      NON-GUARANTOR SUBSIDIARIES
                                                                  --------------------------------
                                                                  Grand Canal      Other Non-       Consolidating/
                                                                  Shops II         Guarantor        Eliminating
                                                                  LLC (1)          Subsidiaries     Entries          Total
                                                                  --------------   ---------------  ---------------  --------------
  Casino ....................................................     $         --     $         --     $       --       $    46,820
  Room ......................................................               --               --             --            52,635
  Food and beverage .........................................               --               --             --            17,654
  Casino rental revenues from LVSI ..........................               --               --          (10,969)          --
  Retail and other ..........................................              9,025            1,333         (1,714)         18,686
                                                                  --------------   --------------   ------------     -----------
  Total revenues ............................................              9,025            1,333        (12,683)        135,795
Less promotional allowances .................................               --               --           (6,615)         (7,630)
                                                                  --------------   --------------   ------------     -----------
  Net revenues ..............................................              9,025            1,333        (19,298)        128,165
                                                                  --------------   --------------   ------------     -----------
Operating expenses:
  Casino ....................................................               --               --          (14,629)         25,169
  Rooms .....................................................               --               --             (904)         13,592
  Food and beverage .........................................               --               --           (1,921)          8,749
  Retail and other ..........................................              3,522             --             (375)          7,862
  Provision for doubtful accounts ...........................               --               --               --           4,939
  General and administrative ................................                516             --             (136)         22,925
  Corporate expense .........................................               --               --               --           2,914
  Rental expense ............................................                606             --           (1,333)          1,875
  Pre-opening and developmental expense .....................               --               --               --           1,406
  Depreciation and amortization .............................              1,170             --               --          10,964
                                                                  --------------   --------------   ------------     -----------
                                                                           5,814             --          (19,298)        100,395
                                                                  --------------   --------------   ------------     -----------
Operating income (loss) .....................................              3,211            1,333           --            27,770
Other income (expense):                                           --------------   --------------   ------------     -----------
    Interest income .........................................                 11             --               --             469
    Interest expense, net of amounts capitalized ............             (1,719)            (190)            --         (27,683)
    Interest expense on indebtedness to
      Principal Stockholder .................................               (871)            --               --          (1,676)
    Other income (expense) ..................................               --               --               --            (307)
    Loss on early retirement of debt ........................             (1,020)            (507)            --         (42,763)
    Income (loss) from equity investment in
      Grand Canal Shops II ..................................               --               --              388             --
    Income (loss) from equity investment in VCR
      and subsidiaries ......................................               --               --           53,376             --
                                                                  --------------   --------------   ------------     -----------
Income (loss) before preferred return .......................               (388)             636         53,764        (44,190)

Preferred return on Redeemable Preferred
    Interest in Venetian ....................................               --               --               --          (5,664)
                                                                  --------------   --------------   ------------     -----------
Net income (loss)
  ...........................................................     $         (388)  $        636     $     53,764     $   (49,854)
                                                                  ==============   ==============   ============     ===========

----------------
(1)  The Mall II Subsidiary  was not formed until May 31, 2002, in  preparation  for the  Refinancing  Transactions.  The assets and liabilities of Mall  Construction,  a guarantor  subsidiary,  were transferred to Grand Canal Shops Mall, LLC, a non- guarantor subsidiary,  upon  substantial  completion  of the Casino  Resort on November 12, 1999,  subsequently  transferred  to the Mall
     Subsidiary on December 20, 1999 and, in connection with the Refinancing Transactions,  transferred to the Mall II Subsidiary on
     June 4, 2002. As a result,  Mall Construction,  Grand Canal Shops Mall, LLC and the Mall Subsidiary had no revenues or expenses as of June 30, 2002.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 7 Summarized Financial Information (continued)



                                                  CONDENSED STATEMENT OF OPERATIONS
                                              For the three months ended June 30, 2001


                                                                                                    GUARANTOR SUBSIDIARIES
                                                                                          ---------------------------------------
                                                                                          Lido         Mall           Venetian
                                                                           Venetian       Intermediate Intermediate   Venture
                                                            Las Vegas      Casino         Holding      Holding        Development
                                                            Sands, Inc.    Resort LLC     Company LLC  Company LLC    LLC
                                                            -------------- -----------    ------------ ------------   -----------
Revenues:
  Casino ................................................   $    54,265    $      --      $      --     $      --     $      --
  Room ..................................................          --           56,428           --            --            --
  Food and beverage .....................................          --           18,528           --            --            --
  Casino rental revenue from LVSI .......................          --           11,488           --            --            --
  Retail and other ......................................           152          8,758           --            --            --
                                                            -----------    -----------    -----------   -----------   -----------
  Total revenues ........................................        54,417         95,202           --            --            --
Less promotional allowances .............................          --           (1,446)          --            --            --
                                                            -----------    -----------    -----------   -----------   -----------
  Net revenues ..........................................        54,417         93,756           --            --            --
                                                            -----------    -----------    -----------   -----------   -----------
Operating expenses:
  Casino ................................................        52,500           --             --            --            --
  Rooms .................................................          --           14,775           --            --            --
  Food and beverage .....................................          --           11,019           --            --            --
  Retail and other ......................................          --            4,867           --            --            --
  Provision for doubtful accounts .......................         5,171           --             --            --            --
  General and administrative ............................           391         22,774           --            --            --
  Corporate expense .....................................         1,057          1,033           --            --            --
  Rental expense ........................................            86          1,398           --            --            --
  Depreciation and amortization .........................          --            9,144           --            --            --
                                                            -----------    -----------    -----------   -----------   -----------
                                                                 59,205         65,010           --            --
                                                            -----------    -----------    -----------   -----------   -----------
Operating income (loss) .................................        (4,788)        28,746           --            --            --
Other income (expense):                                     -----------    -----------    -----------   -----------   -----------
    Interest income .....................................           176            178           --            --            --
    Interest expense, net of amounts capitalized ........          --          (22,465)          --            --            --
    Interest expense on indebtedness to
      Principal Stockholder .............................          --           (1,010)          --            --            --
    Income (loss) from equity investment in
      Grand Canal Shops II ..............................           (13)          (410)          --            --            --
    Income (loss) from equity investment in VCR
      and subsidiaries ..................................            (1)          --             --            --            --
                                                            -----------    -----------    -----------   -----------   -----------
Income (loss) before preferred return ...................        (4,626)         5,039           --            --            --

Preferred return on Redeemable Preferred
    Interest in Venetian ................................          --           (5,040)          --            --            --
                                                            -----------    -----------    -----------   -----------   -----------
Net loss ................................................   $    (4,626)   $        (1)   $      --     $      --     $      --
                                                            ===========    ===========    ===========   ===========   ===========

----------------
(1)  The Mall II Subsidiary  was not formed until May 31, 2002, in  preparation  for the  Refinancing  Transactions.  The assets and liabilities of Mall  Construction,  a guarantor  subsidiary,  were transferred to Grand Canal Shops Mall, LLC, a non- guarantor subsidiary,  upon substantial  completion of the Casino Resort on November 12, 1999, and  subsequently  transferred to the Mall
     Subsidiary on December 20, 1999. As a result,  neither Mall  Construction  nor Grand Canal Shops Mall,  LLC had any revenues or expenses as of June 30, 2001.


LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 7 Summarized Financial Information (continued)


                                            CONDENSED STATEMENT OF OPERATIONS (continued)
                                              For the three months ended June 30, 2001


                                                                    NON-GUARANTOR SUBSIDIARIES
                                                                --------------------------------
                                                                Grand Canal    Other Non-       Consolidating/
                                                                Shops II       Guarantor        Eliminating
                                                                LLC (1)        Subsidiaries     Entries          Total
                                                                -------------- ---------------  ---------------  --------------
Revenues:
  Casino ....................................................   $      --      $      --         $      --       $    54,265
  Room ......................................................          --             --                --            56,428
  Food and beverage .........................................          --             --                --            18,528
  Casino rental revenue from LVSI ...........................          --             --             (11,488)           --
  Retail and other ..........................................         8,792           --                (256)         17,446
                                                                -----------    -----------       -----------     -----------
  Total revenues ............................................         8,792           --             (11,744)        146,667
Less promotional allowances .................................          --             --              (8,212)         (9,658)
                                                                -----------    -----------       -----------     -----------
  Net revenues ..............................................         8,792           --             (19,956)        137,009
                                                                -----------    -----------       -----------     -----------
Operating expenses:
  Casino ....................................................          --             --             (16,342)         36,158
  Rooms .....................................................          --             --              (1,090)         13,685
  Food and beverage .........................................          --             --              (2,078)          8,941
  Retail and other ..........................................         3,196           --                (230)          7,833
  Provision for doubtful accounts ...........................          --             --                --             5,171
  General and administrative ................................           466           --                (216)         23,415
  Corporate expense .........................................          --             --                --             2,090
  Rental expense ............................................           538           --                --             2,022
  Depreciation and amortization .............................         1,161           --                --            10,305
                                                                -----------    -----------       -----------     -----------
                                                                      5,361           --             (19,956)        109,620
                                                                -----------    -----------       -----------     -----------

Operating income (loss) .....................................         3,431           --                --            27,389
Other income (expense):                                         -----------    -----------       -----------     -----------
    Interest income .........................................            34           --                --               388
    Interest expense, net of amounts capitalized ............        (2,649)          --                --           (25,114)
    Interest expense on indebtedness to
      Principal Stockholder .................................        (1,239)          --                --            (2,249)
    Income (loss) from equity investment in
      Grand Canal Shops II ..................................          --             --                 423            --
    Income (loss) from equity investment in VCR
     and subsidiaries .......................................          --             --                   1            --
                                                                -----------    -----------       -----------     -----------
Income (loss) before preferred return .......................          (423)          --                 424             414

Preferred return on Redeemable Preferred
    Interest in Venetian ....................................          --             --                --            (5,040)
                                                                -----------    -----------       -----------     -----------
Net loss ....................................................   $      (423)   $      --         $       424     $    (4,626)
                                                                ===========    ===========       ===========     ===========

----------------
(1)  The Mall II Subsidiary  was not formed until May 31, 2002, in  preparation  for the  Refinancing  Transactions.  The assets and liabilities of Mall  Construction,  a guarantor  subsidiary,  were transferred to Grand Canal Shops Mall, LLC, a non- guarantor subsidiary,  upon substantial  completion of the Casino Resort on November 12, 1999, and  subsequently  transferred to the Mall
     Subsidiary on December 20, 1999. As a result,  neither Mall  Construction  nor Grand Canal Shops Mall,  LLC had any revenues or expenses as of June 30, 2001.


LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)


Note 7 Summarized Financial Information (continued)



                                                  CONDENSED STATEMENT OF OPERATIONS
                                               For the six months ended June 30, 2002



                                                                                                  GUARANTOR SUBSIDIARIES
                                                                                        ---------------------------------------
                                                                                        Lido         Mall           Venetian
                                                                         Venetian       Intermediate Intermediate   Venture
                                                          Las Vegas      Casino         Holding      Holding        Development
                                                          Sands, Inc.    Resort LLC     Company LLC  Company LLC    LLC
                                                          -------------- -----------    ------------ ------------   -----------
Revenues:
  Casino ..............................................   $    97,293      $      --      $      --     $      --      $      --
  Room ................................................          --            109,013           --            --             --
  Food and beverage ...................................          --             39,533           --            --             --
  Casino rental revenues from LVSI ....................          --             22,531           --            --             --
  Retail and other ....................................         1,569           16,971           --            --             --
                                                          -----------      -----------    -----------   -----------    -----------
  Total revenues ......................................        98,862          188,048           --            --             --
Less promotional allowances ...........................          --             (1,765)          --            --             --
                                                          -----------      -----------    -----------   -----------    -----------
  Net revenues ........................................        98,862          186,283           --            --             --
                                                          -----------      -----------    -----------   -----------    -----------
Operating expenses:
  Casino ..............................................        86,042             --             --            --             --
  Rooms ...............................................          --             28,695           --            --             --
  Food and beverage ...................................          --             22,656           --            --             --
  Retail and other ....................................          --              9,036           --            --             --
  Provision for doubtful accounts .....................         5,124            3,150           --            --             --
  General and administrative ..........................         1,420           42,369           --            --             --
  Corporate expense ...................................         2,937            1,886           --            --             --
  Rental expense ......................................           462            5,306           --            --             --
  Pre-opening and developmental expense ...............          --                  5           --            --            2,066
  Depreciation and amortization .......................          --             19,604           --            --             --
                                                          -----------      -----------    -----------   -----------    -----------
                                                               95,985          132,707           --            --            2,066
                                                          -----------      -----------    -----------   -----------    -----------
Operating income (loss) ...............................         2,877           53,576           --            --           (2,066)
                                                          -----------      -----------    -----------   -----------    -----------
Other income (expense):
    Interest income ...................................           160              462           --            --             --
    Interest expense, net of amounts capitalized ......           (17)         (47,867)          --            --             --
    Interest expense on indebtedness
     to Principal Stockholder .........................          --             (1,914)          --            --             --
    Other income (expense) ............................          --                363           --            --             --
    Loss on early retirement of debt ..................          --            (41,236)          --            --             --
    Income (loss) from equity investment in
     Grand Canal Shops II .............................            (2)             (65)          --            --             --
    Income (loss) from equity investment in VCR
     and subsidiaries .................................       (47,784)             224           --            --             --
                                                          -----------      -----------    -----------   -----------    -----------
Income (loss) before preferred return .................       (44,766)         (36,457)          --            --           (2,066)

Preferred return on Redeemable Preferred
    Interest in Venetian ..............................          --            (11,327)          --            --             --
                                                          -----------      -----------    -----------   -----------    -----------
Net income (loss)                                         $   (44,766)     $   (47,784)   $      --     $      --      $    (2,066)
                                                          ===========      ===========    ===========   ===========    ===========

----------------
(1)  The Mall II Subsidiary  was not formed until May 31, 2002, in  preparation  for the  Refinancing  Transactions.  The assets and liabilities of Mall  Construction,  a guarantor  subsidiary,  were transferred to Grand Canal Shops Mall, LLC, a non- guarantor subsidiary,  upon  substantial  completion  of the Casino  Resort on November 12, 1999,  subsequently  transferred  to the Mall
     Subsidiary on December 20, 1999 and, in connection with the Refinancing Transactions,  transferred to the Mall II Subsidiary on
     June 4, 2002. As a result,  Mall Construction,  Grand Canal Shops Mall, LLC and the Mall Subsidiary had no revenues or expenses as of June 30, 2002.


LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)


Note 7 Summarized Financial Information (continued)



                                            CONDENSED STATEMENT OF OPERATIONS (continued)
                                               For the six months ended June 30, 2002



                                                                  NON-GUARANTOR SUBSIDIARIES
                                                                -------------------------------
                                                                Grand Canal     Other Non-       Consolidating/
                                                                Shops II        Guarantor        Eliminating
                                                                LLC (1)         Subsidiaries     Entries          Total
                                                                --------------  ---------------  ---------------  --------------
Revenues:
  Casino ....................................................   $    --         $    --          $       --       $    97,293
  Room ......................................................        --              --                  --           109,013
  Food and beverage .........................................        --              --                  --            39,533
  Casino rental revenues from LVSI ..........................        --              --              (22,531)            --
  Retail and other ..........................................       17,619          3,333             (4,045)          35,447
                                                                ----------      ---------        -----------      -----------
  Total revenues ............................................       17,619          3,333            (26,576)         281,286
Less promotional allowances .................................         --             --              (14,923)         (16,688)
                                                                ----------      ---------        -----------      -----------
  Net revenues ..............................................       17,619          3,333            (41,499)         264,598
                                                                ----------      ---------        -----------      -----------
Operating expenses:
  Casino ....................................................        --              --              (31,178)          54,864
  Rooms .....................................................        --              --               (2,069)          26,626
  Food and beverage .........................................        --              --               (3,936)          18,720
  Retail and other ..........................................        6,631           --                 (703)          14,964
  Provision for doubtful accounts ...........................        --              --                  --             8,274
  General and administrative ................................        883             --                (280)           44,392
  Corporate expense .........................................        --              --                  --             4,823
  Rental expense ............................................        1,094           --               (3,333)           3,529
  Pre-opening and developmental expense .....................        --              --                  --             2,071
  Depreciation and amortization .............................        2,345           --                  --            21,949
                                                                ----------      ---------        -----------      -----------
                                                                    10,953           --              (41,499)         200,212
                                                                ----------      ---------        -----------      -----------
Operating income (loss) .....................................        6,666          3,333                --            64,386
Other income (expense):                                         ----------      ---------        -----------      -----------
    Interest income .........................................           28           --                  --               650
    Interest expense, net of amounts capitalized ............       (3,645)          (536)               --           (52,065)
    Interest expense on indebtedness
     to Principal Stockholder ...............................       (2,096)          --                  --            (4,010)
    Other income (expense) ..................................         --             --                  --               363
    Loss on early retirement of debt ........................       (1,020)          (507)               --           (42,763)
   Income (loss) from equity investment in
     Grand Canal Shops II ...................................         --             --                   67             --
   Income (loss) from equity investment in VCR
    and subsidiaries ........................................         --             --               47,560             --
                                                                ----------      ---------        -----------      -----------
Income (loss) before preferred return .......................          (67)         2,290             47,627          (33,439)

Preferred return on Redeemable Preferred
    Interest in Venetian ....................................         --             --                --             (11,327)

Net income (loss)                                               ----------      ---------        -----------      -----------
                                                                $      (67)     $   2,290        $    47,627      $   (44,766)
                                                                ==========      =========        ===========      ===========

----------------
(1)  The Mall II Subsidiary  was not formed until May 31, 2002, in  preparation  for the  Refinancing  Transactions.  The assets and liabilities of Mall  Construction,  a guarantor  subsidiary,  were transferred to Grand Canal Shops Mall, LLC, a non- guarantor subsidiary,  upon  substantial  completion  of the Casino  Resort on November 12, 1999,  subsequently  transferred  to the Mall
     Subsidiary on December 20, 1999 and, in connection with the Refinancing Transactions,  transferred to the Mall II Subsidiary on
     June 4, 2002. As a result,  Mall Construction,  Grand Canal Shops Mall, LLC and the Mall Subsidiary had no revenues or expenses as of June 30, 2002.


LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)


Note 7 Summarized Financial Information (continued)



                                                  CONDENSED STATEMENT OF OPERATIONS
                                               For the six months ended June 30, 2001



                                                                                                    GUARANTOR SUBSIDIARIES
                                                                                          --------------------------------------
                                                                                          Lido           Mall           Venetian
                                                                           Venetian       Intermediate   Intermediate   Venture
                                                           Las Vegas       Casino         Holding        Holding        Development
                                                           Sands, Inc.     Resort LLC     Company LLC    Company LLC    LLC
                                                           --------------  -----------    ------------   ------------   -----------
Revenues:
  Casino ...............................................   $   112,741     $      --      $      --      $      --      $      --
  Room .................................................          --           116,014           --             --             --
  Food and beverage ....................................          --            37,357           --             --             --
  Casino rental revenue from LVSI ......................          --            22,847           --             --             --
  Retail and other .....................................           441          18,001           --             --             --
                                                           -----------     -----------    -----------    -----------    -----------
  Total revenue ........................................       113,182         194,219           --             --             --
Less promotional allowances ............................          --            (2,708)          --             --             --
                                                           -----------     -----------    -----------    -----------    -----------
  Net revenues .........................................       113,182         191,511           --             --             --
                                                           -----------     -----------    -----------    -----------    -----------
Operating expenses:
  Casino ...............................................       110,624            --             --             --             --
  Rooms ................................................          --            29,437           --             --             --
  Food and beverage ....................................          --            21,803           --             --             --
  Retail and other .....................................          --             9,571           --             --             --
  Provision for doubtful accounts ......................         8,889            --             --             --             --
  General and administrative ...........................         1,372          43,752           --             --             --
  Corporate expense ....................................         2,082           1,896           --             --             --
  Rental expense .......................................           279           2,850           --             --             --
  Depreciation and amortization ........................          --            18,054           --             --             --
                                                           -----------     -----------    -----------    -----------    -----------
                                                              123,246          127,363           --             --             --
                                                           -----------     -----------    -----------    -----------    -----------
Operating income (loss) ................................      (10,064)          64,148           --             --             --
Other income (expense):                                    -----------     -----------    -----------    -----------    -----------
    Interest income ....................................           387             349           --             --             --
    Interest expense, net of amounts capitalized .......          --           (46,247)          --             --             --
    Interest expense on indebtedness to
     Principal Stockholder .............................          --            (1,974)          --             --             --
    Income (loss) from equity investment in
     Grand Canal Shops II ..............................           (45)         (1,461)          --             --             --
    Income (loss) from equity investment in VCR
     and subsidiaries ..................................         4,735            --             --             --             --
                                                           -----------     -----------    -----------    -----------    -----------
Income (loss) before preferred return ..................        (4,987)         14,815           --             --             --

Preferred return on Redeemable Preferred
    Interest in Venetian ...............................          --           (10,080)          --             --             --
                                                           -----------     -----------    -----------    -----------    -----------
Net loss ...............................................   $    (4,987)    $     4,735    $      --      $      --      $      --
                                                           ===========     ===========    ===========    ===========    ===========

----------------
(1)  The Mall II Subsidiary  was not formed until May 31, 2002, in  preparation  for the  Refinancing  Transactions.  The assets and liabilities of Mall  Construction,  a guarantor  subsidiary,  were transferred to Grand Canal Shops Mall, LLC, a non- guarantor subsidiary,  upon substantial  completion of the Casino Resort on November 12, 1999, and  subsequently  transferred to the Mall
     Subsidiary on December 20, 1999. As a result,  neither Mall  Construction  nor Grand Canal Shops Mall,  LLC had any revenues or expenses as of June 30, 2001.


LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)


Note 7 Summarized Financial Information (continued)



                                            CONDENSED STATEMENT OF OPERATIONS (continued)
                                               For the six months ended June 30, 2001


                                                                  NON-GUARANTOR SUBSIDIARIES
                                                                -------------------------------
                                                                Grand Canal     Other Non-       Consolidating/
                                                                Shops II        Guarantor        Eliminating
                                                                LLC (1)         Subsidiaries     Entries          Total
                                                                --------------  ---------------  ---------------  --------------
Revenues:
  Casino ....................................................   $      --       $      --        $      --        $   112,741
  Room ......................................................          --              --               --            116,014
  Food and beverage .........................................          --              --               --             37,357
  Casino rental revenue from LVSI ...........................          --              --            (22,847)            --
  Retail and other ..........................................        16,826            --               (538)          34,730
                                                                -----------     -----------      -----------      -----------
  Total revenue .............................................        16,826            --            (23,385)         300,842

Less promotional allowances .................................          --              --            (19,236)         (21,944)
                                                                -----------     -----------      -----------      -----------
  Net revenues ..............................................        16,826            --            (42,621)         278,898
                                                                -----------     -----------      -----------      -----------
Operating expenses:
  Casino ....................................................          --              --            (34,468)          76,156
  Rooms .....................................................          --              --             (2,581)          26,856
  Food and beverage .........................................          --              --             (4,555)          17,248
  Retail and other ..........................................         5,944            --               (484)          15,031
  Provision for doubtful accounts ...........................          --              --               --              8,889
  General and administrative ................................           835            --               (533)          45,426
  Corporate expense .........................................          --              --               --              3,978
  Rental expense ............................................         1,084            --               --              4,213
  Depreciation and amortization .............................         2,457            --               --             20,511
                                                                -----------     -----------      -----------      -----------
                                                                     10,320            --            (42,621)         218,308
                                                                -----------     -----------      -----------      -----------
Operating income (loss) .....................................         6,506            --               --             60,590
Other income (expense):                                         -----------     -----------      -----------      -----------
    Interest income .........................................            70            --               --                806
    Interest expense, net of amounts capitalized ............        (5,618)           --               --            (51,865)
    Interest expense on indebtedness to
     Principal Stockholder ..................................        (2,464)           --               --             (4,438)
    Income (loss) from equity investment in
     Grand Canal Shops II ...................................          --              --              1,506             --
    Income (loss) from equity investment in VCR
     and subsidiaries .......................................          --              --             (4,735)            --
                                                                -----------     -----------      -----------      -----------
Income (loss) before preferred return .......................        (1,506)           --             (3,229)           5,093

Preferred return on Redeemable Preferred
    Interest in Venetian ....................................          --              --               --            (10,080)
                                                                -----------     -----------      -----------      -----------
Net loss ....................................................   $    (1,506)    $      --        $    (3,229)     $    (4,987)
                                                                ===========     ===========      ===========      ===========

----------------
(1)  The Mall II Subsidiary  was not formed until May 31, 2002, in  preparation  for the  Refinancing  Transactions.  The assets and liabilities of Mall  Construction,  a guarantor  subsidiary,  were transferred to Grand Canal Shops Mall, LLC, a non- guarantor subsidiary,  upon substantial  completion of the Casino Resort on November 12, 1999, and  subsequently  transferred to the Mall
     Subsidiary on December 20, 1999. As a result,  neither Mall  Construction  nor Grand Canal Shops Mall,  LLC had any revenues or expenses as of June 30, 2001.


LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 7 Summarized Financial Information (continued)


                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                               For the six months ended June 30, 2002


                                                                                                     GUARANTOR SUBSIDIARIES
                                                                                           --------------------------------------
                                                                                           Lido           Mall          Venetian
                                                                             Venetian      Intermediate   Intermediate  Venture
                                                               Las Vegas     Casino        Holding        Holding       Development
                                                               Sands, Inc.   Resort LLC    Company LLC    Company LLC   LLC
                                                               -------------------------   ------------   ------------  -----------
Net cash provided by (used in) operating activities .........  $     3,250   $     7,552   $       --     $     --      $    (2,066)
                                                               -----------   -----------   ------------   -----------   -----------
Cash flows from investing activities:
  Increase in restricted cash ($185.0 million for
    Phase IA construction and $116.9 million for
    debt defeasance on July 5, 2002).........................         --        (302,796)          --           --             --
  Capital expenditures ......................................         --         (31,977)          --           --             --
  Dividend from Grand Canal Shops II LLC ....................         --          21,590           --           --             --
  Capital contributions to subsidiaries .....................         --         (40,974)          --           --             --
                                                               -----------   -----------   ------------   -----------   -----------
Net cash used in investing activities .......................         --        (354,157)          --           --             --
                                                               -----------   -----------   ------------   -----------   -----------
Cash flows from financing activities:
  Dividend to Venetian Casino Resort LLC ....................         --            --             --           --             --
  Capital contribution from Venetian Casino Resort, LLC .....         --            --             --           --           2,066
  Repayments on 12 1/4% mortgage notes ......................         --        (316,558)          --           --             --
  Proceeds from 11% mortgage notes ..........................         --         850,000           --           --             --
  Repayments on senior subordinated notes ...................         --         (95,690)          --           --             --
  Proceeds from secured mall facility .......................         --            --             --           --             --
  Repayments on mall-tranche A take-out loan ................         --            --             --           --             --
  Repayments on mall-tranche B take-out loan ................         --            --             --           --             --
  Repayments on completion guaranty loan ....................         --         (31,124)          --           --             --
  Proceeds from senior secured credit facility-term B .......         --         250,000           --           --             --
  Repayments on bank credit facility-term ...................         --        (151,986)          --           --             --
  Repayments on bank credit facility-revolver ...............         --         (61,000)          --           --             --
  Proceeds from bank credit facility-revolver ...............         --          21,000           --           --             --
  Repayments on FF&E credit facility ........................         --         (53,735)          --           --             --
  Repayments on Phase II Subidiary credit facility ..........         --            --             --           --             --
  Repayments on Phase II Subidiary unsecured bank loan ......         --            --             --           --             --
  Repurchase premiums incurred in
   connection with refinancing transctions ..................         --         (26,691)          --           --             --
  Payments of deferred offering costs .......................         --         (36,820)          --           --             --
  Net increase (decrease) in intercompany accounts ..........       (9,969)        7,897           --           --             --
                                                               -----------   -----------   ------------   -----------   -----------
Net cash provided by (used in) financing activities .........       (9,969)      355,293           --           --           2,066
                                                               -----------   -----------   ------------   -----------   -----------
Increase (decrease) in cash and cash equivalents ............       (6,719)        8,688           --           --             --
Cash and cash equivalents at beginning of period ............       37,367         7,806              4             4          --
                                                               -----------   -----------   ------------   -----------   -----------
Cash and cash equivalents at end of period ..................  $    30,648   $    16,494   $          4   $         4   $      --
                                                               ===========   ===========   ============   ===========   ===========


----------------
(1)  The Mall II Subsidiary  was not formed until May 31, 2002, in  preparation  for the  Refinancing  Transactions.  The assets and liabilities of Mall  Construction,  a guarantor  subsidiary,  were transferred to Grand Canal Shops Mall, LLC, a non- guarantor subsidiary,  upon substantial  completion of the Casino Resort on November 12, 1999, and  subsequently  transferred to the Mall
     Subsidiary on December 20, 1999 and, in connection with the Refinancing Transactions,  transferred to the Mall II Subsidiary on
     June 4, 2002. As a result, Mall Construction,  Grand Canal Shops Mall, LLC and the Mall Subsidiary had no cash flows as of June
     30, 2002.


LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 7 Summarized Financial Information (continued)


                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                               For the six months ended June 30, 2002


                                                                  NON-GUARANTOR SUBSIDIARIES
                                                                -------------------------------
                                                                Grand Canal     Other Non-          Consolidating/
                                                                Shops II        Guarantor           Eliminating
                                                                LLC (1)         Subsidiaries        Entries            Total
                                                                --------------  ---------------     ---------------    -------------
Net cash provided by (used in) operating activities .........   $      3,682    $      3,148        $    --            $    15,566
                                                                ------------    ------------        -----------        -----------
Cash flows from investing activities:
  Increase in restricted cash ($185.0 million for
    Phase IA construction and $116.9 million for
    debt defeasance on July 5, 2002).........................           (147)           --               --               (302,943)
  Capital expenditures ......................................            (50)         (3,571)            --                (35,598)
  Dividend from Grand Canal Shops II LLC ....................           --              --            (21,590)                --
  Capital contributions to subsidiaries .....................           --              --             40,974                 --
                                                                ------------    ------------        -----------        -----------
Net cash used in investing activities .......................           (197)         (3,571)          19,384             (338,541)
                                                                ------------    ------------        -----------        -----------
Cash flows from financing activities:
  Dividend to Venetian Casino Resort LLC ....................        (21,590)           --             21,590                 --
  Capital contribution from Venetian Casino Resort, LLC .....         37,864           1,044          (40,974)                --
  Repayments on 12 1/4% mortgage notes ......................           --              --               --               (316,558)
  Proceeds from 11% mortgage notes ..........................           --              --               --                850,000
  Repayments on senior subordinated notes ...................           --              --               --                (95,690)
  Proceeds from secured mall facility .......................        120,000            --               --                120,000
  Repayments on mall-tranche A take-out loan ................       (105,000)           --               --               (105,000)
  Repayments on mall-tranche B take-out loan ................        (35,000)           --               --                (35,000)
  Repayments on completion guaranty loan ....................           --              --               --                (31,124)
  Proceeds from senior secured credit facility-term B .......           --              --               --                250,000
  Repayments on bank credit facility-term ...................           --              --               --               (151,986)
  Repayments on bank credit facility-revolver ...............           --              --               --                (61,000)
  Proceeds from bank credit facility-revolver ...............           --              --               --                 21,000
  Repayments on FF&E credit facility ........................           --              --               --                (53,735)
  Repayments on Phase II Subidiary credit facility ..........           --            (3,933)            --                 (3,933)
  Repayments on Phase II Subidiary unsecured bank loan ......           --            (1,092)            --                 (1,092)
  Repurchase premiums incurred in
   connection with refinancing transctions ..................           --              --               --                (26,691)
  Payments of deferred offering costs .......................         (3,147)             (6)            --                (39,973)
  Net increase (decrease) in intercompany accounts ..........            564           1,508             --                   --
                                                                ------------    ------------        -----------        -----------

Net cash provided by (used in) financing activities .........         (6,309)         (2,479)         (19,384)              319,218
                                                                ------------    ------------        -----------        -----------

Increase (decrease) in cash and cash equivalents ............         (2,824)         (2,902)            --                 (3,757)
Cash and cash equivalents at beginning of period ............          6,650           3,105             --                 54,936
                                                                ------------    ------------        -----------        -----------
Cash and cash equivalents at end of period ..................   $      3,826     $       203        $    --            $    51,179
                                                                ============    ============        ===========        ===========

----------------
(1)  The Mall II Subsidiary  was not formed until May 31, 2002, in  preparation  for the  Refinancing  Transactions.  The assets and liabilities of Mall  Construction,  a guarantor  subsidiary,  were transferred to Grand Canal Shops Mall, LLC, a non- guarantor subsidiary,  upon  substantial  completion  of the Casino  Resort on November 12, 1999,  subsequently  transferred  to the Mall
     Subsidiary on December 20, 1999 and, in connection with the Refinancing Transactions,  transferred to the Mall II Subsidiary on
     June 4, 2002. As a result, Mall Construction,  Grand Canal Shops Mall, LLC and the Mall Subsidiary had no cash flows as of June
     30, 2002.


LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 7 Summarized Financial Information (continued)




                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                               For the six months ended June 30, 2001



                                                                                                 GUARANTOR SUBSIDIARIES
                                                                                       --------------------------------------
                                                                                       Lido           Mall          Venetian
                                                                         Venetian      Intermediate   Intermediate  Venture
                                                           Las Vegas     Casino        Holding        Holding       Development
                                                           Sands, Inc.   Resort LLC    Company LLC    Company LLC   LLC
                                                           -------------------------   ------------   ------------  -----------
Net cash provided by (used in) operating activities .........   $   (19,451)   $    26,140    $      --    $       --    $      --
                                                                -----------    -----------    ------------  -----------  -----------
Cash flows from investing activities:
  Increase in restricted cash ...............................          --              (26)          --            --           --
  Capital expenditures ......................................          --          (20,924)          --            --           --
                                                                -----------    -----------    ------------  -----------  ----------
Net cash used in investing activities .......................          --          (20,950)          --            --           --
                                                                -----------    -----------    ------------  -----------  ----------
Cash flows from financing activities:
  Repayments on bank credit facility-tranche A term loan ....          --           (5,625)          --            --           --
  Repayments on bank credit facility-tranche B term loan ....          --             (250)          --            --           --
  Proceeds from bank credit facility-tranche C term loan ....          --            5,750           --            --           --
  Proceeds from bank credit facility-revolver ...............          --           22,000           --            --           --
  Repayments on FF&E credit facility ........................          --          (10,747)          --            --           --
  Proceeds from Phase II Subsidiary unsecured bank loan .....          --             --             --            --           --
  Payments of deferred offering costs .......................          --             (520)          --            --           --
  Net increase (decrease) in intercompany accounts ..........        11,898        (11,962)          --            --           --
                                                                -----------    -----------    ------------  -----------  ----------
Net cash provided by (used in) financing activities .........        11,898         (1,354)          --            --           --
                                                                -----------    -----------    ------------  -----------  ----------
Increase (decrease) in cash and cash equivalents ............        (7,553)         3,836           --            --           --
Cash and cash equivalents at beginning of period ............        35,332          4,260              4             4         --
                                                                -----------    -----------    ------------  -----------  ----------
Cash and cash equivalents at end of period ..................   $    27,779    $     8,096    $         4   $         4  $      --
                                                                -----------    -----------    ------------  -----------  ----------


----------------
(1)  The Mall II Subsidiary  was not formed until May 31, 2002, in  preparation  for the  Refinancing  Transactions.  The assets and liabilities of Mall  Construction,  a guarantor  subsidiary,  were transferred to Grand Canal Shops Mall, LLC, a non- guarantor subsidiary,  upon substantial  completion of the Casino Resort on November 12, 1999, and  subsequently  transferred to the Mall
     Subsidiary on December 20, 1999. As a result,  neither Mall  Construction nor Grand Canal Shops Mall, LLC had any cash flows as of June 30, 2001.


LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 7 Summarized Financial Information (continued)




                                           CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                               For the six months ended June 30, 2001


                                                                  NON-GUARANTOR SUBSIDIARIES
                                                                -------------------------------
                                                                Grand Canal     Other Non-          Consolidating/
                                                                Shops II        Guarantor           Eliminating
                                                                LLC (1)         Subsidiaries        Entries            Total
                                                                --------------  ---------------     ---------------    -------------


Net cash used in investing activities .......................   $     1,084     $       (9)         $      --          $     7,764
                                                                -----------     -----------         -----------        -----------
Cash flows from investing activities:
  Increase in restricted cash ...............................           (26)            --                 --                  (52)
  Capital expenditures ......................................          (294)          (428)                --              (21,646)
                                                                -----------     -----------         -----------        -----------
Net cash used in investing activities .......................          (320)          (428)                --              (21,698)
                                                                -----------     -----------         -----------        -----------
Cash flows from financing activities:
  Repayments on bank credit facility-tranche A term loan ....          --             --                   --               (5,625)
  Repayments on bank credit facility-tranche B term loan ....          --             --                   --                 (250)
  Proceeds from bank credit facility-tranche C term loan ....          --             --                   --                5,750
  Proceeds from bank credit facility-revolver ...............          --             --                   --               22,000
  Repayments on FF&E credit facility ........................          --             --                   --              (10,747)
  Proceeds from Phase II Subsidiary unsecured bank loan .....          --              792                 --                  792
  Payments of deferred offering costs .......................          --             (300)                --                 (820)
  Net increase (decrease) in intercompany accounts ..........            64           --                   --                 --
                                                                -----------     -----------         -----------        -----------
Net cash provided by (used in) financing activities .........            64            492                 --               11,100
                                                                -----------     -----------         -----------        -----------
Increase (decrease) in cash and cash equivalents ............           828             55                 --               (2,834)
Cash and cash equivalents at beginning of period ............         2,972             34                 --               42,606
                                                                -----------     -----------         -----------        -----------
Cash and cash equivalents at end of period ..................   $     3,800     $       89          $      --          $    39,772
                                                                ===========     ==========          ===========        ===========

----------------
(1)  The Mall II Subsidiary  was not formed until May 31, 2002, in  preparation  for the  Refinancing  Transactions.  The assets and liabilities of Mall  Construction,  a guarantor  subsidiary,  were transferred to Grand Canal Shops Mall, LLC, a non- guarantor subsidiary,  upon substantial  completion of the Casino Resort on November 12, 1999, and  subsequently  transferred to the Mall
     Subsidiary on December 20, 1999. As a result,  neither Mall  Construction nor Grand Canal Shops Mall, LLC had any cash flows as of June 30, 2001.


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

General
-------

         The Company owns and operates the Casino Resort, a large-scale Venetian-themed hotel, casino, retail, meeting and entertainment complex in Las Vegas, Nevada. The Casino Resort includes the first and only all-suites hotel on the Las Vegas Strip (the "Strip") with 3,036 suites; a gaming facility of approximately 116,000 square feet; an enclosed retail, dining and entertainment complex of approximately 475,000 gross leasable square feet; and a meeting and conference facility of approximately 500,000 square feet of convention space. The Company is party to litigation matters and claims related to its operations and construction of the Casino Resort that could have a material adverse effect on the financial position, results of operations or cash flows of the Company to the extent such litigation is not covered by the Insurance Policy. See "Part II-
Item 1 - Legal Proceedings."

         Over the last year, the Company's operating results have been negatively impacted by a decline in tourism following the terrorist attacks of September 11, 2001, an economic downturn as well as an unusually low table games win percentage. Consolidated net revenues for the three months ended June 30, 2002 were $128.2 million, representing a decrease of $8.8 million of consolidated net revenues from the quarter ended June 30, 2001. Despite these negative factors, several of the Company's financial indicators continue to improve, due in large part to: (1) forward hotel room and meeting space bookings from conventions and trade shows at the Casino Resort; (2) stable room occupancies; (3) a recurring revenue stream from the Mall; and (4) successful cost-cutting initiatives. Although the Company expects to continue to recover, the extent to which these factors will directly or indirectly impact operating results in the future cannot be predicted, nor can the Company predict the extent to which future security alerts and/or additional terrorist attacks may impact operations.

         During 2001, the Company also began designing, planning, permitting and constructing the Phase IA Addition. Due to the travel disruption to Las Vegas during the fourth quarter of 2001, the Company decided to suspend construction of the Phase IA Addition at that time. The Company continued certain designing, planning and permitting of the Phase IA Addition, however, and on June 4, 2002 upon the completion of the Refinancing Transactions, construction was re-commenced. To date, the Company has completed the design, and has substantially completed the foundation and support systems for, each of the 1,000-room hotel tower on top of the existing parking garage and the additional convention center space. The Company currently anticipates that the Phase IA Addition will be open for business in June 2003 with a remaining cost of approximately $235.0 million. The Phase IA Addition is being funded from the proceeds of the Senior Secured Credit Facility.

         On June 26, 2002, the Company announced that a joint venture comprised of Venetian Macau and a group of Macau and Hong Kong-based investors had entered into a final concession contract with the Government of the Macau Special Administrative Region of the People's Republic of China to operate casinos in Macau. Venetian Macau continues to negotiate the final terms of a joint venture and management expects that those negotiations will be concluded in the third quarter of 2002. The final terms of a joint venture agreement may include financial obligations to the joint venture and/or to the Government of Macau or Venetian Macau may be obligated to pay for certain costs of developing and constructing the contemplated casinos in Macau. Through June 30, 2002, the Company had incurred developmental expenses of $2.4 million in connection with the proposed Macau project.

         The Company has also entered into a joint venture agreement to assess the feasibility of and develop an Internet gaming site. The Company has applied for an Internet gaming license in Alderney, but has not yet established any operations. The Company estimates that it is committed to contribute approximately $1.0 million, approximately one-third of the required capital, to the joint venture during the next year. After recovery of each partner's initial capital contribution, the Company will receive 50% to 80% of the net profit of the joint venture, based upon an increasing scale of net profit (if any). The joint venture provides that the agreement will be automatically terminated should the Company fail to obtain any required regulatory approvals from Alderney, the Nevada gaming authorities or any other applicable jurisdiction prior to launching its operations.

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

         The Company believes that the following critical accounting policies affect significant judgments and estimates used in the preparation of its consolidated financial statements:

o The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer's financial condition, credit history and current economic conditions. If the financial condition of customers were to deteriorate, or if a customer refuses to pay or disputes any such payment, additional allowances may be required.

o The Company maintains accruals for health and workers compensation self-insurance, slot club point redemption and group sales commissions, which are classified in other accrued liabilities in the consolidated balance sheets. Management determines the adequacy of these accruals by periodically evaluating the historical experience and projected trends related to these accruals. If such information indicates that the accruals are overstated or understated, the Company will adjust the assumptions utilized in the methodologies and reduce or provide for additional accruals as appropriate.

o The Company is subject to various claims and legal actions, including lawsuits with the Construction Manager for the original construction of the Casino Resort. Some of these matters relate to personal injuries to customers and damage to customers' personal assets. Management estimates guest claims expense and accrues for such liabilities based upon historical experience in the other accrued liability category in its consolidated balance sheet.

Operating Results
-----------------

         Three Months Ended June 30, 2002 compared to Three Months Ended June 30, 2001
         --------------------------------------------------------------------

         Operating Revenues
         ------------------

         Consolidated net revenues for the second quarter of 2002 were $128.2 million, representing a decrease of $8.8 million when compared with $137.0 million of consolidated net revenues during the second quarter of 2001. The decrease in net revenues was due primarily to a decline of casino, hotel and food and beverage revenues at the Casino Resort, which was partially offset by an increase in retail and other revenues.

         The Casino Resort's casino revenues were $46.8 million in the second quarter of 2002, a decrease of $7.5 million when compared to $54.3 million during the second quarter of 2001. The decrease was attributable to the continuing impact of the September 11th terrorist attacks and an increased selectivity of high-end casino customers to reduce variable marketing and incentive costs. Table games drop (volume) decreased to $181.3 million in the second quarter of 2002 from $259.8 million during the second quarter of 2001. However, as more fully explained below, casino expenses (primarily variable costs associated with marketing) decreased more than the decline in casino revenues, improving the profitability of the casino department.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         The Casino Resort achieved room revenues of $52.6 million during the second quarter of 2002, compared to $56.4 million during the second quarter of 2001. The decline in hotel revenues was the result of a decline in overall average daily room rates attributable to additional reliance on wholesale room sales because of reduced group room sales during the month of June. The Casino Resort's average daily room rate was $196 in the second quarter of 2002, compared to $213 during the second quarter of 2001. The occupancy of available guestrooms was 97.6% during the second quarter of 2002, compared to 96.5% during the second quarter of 2001.

         Food and beverage, retail and other revenues were $36.3 million during the second quarter of 2002, compared to $36.0 million during the second quarter of 2001. The increase was attributable to a favorable arbitration award in the amount of $1.5 million for royalties which was offset by a decline in food and beverage revenues related to a decrease in banquet activity during the second quarter of 2002.

         Operating Expenses
         ------------------

         Consolidated operating expenses were $100.4 million in the second quarter of 2002, compared with $109.6 million during the second quarter of 2001. The decrease was primarily attributable to a reduction in casino marketing and incentive costs and casino payroll costs during the second quarter. The Company renewed its casualty and liability insurance coverage during April 2002 and incurred a substantial increase in premium cost. In addition, effective June 4, 2002, the Company was required by certain lenders in the Refinancing Transactions to obtain terrorism insurance coverage. The additional insurance premium costs are estimated to be $2.7 million per year. Corporate expenses totaled $2.9 million during the second quarter of 2002, compared to $2.1 million during the second quarter 2001. The increase in corporate expenses was the result of the adoption of an executive bonus program.

         Casino expenses were $25.2 million in the second quarter of 2002, compared to $36.2 million during the second quarter of 2001. The decrease was primarily attributable to a reduction in casino marketing and incentive costs, casino payroll costs and decreases in gaming taxes and promotional allowances due to lower gaming volumes during the second quarter of 2002. The decrease in marketing and incentive costs related to a decrease in table games revenues as further described above.

         Food and beverage, retail and other expenses during the second quarter of 2002 were $16.6 million as compared to $16.8 million during the second quarter of 2001. The decrease was associated with a decrease in banquet revenue during the second quarter of 2002 as compared to the second quarter of 2001 and reduced group room business in June 2002.

         Rental expenses, primarily related to the Casino Resort's heating, ventilation and air conditioning plant and rental gaming devices, were $1.9 million for the second quarter of 2002, as compared to $2.0 million in the second quarter of 2001.

         Interest Income (Expense)
         -------------------------

         Interest expense was $29.4 million in the second quarter of 2002, compared to $27.4 million in the same period of 2001. Of the $29.4 million incurred during the second quarter of 2002, $26.6 million was related to the Casino Resort (excluding the Mall), $2.6 million was related to the Mall and $0.2 million was related to the Phase II Subsidiary. The increase in interest expense was attributable to additional borrowings from the Refinancing Transactions, offset by decreases in the average interest rates of outstanding debt and the capitalization of interest expense in connection with construction of the Phase IA Addition.

         Interest income for the quarter ended June 30, 2002 was $0.5 million, compared to $0.4 million in the same period of 2001. The Company had other expenses of $0.3 million during the quarter ended June 30, 2002 resulting from a change in the market value of the Old Rate Cap Agreements.

         Six Months Ended June 30, 2002 compared to Six Months Ended June 30,
         2001
         --------------------------------------------------------------------

         Operating Revenues
         ------------------

         Consolidated net revenues for the six months ended June 30, 2002 were $264.6 million, representing a decrease of $14.3 million when compared with $278.9 million of consolidated net revenues during the six months ended June 30, 2001. The decrease in net revenues was primarily due to a decline of casino and hotel revenue at the Casino Resort, which was partially offset by increases in food and beverage and retail and other revenues.

         The Casino Resort's casino revenues were $97.3 million for the six months ended June 30, 2002, a decrease of $15.4 million when compared to $112.7 million during the six months ended June 30, 2001. The decrease was attributable to the continuing impact of the September 11th terrorist attacks and increased selectivity of high-end casino customers. Table games drop (volume) decreased to $398.8 million for the six months ended June 30, 2002 from $568.3 million during the six months ended June 30, 2001.

         The Casino Resort's hotel occupancy percentages were 97.8% during the six months ended June 30, 2002, as compared to 98.1% during the same period 2001. The Casino Resort achieved room revenues during the six months ended June 30, 2002 of $109.0 million, compared to $116.0 million during the six months ended June 30, 2001. The Casino Resort's average daily room rate was $204 for the six months ended June 30, 2002, compared to $216 during the six months ended June 30, 2001. The decrease in room rates was partially the result of the Casino Resort's additional reliance on wholesale rooms during the month of June 2002 over the mid-week, group and convention business, weekend retail business as compared to June 2001 and the decline in tourism following the terrorist attacks on September 11, 2001.

         Food and beverage, retail and other revenues were $75.0 million during the six months ended June 30, 2002, compared to $72.1 million during the six months ended June 30, 2001. The increase was primarily attributable to a favorable $1.5 million arbitration award for royalties.

         Operating Expenses
         ------------------

         Consolidated operating expenses were $200.2 million for the six months ended June 30, 2002, compared with $218.3 million during the six months ended June 30, 2001. The decrease in operating expenses was primarily attributable to a reduction in casino marketing and incentive costs, promotional allowances and casino payroll costs associated with lower casino revenue. Corporate expenses totaled $4.8 million during the six months ended June 30, 2002, as compared to $4.0 million during the six months ended June 30, 2001. The increase in corporate expenses was attributable to the adoption of an executive bonus program.

         Casino expenses were $54.9 million for the six months ended June 30, 2002, compared to $76.2 million during the same period of 2001. The decrease was primarily attributable to a reduction in casino marketing and incentive costs during the six months ended June 30, 2002 as well as decreases in payroll costs and gaming taxes due to lower gaming volumes. The decrease in marketing and incentive costs resulted from heightened selectivity of casino customers to improve casino operating margins.

         Food and beverage, retail and other expenses during the six months ended June 30, 2002 were $33.7 million as compared to $32.3 million during the second quarter of 2001. The increase was associated with an increase in banquet revenue during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

         Rental expenses primarily related to the Casino Resort's heating, ventilation and air conditioning plant and rental of gaming devices for the six months ended June 30, 2002 were $3.5 million. Rental expenses were $4.2 million for the six months ended June 30, 2001. The decline in rental expenses was primarily attributable to reduced usage of rented or participation gaming devices during 2002.

         Interest Income (Expense)
         -------------------------

         Interest expense was $56.1 million for the six months ended June 30, 2002, compared to $56.3 million in the same period of 2001. Of the $56.1 million incurred during the six months ended June 30, 2002, $49.9 million was related to the Casino Resort (excluding the Mall), $5.7 million was related to the Mall and $0.5 million was related to the Phase II Subsidiary. The decrease in interest expense was attributable to decreases in the average interest rates of the Company's outstanding debt during the six months ended June 30, 2002 and the capitalization of interest expense in connection with the Phase IA Addition, net of increased interest expense associated with additional borrowings from the Company's Refinancing Transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         Interest income for the six months ended June 30, 2002 was $0.7 million as compared to $0.8 million in the same period in 2001.

Other Factors Affecting Earnings
--------------------------------

         Depreciation expense for the three and six months ended June 30, 2002 was $11.0 million and $21.9 million, respectively, compared to $10.3 million and $20.5 million in the second quarter of 2001, respectively. Each of the increases was attributable to placing various capital improvement projects into service during the fourth quarter of 2001, including the Guggenheim Museum projects.

         During the three and six month periods ended June 30, 2002 and June 30, 2001, $5.7 million and $11.3 million, and $5.0 million and $10.1 million, respectively, were accrued on the Series B Preferred Interest related to the contributions made.

         During the three and six month periods ended June 30, 2002, the Company incurred $1.4 million and $2.1 million, respectively, of pre-development expenses for the proposed Macau project.

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

Liquidity and Capital Resources
-------------------------------

         Cash Flow and Capital Expenditures
         ----------------------------------

         As of June 30, 2002 and December 31, 2001, the Company held unrestricted cash and cash equivalents of $51.2 million and $54.9 million, respectively. Net cash provided by operating activities for the six months ended June 30, 2002 was $15.6 million, compared to net cash provided by operating activities of $7.8 million for the six months ended June 30, 2001. Net trade receivables were $49.4 million as of June 30, 2002 and $57.1 million as of December 31, 2001. The decrease in net trade receivable is primarily related to reduced casino revenue during the first six months of 2002 as compared to the same period in 2001.

         Capital expenditures during the six months ended June 30, 2002 were $35.6 million, primarily attributable to construction of the Phase IA Addition. Capital expenditures for the six months ended June 30 2001 were $21.6 million.

         The Company also held restricted cash balances of $305.6 million as of June 30, 2002. Of this amount, $185.0 million was deposited into restricted accounts and invested in cash or permitted investments by a disbursement agent for the Senior Secured Credit Facility lenders until required for Phase IA Addition project costs under the disbursement terms of the Senior Secured Credit Facility. In addition to the cash in the disbursement account, the Term A Facility provides for a delayed draw term loan of $50.0 million which the Company expects to draw upon in full by June 4, 2003 to pay additional Phase IA Addition project costs. The Company estimates that the cost to complete the Phase IA Addition is $235.0 million and expects substantial completion to occur by June 2003. Through June 30, 2002, the Company had paid approximately $30.3 million to complete the Phase IA Addition. The Company currently anticipates that the funds in the disbursement account and the delayed draw facility will be sufficient to pay for all of the remaining costs of the Phase IA Addition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Aggregate Indebtedness and Fixed Payment Obligations to the HVAC Provider
-------------------------------------------------------------------------

         The Company's total long-term indebtedness and its fixed payment obligations to Atlantic Pacific Las Vegas, LLC, the provider of heating and air conditioning to the Casino Resort and the Expo Center (the "HVAC Provider"), are summarized below for the twelve month periods ended June 30:



                                                      2003         2004          2005        2006      Thereafter
                                                   ----------   ----------   -----------  ----------   ----------
                                                                           (Dollars in Thousands)

Long -Term Indebtedness
  Mortgage Notes                                   $     --     $     --     $     --     $     --     $  850,000
  Old Mortgage Notes (redeemed July 5, 2002)          108,442         --           --           --           --
  Old Subordinated Notes (redeemed July 5, 2002)        1,753         --           --           --           --
  Senior Secured Credit Facility                        2,500        2,500        2,500        2,500      240,000
  Secured Mall Facility                                  --           --        120,000         --           --

Fixed Payment Obligations To The HVAC Provider
  HVAC Provider fixed payments                          7,657        7,657        7,657        7,657       22,971
                                                   ----------   ----------   -----------  ----------   ----------

  Total indebtedness and HVAC fixed
    payment obligations                            $  120,352   $   10,157   $  130,157   $   10,157   $1,112,971
                                                   ==========   ==========   ===========  ==========   ==========

         Under the terms of its existing indebtedness and after giving effect to the redemption of the Old Notes on July 5, 2002, the Company has debt service payments due aggregating $2.5 million during the next twelve months, representing principal payments on the Senior Secured Credit Facility. Based on current outstanding indebtedness and current interest rates on the Senior Secured Credit Facility and the Secured Mall Facility, the Company has estimated total interest payments during the next twelve months (excluding noncash amortization of debt offering costs) of approximately $106.0 million for indebtedness secured by the Casino Resort and approximately $4.5 million for indebtedness secured by the Mall.

         The Company also has fixed payments obligations due during the next twelve months of $7.7 million under its energy service agreements with the HVAC Provider. The total remaining payment obligation under this arrangement is $53.6 million, payable in equal monthly installments during the period of July 1, 2002 through July 1, 2009.

         Refinancing Transactions
         ------------------------

         On June 4, 2002, the Company issued $850.0 million in aggregate principal amount of Mortgage Notes in a private placement offering and entered into the Senior Secured Credit Facility in an aggregate amount of $375.0 million and the Secured Mall Facility in the aggregate amount of $105.0 million (subsequently increased to $120.0 million on June 28, 2002). The Company used or will use the proceeds of the Refinancing Transactions to repay, redeem or repurchase all of its outstanding indebtedness (including the Old Notes, the Bank Credit Facility, the FF&E Facility, the Completion Guaranty Loan, the Mall Take-out Financing, the Phase II Unsecured Bank Loan and the Phase II Subsidiary Credit Facility), to finance the construction and development of the Phase IA Addition and to pay all fees and expenses associated with the Refinancing Transactions. In addition, the Principal Stockholder's completion guarantee relating to the construction of the Casino Resort was terminated upon the consummation of the Refinancing Transactions and the remaining cash collateral was returned to the Principal Stockholder. In connection with the Refinancing Transactions, the Company incurred a loss on early retirement of indebtedness of $42.8 million during the three months ended June 30, 2002. See "Item 1 - Financial Statements and Supplementary Data - Notes to Financial Statements -
Note 4 Long-Term Debt."

         As part of the Refinancing Transactions, the Company commenced a cash tender offer on May 6, 2002 to repurchase the Old Notes. Upon the consummation of the Refinancing Transactions, the Company repurchased $316.6 million of the Old Mortgage Notes and $95.7 million of the Old Subordinates Notes and effected a covenant defeasance with respect to the remaining Mortgage Notes. The Company called all of the remaining Old Notes upon the closing of the Refinancing Transactions and redeemed the balance of the Old Mortgage Notes ($108.4 million) and the Old Subordinated Notes (1.8 million) on July 5, 2002. As result of the redemptions of the Old Notes on July 5, 2002, the Company will incur a loss of $8.7 million on early retirement of debt in the third quarter of 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         The sources and uses of funds from the Refinancing Transactions were as follows:


                              (Dollars in Millions)

    Sources:
      Mortgage Notes                                                            $   850.0
      Senior Secured Credit Facility                                                250.0
      Secured Mall Facility                                                         120.0
                                                                                ---------
                                                                                $ 1,220.0
                                                                                =========
    Uses:
      Redemption of Old Mortgage Notes                                          $   316.6
      Restricted cash - Old Mortgage Notes defeasance                               116.9
      Redemption of Old Subordinated Notes                                           95.7
      Redemption of Old Subordinated Notes (redeemed on July 5, 2002)                 2.0
      Repayment of Bank Credit Facility                                             191.6
      Repayment of FF&E Facility                                                     48.4
      Repayment of Mall Tranche A Take-out Loan                                     105.0
      Repayment of Mall Tranche B Take-out Loan                                      35.0
      Repayment of Phase II Subsidiary Credit Facility                                1.4
      Repayment of Phase II Unsecured Bank Loan                                       1.1
      Repayment of Completion Guaranty Loan                                          33.4
      Payment of Refinancing Transactions costs and fees                             66.7
      Restricted cash - Phase IA Addition                                           185.0
      Unrestricted cash                                                              21.2
                                                                                ---------
                                                                                 $1,220.0
                                                                                =========

         For the next twelve months, the Company expects to fund Casino Resort operations, capital expenditures, the Macau joint venture, Internet gaming development activities and debt service requirements from existing cash balances, operating cash flow, borrowings under the Revolving Facility to the extent that funds are available, drawings under the Term A Facility and distributions of excess cash from the Mall II Subsidiary to Venetian to the extent permitted under the terms of the Company's indebtedness.

         The Company's existing debt instruments contain certain restrictions that, among other things, limit the ability of the Company and/or certain subsidiaries to incur additional indebtedness, issue disqualified stock or equity interests, pay dividends or make other distributions, repurchase equity interests or certain indebtedness, create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell assets of the Company without prior approval of the lenders or noteholders. Financial covenants included in the Senior Secured Credit Facility include total debt to EBITDA ratios, EBITDA to interest coverage ratios, minimum net worth covenants and maximum capital expenditure limitations. The financial covenants in the Senior Secured Credit Facility involving EBITDA are applied on a rolling four quarter basis. As of June 2002, the Company was in compliance with all required covenants and ratios under its current debt instruments. See "Item 1 - Financial Statements and Supplementary Data - Notes to Financial Statements -
Note 4 Long-Term Debt."

         Litigation Contingencies and Available Resources
         ------------------------------------------------

         The Company is a party to certain litigation matters and claims related to the construction of the Casino Resort. If the Company is required to pay any of the Construction Manager's contested construction costs (the "Contested Construction Costs") which are not covered by the Insurance Policy, the Company may use cash received from the following sources to fund such costs: (i) the LD Policy; (ii) the Construction Manager, Bovis and P&O pursuant to the Construction Management Contract, the Bovis Guaranty and the P&O Guaranty, respectively; (iii) third parties, pursuant to their liability to the Company under their agreements with the Company; (iv) amounts received from the Phase II Subsidiary for shared facilities designed and constructed to accommodate the operations of the Casino Resort and the Phase II Resort; (v) borrowings under the Revolving Facility; (vi) additional debt or equity financings; and (vii) operating cash flow. If the Company were required to pay substantial Contested Construction Costs, and if it were unable to raise or obtain the funds from the sources described above, there could be a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         If the Company is required to pay certain significant contested construction costs, or if the Company is unable to meet its debt service requirements, the Company will seek, if necessary and to the extent permitted under the Indenture and the terms of the Senior Secured Credit Facility or any other debt instruments then outstanding, additional financing through bank borrowings or debt or equity financings. Also, there can be no assurance that new business developments or unforeseen events will not occur resulting in the need to raise additional funds. There also can be no assurance that additional or replacement financing, if needed, will be available to the Company, and, if available, that the financing will be on terms favorable to the Company.

         Phase II Resort
         ---------------

         The Company has not yet set a date to begin construction of the Phase II Resort. If the Company determines to construct the Phase II Resort, it will be required to raise substantial debt and/or equity financings. Currently, the Company has no commitments to fund the hard construction costs of the Phase II Resort. In addition, the development of the Phase II Resort may require obtaining additional regulatory approvals. The Company's debt instruments limit its ability to guarantee or otherwise become liable for any indebtedness of the Phase II Subsidiary. These debt instruments also restrict the Company's and its subsidiaries' ability to sell or otherwise dispose of the capital stock of the Phase II Subsidiary, including a sale to the Principal Stockholder or to any of his affiliates. In addition, the Indenture allows the Company to make investments of up to $20.0 million for the development of the Phase II Resort and to incur up to $20.0 million of additional debt to fund such investment. The Phase II Subsidiary is an unrestricted subsidiary that is not subject to the terms of the Indenture or the Senior Secured Credit Facility and is not a guarantor under the Mortgage Notes or the Senior Secured Credit Facility.

         Macau Joint Venture
         -------------------

         The Company is currently in the process of negotiating agreements to operate casinos in Macau. Through June 30, 2002, the Company had incurred developmental expenses of $2.4 million in connection with the proposed Macau project. Under the contemplated terms of Venetian Macau's agreements with its joint venture partners, Venetian Macau may have financial obligations to the joint venture and/or to the Government of Macau or it may be obligated to pay for certain costs of developing and constructing the contemplated casinos in Macau. Under the Indenture, the Company is permitted to make investments in the amount of $40.0 million in, and extend guarantees with respect to $90.0 million of indebtedness and/or obligations of, its Macau subsidiaries. The Company may use cash received from the following sources to fund the Macau venture:

o    borrowings by Venetian under the Revolving Facility;

o    additional debt or equity financings; and

o operating cash flow (subject to certain limitations contained in the Company's debt instruments).

         Venetian Macau and the Company's other Macau subsidiaries are not guarantors under the Mortgage Notes or the Senior Secured Credit Facility and, subject to certain limited exceptions, are not restricted subsidiaries under the Indenture or the Senior Secured Credit Facility.

Recent Accounting Pronouncements
--------------------------------

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

         In April 2002, the Financial Accounting Standards Board issued SFAS
145. SFAS 145 addresses the presentation for losses on early retirements of debt in the statement of operations. The Company has adopted SFAS 145 and will no longer present losses on early retirements of debt as an extraordinary item. Additionally, prior period extraordinary losses will be reclassified to conform to this new presentation. Adoption of SFAS 145 had no impact on the Company's financial condition, or cash flows.

         In June 2002, the Financial Accounting Standard Board issued Statement No. 146 ("SFAS 146") "Accounting for Costs Associated with Exit or Disposal Activities." The provisions of SFAS 146 become effective for exit or disposal activities commenced subsequent to December 31, 2002 and the Company does not expect any impact on its financial condition, results of operations or cash flows.

         The adoptions of SFAS 141, SFAS 142 and SFAS 144 had no impact on the Company's financial position, results of operations or cash flows. The Company does not expect the impact of the adoptions of SFAS 143 or SFAS 146 to be material to its financial condition, results of operations or cash flows.

Special Note Regarding Forward-Looking Statements
-------------------------------------------------

         Certain statements in this section, in the risk factors see forth in
Exhibit 99.1 to this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q (as well as information included in oral statements or other written statements made or to be made by the Company) constitute "forward-looking statements." Such forward-looking statements include the discussions of the business strategies of the Company and expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, in certain portions of this Form 10-Q, the words:
"anticipates", "believes", "estimates", "seeks", "expects", "plans", "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks associated with entering into new construction and new ventures, including the Phase IA Addition and the Macau joint venture, increased competition and other planned construction in Las Vegas, including the opening of a new casino resort on the site of the former Desert Inn and upcoming increases in meeting and convention space, the completion of infrastructure projects in Las Vegas, government regulation of the casino industry, including gaming license approvals and regulation in foreign jurisdictions, the legalization of gaming in certain jurisdictions, such as Native American reservations in the States of California and New York and regulation of gaming on the Internet, leverage and debt service (including sensitivity to fluctuations in interest rates and other capital markets trends), uncertainty of casino spending and vacationing at casino resorts in Las Vegas, disruptions or reductions in travel to Las Vegas, the September 11th attacks and any future terrorist incidents, fluctuations in occupancy rates and average daily room rates in Las Vegas, demand for all-suites rooms, the popularity of Las Vegas as a convention and trade show destination, insurance risks (including the risk that the Company has not obtained sufficient coverage against acts of terrorism or will only be able to obtain additional coverage at significantly increased rates), litigation risks, including the outcome of the pending disputes with the Construction Manager and its subcontractors, and general economic and business conditions which may impact levels of disposable income, consumer spending and pricing of hotel rooms.

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

         The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates for the twelve month periods ended June 30:


                                     2003           2004         2005         2006      THEREAFTER      TOTAL       FAIR VALUE(1)
                                   ---------     ----------   ----------   ----------   ----------    ----------    ----------
                                                                        (Dollars in Millions)
Liabilities
-----------
Short-term debt
   Variable rate (3)                  $2.5          --           --           --               --        $2.5           $2.5
     Average interest rate (2)         4.8%         --           --           --               --         4.8%           4.8%

Long-term debt
   Fixed rate                           --          --           --           --            850.0       850.0          850.0
     Average interest rate (2)          --          --           --           --             11.0%       11.0%          11.0%

   Variable rate                        --         2.5        122.5          2.5            240.0       367.5          367.5
     Average interest rate (2)          --         4.8%         4.1%         4.8%             4.8%        4.6%           4.6%

----------------
(1)  The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of the Company's publicly traded debt.
(2)  Based upon contractual interest rates for fixed rate indebtedness or current LIBOR rates for variable rate indebtedness.
(3)  The above amounts exclude $110.2 million of defeasance notes redeemed on July 5, 2002. See " Item 1 - Financial  Statements and
     Supplementary Data - Notes to Financial Statements - Note 4 Long-Term Debt."


         Foreign currency translation gains and losses were not material to the Company's results of operations for the quarter ended June 30, 2002.

         See also "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "
Item 1 - Financial Statements and Supplementary Data - Notes to Financial Statements - Note 4 Long-Term Debt."

                                     Part II

                                OTHER INFORMATION


Item 1.  Legal Proceedings

         The Company is party to litigation matters and claims related to its operations and the construction of the Casino Resort. For more information, see the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and "Part I, Item 1 - Financial Statements - Notes to Financial Statements Note 6 - Commitments and Contingencies."

Items 2 through 4 of Part II are not applicable.

Item 5.  Other Information

         The Company is not required to file this Quarterly Report on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The filing is required, however, pursuant to the terms of the Indenture.

         The risk factors set forth in Exhibit 99.1 to this Quarterly Report on Form 10-Q, which are incorporated by reference into this document, describe certain risks of owning the Company's securities. Additional risks and uncertainties not currently known to the Company, or that the Company deems to be immaterial may also materially and adversely affect the Company's business, financial condition or results of operations. Certain statements in Exhibit 99.1 are forward-looking statements. See "Part II, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations--Special Note Regarding Forward-Looking Statements."

Item 6.  Exhibits and Reports on Form 8-K

(a)      List of Exhibits


   Exhibit No.        Description of Document
   -----------        -----------------------
     3.1                  Amended and  Restated  Articles of  Incorporation  of Las Vegas Sands,
                          Inc. (1)

     3.2                  Amended and Restated By-laws of Las Vegas Sands, Inc. (1)

     4.1                  Indenture,  dated as of June 4,  2002,  by and among Las Vegas  Sands,
                          Inc. and Venetian Casino Resort,  LLC, as issuers,  Mall  Intermediate
                          Holding Company,  LLC, Grand Canal Shops Mall Construction,  LLC, Lido
                          Intermediate Holding Company, LLC, Venetian Casino Resort Athens, LLC,
                          Venetian Venture Development, LLC, Venetian Operating Company, LLC and
                          Venetian Marketing,  Inc. (collectively,  the "Subsidiary Guarantors")
                          and U.S. Bank National Association, as trustee. (1)

     4.2                  Registration Rights Agreement,  dated as of June 4, 2002, by and among
                          Las Vegas Sands,  Inc.,  Venetian  Casino Resort,  LLC, the Subsidiary
                          Guarantors  named  therein,  Goldman,  Sachs & Co. and Scotia  Capital
                          (USA) Inc. (1)

     4.3                  Security  Agreement,  dated as of June 4, 2002, by and among Las Vegas
                          Sands, Inc.,  Venetian Casino Resort,  LLC, the Subsidiary  Guarantors
                          and The Bank of Nova Scotia, as Intercreditor Agent. (1)

     4.4                  Deed of  Trust,  Leasehold  Deed of  Trust,  Assignment  of Rents  and
                          Leases,  Security  Agreement and Fixture  Filing,  dated as of June 4,
                          2002, made by Venetian Casino Resort,  LLC and Las Vegas Sands,  Inc.,
                          jointly and severally as trustor,  to First American  Title  Insurance
                          Company, as trustee, for the benefit of U.S. Bank National Association in its capacity as Mortgage Note Indenture  Trustee,  as  beneficiary.
                          (1)

     4.5                  Intercreditor  Agreement,  dated as of June 4, 2002,  by and among The
                          Bank of Nova Scotia, as Bank Agent and  Intercreditor  Agent, and U.S.
                          Bank National Association, as Mortgage Notes Indenture Trustee. (1)

     4.6                  Unsecured Indemnity Agreement,  dated as of June 4, 2002, by and among
                          Las Vegas Sands, Inc. and Venetian Casino Resort,  LLC, to and for the
                          benefit of U.S. Bank National Association, and the Indemnified Parties
                          defined therein. (1)

     10.1                 Bank  Credit  Agreement,  dated as of June 4,  2002,  by and among Las
                          Vegas  Sands,  Inc.,  Venetian  Casino  Resort,  LLC,  the  Subsidiary
                          Guarantors,  the lenders party thereto, Goldman Sachs Credit Partners,
                          L.P., as joint lead arranger,  joint bookrunner and syndication agent, and The Bank of Nova Scotia, as joint lead arranger,  joint bookrunner and administrative agent. (2)


   Exhibit No.        Description of Document
   -----------        -----------------------
     10.2                 Deed of Trust,  Assignment of Rents and Leases and Security Agreement,
                          dated as of June 4, 2002, made by Venetian Casino Resort,  LLC and Las
                          Vegas Sands, Inc., jointly and severally as trustor, to First American
                          Title Insurance  Company,  as trustee,  for the benefit of The Bank of
                          Nova Scotia (as administrative agent), as beneficiary. (1)

     10.3                 Subsidiary  Guaranty,  dated  as of June 4,  2002,  by the  Subsidiary
                          Guarantors   for  the  benefit  of  The  Bank  of  Nova   Scotia,   as
                          Administrative Agent. (1)

     10.4                 Disbursement Account Agreement, dated as of June 4, 2002, by and among
                          Las Vegas Sands,  Inc.,  Venetian  Casino Resort,  LLC and The Bank of
                          Nova Scotia, as secured party and securities intermediary. (1)

     10.5                 Environmental  Indemnity  Agreement,  dated as of June 4, 2002, by and among Las Vegas Sands,  Inc. and Venetian  Casino Resort,  LLC, to and
                          for the benefit of The Bank of Nova Scotia,  as  Administrative  Agent
                          for itself and for the other lenders under the Bank Agreement. (1)

     10.6                 Loan  Agreement,  dated  as of June 4,  2002,  by and  between  Archon
                          Financial, L.P., as lender, and Grand Canal Shops II, LLC. (1)

     10.7                 Amendment No. 1 to Loan Agreement, dated June 28, 2002, by and between
                          Goldman  Sachs  Mortgage  Company (as  successor in interest to Archon
                          Financial,  L.P.),  as  lender,  and Grand  Canal  Shops II,  LLC,  as borrower. (1)

     10.8                 Indemnity  Agreement,  dated as of August 25,  2000,  by and among Las
                          Vegas Sands, Inc., Venetian Casino Resort, LLC, Grand Canal Shops Mall
                          Subsidiary, LLC, Grand Canal Shops Mall Construction, LLC, Grand Canal
                          Shops  Mall,  LLC,  Interface  Group  Holding  Company,  and  American
                          Insurance  Companies (of which  American Home  Assurance  Company is a member company). (1)

     10.9                 Second Amendment to Amended and Restated Reciprocal Easement,  Use and
                          Operating Agreement,  dated as of June 4, 2002, by and among Interface
                          Group-Nevada, Inc., Grand Canal Shops II, LLC, Lido Casino Resort, LLC
                          and Venetian Casino Resort, LLC. (1)

     10.10                Amended and  Restated Las Vegas  Sands,  Inc.  1997 Fixed Stock Option
                          Plan (the "Stock Option Plan"). (1)

     10.11                First Amendment to the Stock Option Plan, dated June 4, 2002. (1)

     10.12                Amended  and  Restated  Employment  Agreement,  dated as of January 1,
                          2002, by and between Las Vegas Sands, Inc. and William P. Weidner. (1)

     10.13                Amended  and  Restated  Employment  Agreement,  dated as of January 1,
                          2002, by and between Las Vegas Sands, Inc. and Bradley H. Stone. (1)

     10.14                Amended  and  Restated  Employment  Agreement,  dated as of January 1,
                          2002,  by and between Las Vegas Sands,  Inc. and Robert G.  Goldstein.
                          (1)

     10.15                Catastrophic Equity Protection Insurance  Agreement,  dated as of June
                          28, 2000, by and among  American  Home  Assurance  Company,  Las Vegas
                          Sands, Inc. and Venetian Casino Resort, LLC. (1) (3)

     99.1                 Risk Factors (1)

----------
     (1)  Filed herewith.
     (2) Incorporated by reference to the Company's report on Form 8-K, dated as of June 18, 2002.
     (3) Material has been omitted from this exhibit pursuant to a request for confidential treatment and that material has been filed separately with the Securities and Exchange Commission.


(b)             Reports on Form 8-K

     1. On May 9, 2002, the Company filed a report on Form 8-K announcing its intent to offer approximately $850 million in aggregate principal amount of mortgage notes in a Rule 144A offering, and to enter into new senior secured credit facilities in aggregate amount of approximately $480 million.

     2. On May 24, 2002, the Company filed a report on Form 8-K announcing the pricing of approximately $850 million in aggregate principal amount of 11% mortgage notes maturing on June 15, 2010.

     3. On June 5, 2002, the Company filed a report on Form 8-K announcing the closing of a Rule 144A offering for $850 million in aggregate principal amount of 11% mortgage notes.

     4. On June 18, 2002, the Company filed a report on Form 8-K attaching its new $375 million senior secured credit facility entered into on June 4, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   LAS VEGAS SANDS, INC.



  August 14, 2002                   By:        /s/ Sheldon G. Adelson
                                               ---------------------------------
                                               Sheldon G. Adelson,
                                               Chairman of the Board, Chief
                                               Executive Officer and Director






  August 14, 2002                   By:        /s/ Harry D. Miltenberger
                                               ---------------------------------
                                               Harry D. Miltenberger,
                                               Vice President-Finance
                                               (principal financial and
                                               accounting officer)