Form 10-Q
period 2002-09-30
LAS VEGAS SANDS INC
filed 2002-11-08
CIK 850994

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

                For the quarterly period ended September 30, 2002

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


       3355 Las Vegas Boulevard, South
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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 8, 2002


             Class                           Outstanding at November 8, 2002
--------------------------------------     -----------------------------------
    Common Stock, $.10 par value                       1,000,000 shares

================================================================================

                                Table of Contents

                                     Part I
                              FINANCIAL INFORMATION


Item 1.         Consolidated Balance Sheets
                At September 30, 2002 (unaudited) and
                December 31, 2001 .............................................1

                Consolidated Statements of
                Operations for the Three and Nine
                Months Ended September 30, 2002
                (unaudited) and September 30, 2001 (unaudited).................2

                Consolidated Statements of
                Cash Flows for the Nine Months Ended
                September 30, 2002 (unaudited) and
                September 30, 2001 (unaudited) ................................3

                Notes to Consolidated Financial Statements.....................4

Item 2.         Management's Discussion and Analysis
                of Financial Condition and Results of Operations..............30

Item 3.         Quantitative and Qualitative Disclosures
                About Market Risk ............................................38

Item 4.         Controls and Procedures.......................................39

                                     Part II
                                OTHER INFORMATION


Item 1.         Legal Proceedings.............................................40

Item 5.         Other Information.............................................40

Item 6.         Exhibits and Reports on Form 8-K..............................40

                Signatures....................................................41

                Certifications................................................42

LAS VEGAS SANDS, INC.
Consolidated Balance Sheets
(Dollars in thousands)


                                                                September 30,   December 31,
                                                                    2002            2001
                                                                -------------   ------------
                                                                  Unaudited
ASSETS
Current assets:
    Cash and cash equivalents ...............................   $    95,642    $    54,936
    Restricted cash and investments .........................        16,718          2,646
    Accounts receivable, net ................................        51,279         57,092
    Inventories .............................................         4,576          4,747
    Prepaid expenses ........................................         3,750          3,862
                                                                -----------     ----------
Total current assets ........................................       171,965        123,283

Property and equipment, net .................................     1,126,636      1,096,307
Deferred offering costs, net ................................        39,080         18,989
Restricted cash and investments .............................       140,614           --
Other assets, net ...........................................        30,767         33,207
                                                                -----------     ----------
                                                                $ 1,509,062    $ 1,271,786
                                                                ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable ........................................   $    16,208    $    36,353
    Construction payables ...................................        17,284         26,115
    Construction payables-contested .........................         7,232          7,232
    Accrued interest payable ................................        30,693         10,008
    Other accrued liabilities ...............................        66,250         70,035
    Current maturities of long-term debt ....................         2,500        129,113
                                                                -----------     ----------
Total current liabilities ...................................       140,167        278,856

Other long-term liabilities .................................         1,259          3,274
Long-term debt ..............................................     1,216,875        745,746
Long-term subordinated loans payable to Principal Stockholder          --           66,123
                                                                -----------     ----------
                                                                  1,358,301      1,093,999
                                                                -----------     ----------
Redeemable Preferred Interest in Venetian Casino Resort, LLC,
    a wholly owned subsidiary ...............................       206,108        188,778
                                                                -----------     ----------
Commitments and contingencies

Stockholders' equity (deficit):
    Common stock, $.10 par value, 3,000,000 shares
       authorized, 1,000,000 shares
       issued and outstanding ...............................           100             92
    Capital in excess of par value ..........................       140,760        140,768
    Accumulated deficit since June 30, 1996 .................      (196,207)      (151,851)
                                                                -----------     ----------
                                                                    (55,347)       (10,991)
                                                                -----------     ----------
                                                                $ 1,509,062    $ 1,271,786
                                                                ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.


LAS VEGAS SANDS, INC.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)


                                                                     Three Months Ended              Nine Months Ended
                                                                       September 30,                    September 30,
                                                                    2002            2001           2002            2001
                                                                  --------        --------       ---------       ---------
Revenues:
   Casino .................................................       $ 80,086        $ 61,392       $ 177,379       $ 174,133
   Rooms ..................................................         47,592          43,688         156,605         159,702
   Food and beverage ......................................         15,305          11,731          54,838          49,088
   Retail and other .......................................         18,103          16,783          53,550          51,513
                                                                  --------        --------       ---------       ---------
                                                                   161,086         133,594         442,372         434,436
Less-promotional allowances ...............................         (8,330)        (10,440)        (25,018)        (32,384)
                                                                  --------        --------       ---------       ---------
   Net revenues ...........................................        152,756         123,154         417,354         402,052
                                                                  --------        --------       ---------       ---------
Operating expenses:
   Casino .................................................         31,878          33,814          86,742         109,970
   Rooms ..................................................         13,502          12,415          40,128          39,271
   Food and beverage ......................................          8,329           6,333          27,049          23,581
   Retail and other .......................................          8,547           8,845          23,511          23,876
   Provision for doubtful accounts ........................          5,266           5,767          13,540          14,656
   General and administrative .............................         25,290          22,911          69,682          68,337
   Corporate expense ......................................          2,697             763           7,520           4,741
   Rental expense .........................................          2,006           2,074           5,535           6,287
   Pre-opening and developmental expense ..................          1,026            --             3,097            --
   Depreciation and amortization ..........................         11,066           9,827          33,015          30,338
                                                                  --------        --------       ---------       ---------
                                                                   109,607         102,749         309,819         321,057
                                                                  --------        --------       ---------       ---------
Operating income ..........................................         43,149          20,405         107,535          80,995

Other income (expense):
  Interest income .........................................          1,079             329           1,729           1,135
  Interest expense, net of amounts capitalized ............        (29,466)        (24,606)        (81,531)        (76,269)
  Interest expense on indebtedness to Principal Stockholder           --            (2,107)         (4,010)         (6,747)
  Other income (expense) ..................................            280            --               643            --
  Loss on early retirement of debt ........................         (8,629)         (1,383)        (51,392)         (1,383)
                                                                  --------        --------       ---------       ---------
Income (loss) before preferred return .....................          6,413          (7,362)        (27,026)         (2,269)

   Preferred return on Redeemable Preferred Interest
     in Venetian Casino Resort, LLC (2001, as restated) ...         (6,003)         (5,343)        (17,330)        (15,423)
                                                                  --------        --------       ---------       ---------
Net income (loss) (2001, as restated) .....................       $    410        $(12,705)      $ (44,356)      $ (17,692)
                                                                  ========        ========       =========       =========
Basic and diluted income (loss) per share .................       $   0.41        $ (12.71)      $  (44.36)      $  (17.69)
                                                                  ========        ========       =========       =========

The accompanying notes are an integral part of these consolidated financial statements.


LAS VEGAS SANDS, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)


                                                              Nine Months Ended
                                                                 September 30,
                                                              2002         2001
                                                            ---------    ---------
Cash flows from operating activities:
Net loss (2001, as restated) ............................   $ (44,356)   $ (17,692)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
        Depreciation and amortization ...................      33,015       30,338
        Amortization of debt offering costs and original
          issue discount ................................       6,614        6,046
        Non-cash preferred return on Redeemable
          Preferred Interest in Venetian
          (2001, as restated) ...........................      17,330       15,423
        Loss on early retirement of debt ................      51,392        1,383
        Loss on disposition of fixed asset ..............         301         --
        Non-cash interest on completion guaranty loan ...        --          1,940
        Provision for doubtful accounts .................      13,540       14,656
        Changes in operating assets and liabilities:
          Accounts receivable ...........................      (7,727)      (4,683)
          Inventories ...................................         171         (545)
          Prepaid expenses ..............................         112       (1,592)
          Other assets ..................................       2,440       (4,626)
          Accounts payable ..............................     (20,145)       2,865
          Accrued interest payable ......................      20,685       14,342
          Other accrued liabilities .....................      (5,800)     (22,137)
                                                            ---------    ---------
Net cash provided by operating activities ...............      67,572       35,718
                                                            ---------    ---------
Cash flows from investing activities:

Increase in restricted cash ($153.4 million for Phase IA)    (154,686)         (82)
Capital expenditures ....................................     (72,476)     (42,220)
                                                            ---------    ---------
Net cash used in investing activities ...................    (227,162)     (42,302)
                                                            ---------    ---------
Cash flows from financing activities:
Repayments on 12 1/4 % mortgage notes ...................    (425,000)        --
Proceeds from 11% mortgage notes ........................     850,000         --
Repayments on senior subordinated notes .................     (97,500)        --
Proceeds from secured mall facility .....................     120,000         --
Repayments on mall-tranche A take-out Loan ..............    (105,000)        --
Repayments on mall-tranche B take-out Loan ..............     (35,000)        --
Repayments on completion guaranty loan ..................     (31,124)        --
Repayments on senior secured credit facility-term B .....        (625)        --
Proceeds from senior secured credit facility-term B .....     250,000         --
Repayments on bank credit facility-tranche A term loan ..        --       (103,125)
Repayments on bank credit facility-tranche B term loan ..        --        (49,750)
Repayments on bank credit facility-tranche C term loan ..        --         (5,750)
Proceeds from bank credit facility-tranche C term loan ..        --          5,750
Repayments on bank credit term facility .................    (151,986)        (382)
Proceeds from bank credit term facility .................        --        152,750
Repayments on bank credit facility-revolver .............     (61,000)      (8,000)
Proceeds from bank credit facility-revolver .............      21,000       48,000
Repayments on FF&E credit facility ......................     (53,735)     (16,121)
Repayments on Phase II Subsidary credit facility ........      (3,933)        --
Repayments on Phase II Subsidiary unsecured bank loan ...      (1,092)        --
Proceeds from Phase II Subsidiary unsecured bank loan ...        --          1,092
Repurchase premiums incurred in connection with
  refinancing transactions ..............................     (33,478)        --
Payments of deferred offering costs .....................     (41,231)      (4,997)
                                                            ---------    ---------
Net cash provided by financing activities ...............     200,296       19,467
                                                            ---------    ---------
Increase in cash and cash equivalents ...................      40,706       12,883
Cash and cash equivalents at beginning of period ........      54,936       42,606
                                                            ---------    ---------
Cash and cash equivalents at end of period ..............   $  95,642    $  55,489
                                                            =========    =========
Supplemental disclosure of cash flow information:
  Cash payments for interest ............................   $  59,689    $  61,917
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

     The consolidated financial statements include the accounts of LVSI and its subsidiaries (the "Subsidiaries"), including Venetian Casino Resort, LLC ("Venetian"), Mall Intermediate Holding Company, LLC ("Mall Intermediate"), Grand Canal Shops Mall Subsidiary, LLC (the "Mall Subsidiary"), Grand Canal Shops II, LLC (the "Mall II Subsidiary"), Grand Canal Shops Mall MM Subsidiary, Inc., Grand Canal Shops Mall Construction, LLC ("Mall Construction"), Lido Intermediate Holding Company, LLC ("Lido Intermediate"), Lido Casino Resort Holding Company, LLC, Lido Casino Resort, LLC (the "Phase II Subsidiary"), Lido Casino Resort MM, Inc., Venetian Casino Resort Athens, LLC ("Venetian Athens"), Venetian Venture Development, LLC ("Venetian Venture"), Venetian Venture Development Intermediate Limited, Venetian Macau Management Limited, Venetian Macau Holdings Limited ("Venetian Macau"), Venetian Marketing, Inc. ("Venetian Marketing"), Venetian Far East Limited and Venetian Operating Company, LLC ("Venetian Operating") (collectively, and including all other direct and indirect subsidiaries of LVSI, the "Company"). Each of LVSI and the Subsidiaries is a separate legal entity and the assets of each such entity are intended to be available only to the creditors of such entity.

     Venetian was formed on March 20, 1997 to own and operate certain portions of the Casino Resort. LVSI is the managing member and owns 100% of the common voting equity in Venetian. The entire preferred interest in Venetian is owned by Interface Group Holding Company, Inc. ("Interface Holding"), which is wholly-owned by LVSI's principal stockholder (the "Principal Stockholder").

     Various Subsidiaries are guarantors or co-obligors of certain indebtedness related to the Casino Resort. See Note 4 - Long-Term Debt.

     The Mall II Subsidiary is an indirect, wholly-owned subsidiary of LVSI and owns and operates the retail mall in the Casino Resort (the "Mall"). The Mall II Subsidiary was formed on May 31, 2002 and became a successor to the Mall Subsidiary in connection with the refinancing of the Mall's indebtedness. See
Note 4-Long-Term Debt.

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

     The Company has recognized the preferred return as a charge against income in the accompanying 2002 financial statements. The Company has restated certain income statement items for the three and nine month periods ended September 30, 2001 to include the preferred return, which amounts were $5.3 million and $15.4 million, respectively. The restatement has no impact on the previously reported carrying balances of the redeemable preferred interest or on the previously reported financial position of the Company. In addition, because the preferred return was deducted from income available to common stockholders in calculating earnings per share, the restatement has no impact on previously reported amounts for earnings per share.

     New Accounting Pronouncement
     ----------------------------

     In April 2002, the Financial Accounting Standards Board issued statement No. 145 ("SFAS 145") "Rescission of FASB Statements Nos. 4, 44 and 64 and Amendment of FASB Statement No. 13." SFAS 145 addresses the presentation for losses on early retirements of debt in the statement of operations. The Company has adopted SFAS 145 and will no longer present losses on early retirements of debt as an extraordinary item. Additionally, prior period extraordinary losses have been reclassified to conform to this new presentation. Adoption of SFAS 145 had no impact on the Company's financial condition or cash flows.

Note 2   Stockholders' Equity and Per Share Data

     The Company established a nonqualified stock option plan, which provides for the granting of stock options pursuant to the applicable provisions of the Internal Revenue Code and regulations. The stock option plan provides that the Principal Stockholder may assume the obligations of the Company under the plan and provides for the granting of up to 75,000 shares of common stock to officers and other key employees of the Company. As of December 31, 2001, no grants under the stock option plan had occurred. In the first quarter of 2002, options to purchase 49,900 shares, which represented approximately 5% of the Company's outstanding common stock, were granted from the Company to certain key employees of the Company. Immediately thereafter, the Principal Stockholder assumed the obligations of the Company under the stock option plan. On the date of grant, the exercise price of the options of $271 per share was higher than the fair market value of the Company's common stock based upon a determination of the fair market value of a per share minority interest in the common stock of LVSI, performed by an independent third-party appraiser. The options granted were fully vested and exercisable upon grant. All of the options were exercised immediately after issuance by the respective employees by delivery of a notice of exercise. There has been no change in outstanding shares of the Company and the notes receivable are not reflected in the accompanying financial statements because the shares issued were from the Principal Stockholder's existing holdings. The exercise price of the options (a total of approximately $13.5 million) was loaned to the optionees by the Principal Stockholder on a collateralized basis under full recourse notes.

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

     During the second quarter of 2002, options to purchase an additional 5,500 shares at an exercise price of $271 per share were reserved under the stock option plan. The granting of these options are subject to approval by the Nevada gaming authorities. The Company will determine if a charge to compensation is necessary at the date of actual grant of these options, depending on the estimated fair market value of a per share minority interest in the common stock of LVSI at that date.

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

Note 3   Property and Equipment

     Property and equipment consists of the following (in thousands):



                                                           September 30,    December 31,
                                                                2002             2001
                                                            -----------     ------------
     Land and land improvements                             $   113,428      $   113,309
     Building and improvements                                  885,966          882,395
     Equipment, furniture, fixtures and
       leasehold improvements                                   141,001          138,978
     Construction in progress                                   125,853           68,542
                                                            -----------      -----------
                                                              1,266,248        1,203,224
     Less:  accumulated depreciation and amortization          (139,612)        (106,917)
                                                            -----------      -----------
                                                            $ 1,126,636      $ 1,096,307
                                                            ===========      ===========

     During the three and nine month periods ended September 30, 2002 and September 30, 2001, the Company capitalized interest expense of $0.7 million and $1.5 million, and $0.8 million and $1.4 million, respectively.

     As of September 30, 2002, construction in progress represented construction costs and project design for an approximately 1,000-room hotel tower on top of the Casino Resort's existing parking garage, an approximately 1,000-parking space expansion to the parking garage and approximately 150,000 square feet of additional convention center space on the Phase II Land (collectively, the "Phase IA Addition"), design and shared facilities costs for the planned second phase of the Casino Resort, to be owned by the Phase II Subsidiary (the "Phase II Resort"), design and pre-development costs for a casino in Macau, and on-going capital improvement projects at the Casino Resort.

Note 4   Long-Term Debt


     Long-term debt consists of the following (in thousands):

                                                                 September 30,     December 31,
                                                                      2002             2001
                                                                 ------------      ------------
     Indebtedness of the Company and its Subsidiaries
     other than the Mall II Subsidiary, the Mall
     Subsidiary and the Phase II Subsidiary:
     ---------------------------------------

     12 1/4% Mortgage Notes, due November 15, 2004
       - redeemed July 5, 2002                                    $       --        $  425,000
     14 1/4% Senior Subordinated Notes, due November
       15, 2005 (net of unamortized discount of
      $3,607 in 2001) - redeemed July 5, 2002                             --            94,113
     Bank Credit Facility-Revolver                                        --            40,000
     Bank Credit Facility- Term Loan                                      --           151,986
     FF&E Credit Facility                                                 --            53,735
     11% Mortgage Notes, due June 15, 2010                           850,000                --
     Senior Secured Credit Facility - Term B                         249,375                --

     Indebtedness of the Mall II Subsidiary:
     ---------------------------------------

     Secured Mall Facility                                           120,000                --

     Indebtedness of the Mall Subsidiary:
     ------------------------------------

     Mall Tranche A Take-out Loan                                         --           105,000

     Indebtedness of the Phase II Subsidiary:
     ----------------------------------------

     Phase II Subsidiary Credit Facility                                  --             3,933
     Phase II Unsecured Bank Loan                                         --             1,092

     Less: current maturities, including amounts redeemed
       on July 5, 2002                                                (2,500)         (129,113)
                                                                  ----------        ----------
     Total long-term debt                                         $1,216,875        $  745,746
                                                                  ==========        ==========

     Subordinated Owner Indebtedness:
     --------------------------------

     Completion Guaranty Loan (Indebtedness of Venetian)          $       --        $   31,123
     Subordinated Mall Tranche B Take-out Loan
       from Principal Stockholder (Indebtedness of
       Mall Subsidiary)                                                   --            35,000
                                                                  ----------        ----------
     Total long-term subordinated loans payable to
     Principal Stockholder                                        $       --       $    66,123
                                                                  ==========        ==========


     In connection with the construction financing for the Casino Resort, the Company entered into a series of transactions during 1997 to build the Casino Resort. In November 1997, the Company issued $425.0 million in aggregate principal amount of 12 1/4% Mortgage Notes (the "Old Mortgage Notes") and $97.5 million in aggregate principal amount of 14 1/4% Senior Subordinated Notes (the "Old Subordinated Notes" and, together with the Old Mortgage Notes, the "Old Notes") in a private placement. Also in November 1997, LVSI and Venetian and a syndicate of lenders entered into a Bank Credit Facility (the "Bank Credit Facility") providing for multiple draw term loans to the Company for construction and development of the Casino Resort. In December 1997, the Company entered into an agreement (the "FF&E Facility") with certain lenders to provide for $97.7 million of financing for certain furniture, fixtures, and equipment and an electrical substation.

     On November 12, 1999, an advance of approximately $23.5 million was made under the Principal Stockholder's completion guaranty (the "Completion Guaranty Loan"), a junior loan from the Principal Stockholder to Venetian. On December 20, 1999, certain take-out lenders funded a $105.0 million tranche A take-out loan to the Mall Subsidiary (the "Tranche A Take-out Loan") and an entity wholly-owned by the Principal Stockholder funded a $35.0 million loan to the Mall Subsidiary (the "Tranche B Take-out Loan" and, together with the Tranche A Take-out Loan, the "Mall Take-out Financing"), the proceeds of which were used to repay an existing mall construction loan facility.

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

     On June 4, 2002, the Company completed a series of refinancing transactions (collectively, the "Refinancing Transactions") including (1) the issuance of $850.0 million in aggregate principal amount of 11% mortgage notes due 2010 (the "Mortgage Notes") in a private placement, (2) entering into a new senior secured credit facility (the "Senior Secured Credit Facility") with a syndicate of lenders in an aggregate amount of $375.0 million, and (3) entering into a secured mall facility (the "Secured Mall Facility") in an aggregate amount of $105.0 million, which was subsequently increased to $120.0 million on June 28, 2002. The Company used the proceeds of the Refinancing Transactions to repay, redeem or repurchase all of its outstanding indebtedness (including the Old Notes, the Bank Credit Facility, the FF&E Facility, the Completion Guaranty Loan, the Mall Take-out Financing, the Phase II Unsecured Bank Loan and the
Phase II Subsidiary Credit Facility), to finance the construction and development of the Phase IA Addition and to pay all fees and expenses associated with the Refinancing Transactions. In addition, the Principal Stockholder's completion guarantee relating to the construction of the Casino Resort was terminated upon the consummation of the Refinancing Transactions and the remaining cash collateral was returned to the Principal Stockholder. In connection with the Refinancing Transactions, the Company incurred a loss on early retirement of indebtedness of $8.6 million and $51.4 million during the three and nine months ended September 30, 2002.

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

Mortgages Notes
---------------

     The Mortgage Notes bear interest at 11%, payable each June 15th and December 15th, beginning December 15, 2002. The Mortgage Notes are secured by second priority liens on certain assets of the Company (the personal property and the real estate improvements that comprise the hotel, the casino, and the convention space, with certain exceptions). The Mortgage Notes are redeemable at the option of LVSI and Venetian at prices ranging from 100% to 105.5% commencing on or after June 15, 2006, as set forth in the Mortgage Notes and the indenture pursuant to which the Mortgage Notes were issued (the "Indenture"). Prior to June 15, 2006, LVSI and Venetian may redeem the Mortgage Notes at their principal amount plus an applicable make-whole premium. Upon a change of control (as defined in the Indenture), each Mortgage Note holder may require LVSI and Venetian to repurchase such Mortgage Notes at 101% of the principal amount thereof plus accrued interest and other amounts which are then due, if any. Upon an event of loss or certain asset sales, the Company may also be required to offer to purchase all or a portion of the Mortgage Notes with the proceeds of such event of loss or sale. The Mortgage Notes are not subject to a sinking fund requirement.

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

     The Term B Facility matures on June 4, 2008 and is subject to quarterly amortization payments in the amount of $625,000 from September 30, 2002 until September 30, 2007, followed by four equal quarterly amortization payments of $59.4 million until the maturity date. The Term A Facility is available from the closing date of the Senior Secured Credit Facility through the first anniversary of the closing date, subject to certain conditions. The Term A Facility matures on June 4, 2007 and is subject to quarterly amortization payments commencing on December 31, 2003 in the amount of $1,666,667 for three quarters, $2,500,000 for the succeeding four quarters, $3,750,000 for the next four quarters and $5,000,000 for the final four quarters. The Revolving Facility matures on June 4, 2007 and has no interim amortization. No amounts had been drawn under the Term A Facility or the Revolving Facility as of September 30, 2002.

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

     The Senior Secured Credit Facility is secured by a first priority lien on certain assets of the Company (the personal property and the real estate improvements that comprise the hotel, the casino, and the convention space, with certain exceptions). The Senior Secured Credit Facility contains affirmative, negative and financial covenants including limitations on indebtedness, liens, investments, guarantees, restricted junior payments, mergers and acquisitions, sales of assets, leases, transactions with affiliates and scope-changes and modifications to material contracts. Additionally, the Company is required to comply with certain financial ratios and other financial covenants including total debt to EBITDA ratios, EBITDA to interest coverage ratios, minimum net worth covenants and maximum capital expenditure limitations. At September 30, 2002, the Company was in compliance with all required covenants and ratios under the Senior Secured Credit Facility.

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

     The Company is required to enter into an interest rate cap agreement to limit the impact of increases in interest rates on its floating rate debt derived from the Secured Mall Facility. To meet the requirements of the Secured Mall Facility, the Company entered into a cap agreement during June 2002 (the "Mall Cap Agreement") that resulted in a premium payment to counterparties based upon notional principal amounts for a term equal to the term of the Secured Mall Facility. The provisions of the Mall Cap Agreement entitle the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rates stated in such agreement. There was no net effect on interest expense as a result of the Mall Cap Agreement for the three months ended September 30, 2002. If the Company had terminated the Mall Cap Agreement as of September 30, 2002, the Company would have received $0.2 million based on quoted market values from the various institutions holding the swaps. The notional amount of the Mall Cap Agreement (which expires on June 28, 2005) at September 30, 2002 was $120.0 million.

     Pursuant to the terms of the Secured Mall Facility, the Mall II Subsidiary is also required to maintain certain funds in escrow for debt service and property taxes. At September 30, 2002, $1.8 million was held by the lenders' agent in escrow for these purposes. The amounts in escrow are classified as restricted cash in the accompanying financial statements.

     The Company entered into interest rate cap and/or floor agreements related to the Bank Credit Facility (the "Bank Cap Agreement") during 1998 and the Tranche A Take-out Loan during 1999 (the "Mall Cap Agreement" and, together with the Bank Cap Agreement, the "Old Rate Cap Agreements"). The notional amount of the Bank Cap Agreement at September 30, 2002 was $76.0 million. The Bank Cap Agreement expires in June 2003, the maturity date of the Bank Credit Facility, unless terminated earlier by the Company. The notional amount of the Mall Cap Agreement at September 30, 2002 was $42.3 million. The Mall Cap Agreement expires on December 20, 2002, the original maturity date of the Tranche A Take-out Loan, unless terminated earlier by the Company.

     The net effect of the Old Rate Cap Agreements resulted in an increase of interest expense of $0.5 million for the quarter ended September 30, 2002. Currently, the Old Rate Cap Agreements remain outstanding. If the Company had terminated the Old Rate Cap Agreements as of September 30, 2002, the Company would have had to pay a net amount of $1.4 million based on quoted market values from the various institutions holding the swaps. In accordance with Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company has recorded the fair value of its obligations under the Old Rate Cap Agreements in the accompanying financial statements and will continue to do so while the agreements are in effect.

Note 5   Redeemable Preferred Interest in Venetian Casino Resort, LLC

     During 1997, Interface Holding contributed $77.1 million in cash to Venetian in exchange for a Series A preferred interest (the "Series A Preferred Interest") in Venetian. By its terms, the Series A Preferred Interest was convertible at any time into a Series B preferred interest in Venetian (the "Series B Preferred Interest"). In August 1998, the Series A Preferred Interest was converted into the Series B Preferred Interest. The rights of the Series B Preferred Interest include the accrual of a preferred return of 12% from the date of contribution in respect of the Series A Preferred Interest. Until the indebtedness under the Senior Secured Credit Facility is repaid and cash payments are permitted under the restricted payment covenants of the Indenture, the preferred return on the Series B Preferred Interest will accrue and will not be paid in cash. Commencing June 30, 2011, distributions must be made to the extent of the positive capital account of the holder. During the second and third quarters of 1999, Interface Holding contributed $37.3 million and $7.1 million, respectively, in cash in exchange for an additional Series B Preferred Interest. During the three and nine month periods ended September 30, 2002 and September 30, 2001, $6.0 million and $17.3 million, and $5.3 million and $15.4 million, respectively, were accrued on the Series B Preferred Interest related to the contributions made. Since 1997, no distributions of preferred interest or preferred return have been paid on the Series B Preferred Interest.

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

     The Company and the Construction Manager commenced a trial in state court in Clark County, Nevada to litigate certain of their respective claims in August 2002. Many of the remaining claims between the parties that are the subject of the state court action and the federal court action, will be proceeding concurrently in independent arbitration hearings. It is not yet possible to determine a range of loss or the ultimate outcome of the litigation. If any litigation or other lien proceedings concerning the claims of the Construction Manager or its subcontractors were decided adversely to the Company, such litigation or other lien proceedings could have a material adverse effect on the financial condition, results of operations or cash flows of the Company to the extent such litigation or lien proceedings are not covered by the Insurance Policy.

     Macau Joint Venture and Internet Gaming
     ---------------------------------------

     On June 26, 2002, the Company announced that a joint venture comprised of Venetian Macau and a group of Macau and Hong Kong-based investors had entered into a final concession contract with the Government of the Macau Special Administrative Region of the People's Republic of China to operate casinos in Macau. Through September 30, 2002, the Company had incurred developmental expenses of $4.7 million in connection with the proposed Macau project. Venetian Macau continues to negotiate the final terms of a joint venture and management expects that those negotiations will be concluded in the fourth quarter of 2002. The final terms of a joint venture agreement will likely include financial obligations to the joint venture and/or to the Government of Macau or Venetian Macau will likely be obligated to pay for certain costs of developing and constructing the contemplated casinos in Macau. Under the Indenture, the Company is permitted to make investments in the amount of $40.0 million in, and extend guarantees with respect to $90.0 million of indebtedness and/or obligations of, its Macau subsidiaries. The Company may use cash received from the following sources to fund the Macau venture:

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

     The Company has also entered into a joint venture agreement to assess the feasibility of and develop an Internet gaming site. The Company has initiated the application process for an Internet gaming license in Alderney, but has not yet been granted such a license or established any operations. The Company estimates that it is committed to contribute approximately $1.0 million, approximately one-third of the required capital, to the joint venture during the next year. After recovery of each partner's initial capital contribution, the Company will receive 50% to 80% of the net profit of the joint venture, based upon an increasing scale of net profit (if any). The joint venture provides that the agreement will be automatically terminated should the Company fail to obtain or maintain any required regulatory approvals or existing gaming licenses from Alderney, the Nevada gaming authorities or any other applicable jurisdiction prior to launching its operations or determine that any such approvals or licenses could be jeopardized.

Note 7   Summarized Financial Information

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

     Separate  financial  statements and other  disclosures  concerning  each of
Venetian and the Subsidiary Guarantors are not presented below because management believes that they are not material to investors. Summarized financial information of LVSI, Venetian, the Subsidiary Guarantors and the non-guarantor subsidiaries on a combined basis as of September 30, 2002 and December 31, 2001, and for the three and nine month periods ended September 30, 2002 and September 30, 2001, is as follows (in thousands):

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 7 Summarized Financial Information (continued)



                                                 CONDENSED BALANCE SHEETS
                                                    September 30, 2002


                                                                                    GUARANTOR SUBSIDIARIES
                                                                          ---------------------------------------
                                                                          Lido          Mall          Venetian
                                                           Venetian       Intermediate  Intermediate  Venture
                                            Las Vegas      Casino         Holding       Holding       Development
                                            Sands, Inc     Resort LLC     Company LLC   Company LLC   LLC
                                            -----------    -----------    -----------   -----------   -----------
Cash and cash equivalents ...............   $    76,819    $    11,409    $         3   $         3   $      --
Restricted cash and investments .........          --           14,908           --            --            --
Intercompany receivable .................          --           11,079           --            --            --
Accounts receivable, net ................        36,016         14,530           --            --            --
Inventories .............................          --            4,576           --            --            --
Prepaid expenses ........................           606          2,610           --            --            --
                                            -----------    -----------    -----------   -----------   -----------
  Total current assets ..................       113,441         59,112              3             3          --

Property and equipment, net .............          --          909,905           --            --           1,258
Investment in Subsidiaries ..............       951,443        109,959           --            --            --
Deferred offering costs, net ............          --           36,197           --            --            --
Restricted cash and investments .........          --          140,614           --            --            --
Other assets, net .......................         3,868         23,493           --            --            --
                                            -----------    -----------    -----------   -----------   -----------
                                            $ 1,068,752    $ 1,279,280    $         3   $         3   $     1,258
                                            ===========    ===========    ===========   ===========   ===========
Accounts payable ........................   $     1,657    $    14,353    $      --     $      --     $      --
Construction payable ....................          --           17,284           --            --            --
Construction payable-contested ..........          --            7,232           --            --            --
Intercompany payables ...................         9,486           --             --            --            --
Accrued interest payable ................          --           30,501           --            --            --
Other accrued liabilities ...............        13,581         51,221           --            --            --
Current maturities of long-term debt (3)          2,500          2,500           --            --            --
                                            -----------    -----------    -----------   -----------   -----------
  Total current liabilities .............        27,224        123,091           --            --            --

Other long-term liabilities .............                        1,201           --            --            --
Long-term debt (3) ......................     1,096,875      1,096,875           --            --            --
                                            -----------    -----------    -----------   -----------   -----------
                                              1,124,099      1,221,167           --            --            --
                                            -----------    -----------    -----------   -----------   -----------
Redeemable Preferred Interest in Venetian          --          206,108           --            --            --
                                            -----------    -----------    -----------   -----------   -----------
Stockholders' equity (deficit) ..........       (55,347)      (147,995)             3             3         1,258
                                            -----------    -----------    -----------   -----------   -----------
                                            $ 1,068,752    $ 1,279,280    $         3   $         3   $     1,258
                                            -----------    -----------    -----------   -----------   -----------

---------------
(1)  The Mall II Subsidiary was not formed until May 31, 2002, in preparation for the Refinancing Transactions.  The Mall
     Assets were  transferred to the Mall II Subsidiary on June 4, 2002. Mall  Construction,  Grand Canal Shops Mall, LLC
     and the Mall Subsidiary had no assets and liabilities as of September 30, 2002.
(2)  Land with a historical cost basis of $29.2 million was transferred from Venetian,  a co-obligor of the Notes, to the
     Phase II  Subsidiary,  a  non-guarantor  subsidiary,  in  October  1998 and land with a value of $11.8  million  was indirectly contributed by the Principal Stockholder during December 1999.
(3)  As more fully  described in Note 4 Long-Term  Debt,  LVSI and Venetian are  co-obligors  of certain of the Company's indebtedness.  Accordingly,  such  indebtedness  has been  presented as an  obligation of both entities in the above balance sheets.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 7 Summarized Financial Information (continued)


                                CONDENSED BALANCE SHEETS (continued)
                                         September 30, 2002



                                                    NON-GUARANTOR SUBSIDIARIES
                                            -----------------------------------------
                                                          Other Non-
                                            Grand Canal   Guarantor      Consolidating/
                                            Shops II      Subsidiaries   Eliminating
                                            LLC (1)       (2)            Entries        Total
                                            -----------   -----------    -----------    -----------
Cash and cash equivalents ...............   $     7,309    $        99    $      --     $    95,642
Restricted cash and investments .........         1,810          --             --           16,718
Intercompany receivable .................          --            --          (11,079)          --
Accounts receivable, net ................           733          --             --           51,279
Inventories .............................          --            --             --            4,576
Prepaid expenses ........................           534          --             --            3,750
                                            -----------    -----------    -----------   -----------
  Total current assets ..................        10,386            99        (11,079)       171,965

Property and equipment, net .............       132,804        82,669           --        1,126,636
Investment in Subsidiaries ..............          --            --       (1,061,402)          --
Deferred offering costs, net ............         2,883          --             --           39,080
Restricted cash and investments .........          --            --             --          140,614
Other assets, net .......................         3,406          --             --           30,767
                                            -----------    -----------    -----------   -----------
                                            $   149,479    $    82,768    $(1,072,481)  $ 1,509,062
                                            ===========    ===========    ===========   ===========
Accounts payable ........................   $       198    $     --       $     --      $    16,208
Construction payable ....................          --            --             --           17,284
Construction payable-contested ..........          --            --             --            7,232
Intercompany payables ...................         1,593          --          (11,079)          --
Accrued interest payable ................           192          --             --           30,693
Other accrued liabilities ...............         1,375            73           --           66,250
Current maturities of long-term debt (3)           --            --           (2,500)         2,500
                                            -----------    -----------    -----------   -----------
  Total current liabilities .............         3,358            73        (13,579)       140,167

Other long-term liabilities .............            58          --            --             1,259
Long-term debt (3) ......................       120,000          --       (1,096,875)     1,216,875
                                            -----------    -----------    -----------   -----------
                                                123,416            73     (1,110,454)     1,358,301
                                            -----------    -----------    -----------   -----------
Redeemable Preferred Interest in Venetian          --            --             --          206,108
                                            -----------    -----------    -----------   -----------
Stockholders' equity (deficit) ..........        26,063        82,695         37,973        (55,347)
                                            -----------    -----------    -----------   -----------
                                            $   149,479    $   82,768     $(1,072,481)  $ 1,509,062
                                            ===========    ===========    ===========   ===========

---------------
(1)  The Mall II Subsidiary was not formed until May 31, 2002, in preparation for the Refinancing Transactions.  The Mall
     Assets were  transferred to the Mall II Subsidiary on June 4, 2002. Mall  Construction,  Grand Canal Shops Mall, LLC
     and the Mall Subsidiary had no assets and liabilities as of September 30, 2002.
(2)  Land with a historical cost basis of $29.2 million was transferred from Venetian,  a co-obligor of the Notes, to the
     Phase II  Subsidiary,  a  non-guarantor  subsidiary,  in  October  1998 and land with a value of $11.8  million  was indirectly contributed by the Principal Stockholder during December 1999.
(3)  As more fully  described in Note 4 Long-Term  Debt,  LVSI and Venetian are  co-obligors  of certain of the Company's indebtedness.  Accordingly,  such  indebtedness  has been  presented as an  obligation of both entities in the above balance sheets.


LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 7 Summarized Financial Information (continued)


                                              CONDENSED BALANCE SHEETS
                                                 December 31, 2001


                                                                                    GUARANTOR SUBSIDIARIES
                                                                          ----------------------------------------
                                                                          Lido          Mall          Venetian
                                                           Venetian       Intermediate  Intermediate  Venture
                                            Las Vegas      Casino         Holding       Holding       Development
                                            Sands, Inc.    Resort LLC     Company LLC   Company LLC   LLC
                                            -----------    -----------    -----------   -----------   ------------
Cash and cash equivalents ...............   $    37,367    $     7,806    $         4   $         4   $      --
Restricted cash and investments .........          --            1,528           --            --            --
Intercompany receivable .................         6,772           --             --            --            --
Accounts receivable, net ................        37,416         18,240           --            --            --
Inventories .............................          --            4,747           --            --            --
Prepaid expenses ........................           546          2,953           --            --            --
                                            -----------    -----------    -----------   -----------   ------------
  Total current assets ..................        82,101         35,274              4             4          --

Property and equipment, net .............          --          878,239           --            --            --
Investment in Subsidiaries ..............       692,100         86,657           --            --            --
Deferred offering costs, net ............          --           16,250           --            --            --
Other assets, net .......................         3,771         25,691           --            --            --
                                            -----------    -----------    -----------   -----------   ------------
                                            $   777,972    $ 1,042,111    $         4   $         4   $      --
                                            ===========    ===========    ===========   ===========   ============
Accounts payable ........................   $     2,880    $    33,105    $      --     $      --     $      --
Construction payable ....................          --           22,955           --            --            --
Construction payable-contested ..........          --            7,232           --            --            --
Intercompany payables ...................          --            7,345           --            --            --
Accrued interest payable ................          --            9,125           --            --            --
Other accrued liabilities ...............        21,249         47,074           --            --            --
Current maturities of long-term debt (3)         23,021         23,021           --            --            --
                                            -----------    -----------    -----------   -----------   ------------
  Total current liabilities .............        47,150        149,857           --            --            --

Other long-term liabilities .............          --            3,274           --            --            --
Long-term debt (3) ......................       741,813        741,813           --            --            --
Long-term subordinated loans payable to
  Principal Stockholder .................          --           31,123           --            --            --
                                            -----------    -----------    -----------   -----------   ------------
                                                788,963        926,067           --            --            --
                                            -----------    -----------    -----------   -----------   ------------
Redeemable Preferred Interest in Venetian          --          188,778           --            --            --
                                            -----------    -----------    -----------   -----------   ------------
Stockholders' equity (deficit) ..........       (10,991)       (72,734)             4             4          --
                                            -----------    -----------    -----------   -----------   ------------
                                            $   777,972    $ 1,042,111    $         4   $         4   $      --
                                            ===========    ===========    ===========   ===========   ============


--------------
(1)  The Mall II Subsidiary was not formed until May 31, 2002, in  preparation  for the  Refinancing  Transactions.
     Neither Mall  Construction  nor Grand Canal Shops Mall,  LLC had any assets or  liabilities as of December 31,
     2001.
(2)  Land with a historical cost basis of $29.2 million was transferred  from Venetian,  a co-obligor of the Notes, to the Phase II Subsidiary, a non-guarantor subsidiary, in October 1998 and land with a value of $11.8 million was indirectly contributed by the Principal Stockholder during December 1999.
(3)  As more fully  described  in Note 4  Long-Term  Debt,  LVSI and  Venetian  are  co-obligors  of certain of the
     Company's indebtedness. Accordingly, such indebtedness has been presented as an obligation of both entities in the above balance sheets.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 7 Summarized Financial Information (continued)


                                CONDENSED BALANCE SHEETS (continued)
                                          December 31, 2001



                                                   NON-GUARANTOR SUBSIDIARIES
                                            ----------------------------------------
                                                          Other Non-
                                            Grand Canal   Guarantor      Consolidating/
                                            Shops II      Subsidiaries   Eliminating
                                            LLC (1)       (2)            Entries        Total
                                            -----------   -----------    -----------    -----------
Cash and cash equivalents ...............   $     6,650   $     3,105    $      --      $    54,936
Restricted cash and investments .........         1,118          --             --            2,646
Intercompany receivable .................          --           1,508         (8,280)          --
Accounts receivable, net ................         1,436          --             --           57,092
Inventories .............................          --            --             --            4,747
Prepaid expenses ........................           363          --             --            3,862
                                            -----------   -----------    -----------    -----------
  Total current assets ..................         9,567         4,613         (8,280)       123,283

Property and equipment, net .............       136,167        81,901           --        1,096,307
Investment in Subsidiaries ..............          --            --         (778,757)          --
Deferred offering costs, net ............         1,903           836           --           18,989
Other assets, net .......................         3,745          --             --           33,207
                                            -----------   -----------    -----------    -----------
                                            $   151,382   $    87,350    $  (787,037)   $ 1,271,786
                                            ===========   ===========    ===========    ===========
Accounts payable ........................   $       368   $      --      $      --      $    36,353
Construction payable ....................          --           3,160           --           26,115
Construction payable-contested ..........          --            --             --            7,232
Intercompany payables ...................           935          --           (8,280)          --
Accrued interest payable ................           872            11           --           10,008
Other accrued liabilities ...............         1,647            65           --           70,035
Current maturities of long-term debt (3)        105,000         1,092        (23,021)       129,113
                                            -----------   -----------    -----------    -----------
  Total current liabilities .............       108,822         4,328        (31,301)       278,856

Other long-term liabilities .............          --            --             --            3,274
Long-term debt (3) ......................          --           3,933       (741,813)       745,746
Long-term subordinated loans payable to
  Principal Stockholder .................        35,000          --             --           66,123
                                            -----------   -----------    -----------    -----------
                                                143,822         8,261       (773,114)     1,093,999
                                            -----------   -----------    -----------    -----------
Redeemable Preferred Interest in Venetian          --            --             --          188,778
                                            -----------   -----------    -----------    -----------
Stockholders' equity (deficit) ..........         7,560        79,089        (13,923)       (10,991)
                                            -----------   -----------    -----------    -----------
                                            $   151,382   $    87,350    $  (787,037)   $ 1,271,786
                                            ===========   ===========    ===========    ===========


--------------
(1)  The Mall II Subsidiary was not formed until May 31, 2002, in  preparation  for the  Refinancing  Transactions.
     Neither Mall  Construction  nor Grand Canal Shops Mall,  LLC had any assets or  liabilities as of December 31,
     2001.
(2)  Land with a historical cost basis of $29.2 million was transferred  from Venetian,  a co-obligor of the Notes, to the Phase II Subsidiary, a non-guarantor subsidiary, in October 1998 and land with a value of $11.8 million was indirectly contributed by the Principal Stockholder during December 1999.
(3)  As more fully  described  in Note 4  Long-Term  Debt,  LVSI and  Venetian  are  co-obligors  of certain of the
     Company's indebtedness. Accordingly, such indebtedness has been presented as an obligation of both entities in the above balance sheets.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)


Note 7 Summarized Financial Information (continued)


                                        CONDENSED STATEMENT OF OPERATIONS
                                  For the three months ended September 30, 2002


                                                                                       GUARANTOR SUBSIDIARIES
                                                                             -------------------------------------
                                                                             Lido         Mall         Venetian
                                                                Venetian     Intermediate Intermediate Venture
                                                   Las Vegas    Casino       Holding      Holding      Development
                                                   Sands, Inc.  Resort LLC   Company LLC  Company LLC  LLC
                                                   -----------  ----------   ------------ -----------  -----------
Revenues:
  Casino .......................................   $  80,086    $    --      $    --      $    --      $    --
  Room .........................................        --         47,592         --           --           --
  Food and beverage ............................        --         15,305         --           --           --
  Casino rental revenues from LVSI .............        --         10,632         --           --           --
  Retail and other .............................         164        8,642         --           --           --
                                                   ---------    ---------    ---------    ---------    ---------
  Total revenues ...............................      80,250       82,171         --           --           --
Less promotional allowances ....................        --           (998)        --           --           --
                                                   ---------    ---------    ---------    ---------    ---------
  Net revenues .................................      80,250       81,173         --           --           --
                                                   ---------    ---------    ---------    ---------    ---------
Operating expenses:
  Casino .......................................      46,445         --           --           --           --
  Rooms ........................................        --         14,692         --           --           --
  Food and beverage ............................        --         10,397         --           --           --
  Retail and other .............................        --          5,221         --           --           --
  Provision for doubtful accounts ..............       3,891        1,350         --           --           --
  General and administrative ...................         534       24,360            1            1         --
  Corporate expense ............................       1,472        1,225         --           --           --
  Rental expense ...............................         211        1,167         --           --           --
  Pre-opening and developmental expense ........        --             (5)        --           --          1,031
  Depreciation and amortization ................        --          9,895         --           --           --
                                                   ---------    ---------    ---------    ---------    ---------
                                                      52,553       68,302            1            1        1,031
                                                   ---------    ---------    ---------    ---------    ---------
Operating income (loss) ........................      27,697       12,871           (1)          (1)      (1,031)
                                                   ---------    ---------    ---------    ---------    ---------
Other income (expense):
    Interest income ............................         121          942         --           --           --
    Interest expense, net of amounts capitalized        --        (28,054)        --           --           --
    Interest expense on indebtedness to
      Principal Stockholder ....................        --           --           --           --           --
    Other income (expense) .....................        --            202         --           --           --
    Loss on early retirement of debt ...........        --         (8,629)        --           --           --
    Income (loss) from equity investment
      in Grand Canal Shops II ..................          69        2,227         --           --           --
    Income (loss) from equity investment in
      VCR and subsidiaries .....................     (27,477)      (1,033)        --           --           --
                                                   ---------    ---------    ---------    ---------    ---------
Income (loss) before preferred return ..........         410      (21,474)          (1)          (1)      (1,031)

Preferred return on Redeemable Preferred
    Interest in Venetian .......................        --         (6,003)        --           --           --
                                                   ---------    ---------    ---------    ---------    ---------
Net income (loss) ..............................   $     410    $ (27,477)   $      (1)   $      (1)   $  (1,031)
                                                   =========    =========    =========    =========    =========

--------------
(1)  The Mall II Subsidiary was not formed until May 31, 2002, in preparation for the  Refinancing  Transactions.
     The Mall Assets were transferred to the Mall II Subsidiary on June 4, 2002. Mall  Construction,  Grand Canal
     Shops Mall, LLC and the Mall Subsidiary had no revenues or expenses as of September 30, 2002.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)


Note 7 Summarized Financial Information (continued)


                            CONDENSED STATEMENT OF OPERATIONS (continued)
                            For the three months ended September 30, 2002



                                                          NON-GUARANTOR SUBSIDIARIES
                                                   --------------------------------------
                                                   Grand Canal  Other Non-   Consolidating/
                                                   Shops II     Guarantor    Eliminating
                                                   LLC (1)      Subsidiaries Entries      Total
                                                   -----------  ------------ ------------ ---------
Revenues:
  Casino .......................................   $    --      $    --      $    --      $  80,086
  Room .........................................        --           --           --         47,592
  Food and beverage ............................        --           --           --         15,305
  Casino rental revenues from LVSI .............        --           --        (10,632)        --
  Retail and other .............................       9,643         --           (346)      18,103
                                                   ---------    ---------    ---------    ---------
  Total revenues ...............................       9,643         --        (10,978)     161,086
Less promotional allowances ....................        --           --         (7,332)      (8,330)
                                                   ---------    ---------    ---------    ---------
  Net revenues .................................       9,643         --        (18,310)     152,756
                                                   ---------    ---------    ---------    ---------
Operating expenses:
  Casino .......................................        --           --        (14,567)      31,878
  Rooms ........................................        --           --         (1,190)      13,502
  Food and beverage ............................        --           --         (2,068)       8,329
  Retail and other .............................       3,672         --           (346)       8,547
  Provision for doubtful accounts ..............          25         --           --          5,266
  General and administrative ...................         533         --           (139)      25,290
  Corporate expense ............................        --           --           --          2,697
  Rental expense ...............................         628         --           --          2,006
  Pre-opening and developmental expense ........        --           --           --          1,026
  Depreciation and amortization ................       1,171         --           --         11,066
                                                   ---------    ---------    ---------    ---------
                                                       6,029         --        (18,310)     109,607
                                                   ---------    ---------    ---------    ---------
Operating income (loss) ........................       3,614         --           --         43,149
                                                   ---------    ---------    ---------    ---------
Other income (expense):
    Interest income ............................          16         --           --          1,079
    Interest expense, net of amounts capitalized      (1,412)        --           --        (29,466)
    Interest expense on indebtedness to
      Principal Stockholder ....................        --           --           --           --
    Other income (expense) .....................          78         --           --            280
    Loss on early retirement of debt ...........        --           --           --         (8,629)
    Income (loss) from equity investment
      in Grand Canal Shops II ..................        --           --         (2,296)        --
    Income (loss) from equity investment in
      VCR and subsidiaries .....................        --           --         28,510         --
                                                   ---------    ---------    ---------    ---------
Income (loss) before preferred return ..........       2,296         --         26,214        6,413

Preferred return on Redeemable Preferred
    Interest in Venetian .......................        --           --           --         (6,003)
                                                   ---------    ---------    ---------    ---------
Net income (loss) ..............................   $   2,296    $    --      $  26,214    $     410
                                                   =========    =========    =========    =========

------------
(1)  The Mall II Subsidiary  was not formed until May 31, 2002, in preparation  for the  Refinancing
     Transactions.  The Mall Assets were transferred to the Mall II Subsidiary on June 4, 2002. Mall
     Construction,  Grand Canal Shops Mall, LLC and the Mall  Subsidiary had no revenues or expenses as of September 30, 2002.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)


Note 7 Summarized Financial Information (continued)


                                  CONDENSED STATEMENT OF OPERATIONS
                            For the three months ended September 30, 2001


                                                                                       GUARANTOR SUBSIDIARIES
                                                                             ---------------------------------------
                                                                             Lido          Mall          Venetian
                                                                Venetian     Intermediate  Intermediate  Venture
                                                   Las Vegas    Casino       Holding       Holding       Development
                                                   Sands, Inc   Resort LLC   Company LLC   Company LLC   LLC
                                                   ----------   ----------   ------------  ------------  -----------
Revenues:
  Casino .......................................   $  61,392    $    --      $    --       $    --       $    --
  Room .........................................        --         43,688         --            --            --
  Food and beverage ............................        --         11,731         --            --            --
  Casino rental revenue from LVSI ..............        --         11,563         --            --            --
  Retail and other .............................         179        8,071         --            --            --
                                                   ---------    ---------    ---------     ---------     ---------
  Total revenues ...............................      61,571       75,053         --            --            --
Less promotional allowances ....................        --         (1,662)        --            --            --
                                                   ---------    ---------    ---------     ---------     ---------
  Net revenues .................................      61,571       73,391         --            --            --
                                                   ---------    ---------    ---------     ---------     ---------
Operating expenses:
  Casino .......................................      50,052         --           --            --            --
  Rooms ........................................        --         13,535         --            --            --
  Food and beverage ............................        --          8,902         --            --            --
  Retail and other .............................        --          5,717         --            --            --
  Provision for doubtful accounts ..............       5,501          266         --            --            --
  General and administrative ...................         674       22,359         --            --            --
  Corporate expense ............................        (233)         996         --            --            --
  Rental expense ...............................         287        1,235         --            --            --
  Depreciation and amortization ................        --          8,667         --            --            --
                                                   ---------    ---------    ---------     ---------     ---------
                                                      56,281       61,677         --            --            --
                                                   ---------    ---------    ---------     ---------     ---------
Operating income (loss) ........................       5,290       11,714         --            --            --
                                                   ---------    ---------    ---------     ---------     ---------
Other income (expense):
    Interest income ............................         104          192         --            --            --
    Interest expense, net of amounts capitalized        --        (22,146)        --            --            --
    Interest expense on indebtedness to
      Principal Stockholder ....................        --           (855)        --            --            --
    Loss on early retirement of debt ...........        --         (1,383)        --            --            --
    Income (loss) from equity investment in
      Grand Canal Shops II .....................          (8)        (269)        --            --            --
    Income (loss) from equity investment in
      VCR and subsidiaries .....................     (18,091)          (1)        --            --            --
                                                   ---------    ---------    ---------     ---------     ---------
Income (loss) before preferred return ..........     (12,705)     (12,748)        --            --            --
                                                   ---------    ---------    ---------     ---------     ---------
Preferred return on Redeemable Preferred
    Interest in Venetian .......................        --         (5,343)        --            --            --
                                                   ---------    ---------    ---------     ---------     ---------
Net loss .......................................   $ (12,705)   $ (18,091)   $    --       $    --       $    --
                                                   =========    =========    =========     =========     =========

------------
(1)  The Mall II Subsidiary was not formed until May 31, 2002, in preparation for the Refinancing  Transactions.
     Neither Mall  Construction nor Grand Canal Shops Mall, LLC had any revenues or expenses as of September 30,
     2001.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)


Note 7 Summarized Financial Information (continued)


                                  CONDENSED STATEMENT OF OPERATIONS (continued)
                                  For the three months ended September 30, 2001



                                                          NON-GUARANTOR SUBSIDIARIES
                                                   ---------------------------------------
                                                   Grand Canal  Other Non-   Consolidating/
                                                   Shops II     Guarantor    Eliminating
                                                   LLC (1)      Subsidiaries Entries        Total
                                                   -----------  ------------ -------------  ---------
Revenues:
  Casino .......................................   $    --      $    --      $    --        $  61,392
  Room .........................................        --           --           --           43,688
  Food and beverage ............................        --           --           --           11,731
  Casino rental revenue from LVSI ..............        --           --        (11,563)          --
  Retail and other .............................       8,854         --           (321)        16,783
                                                   ---------    ---------    ---------      ---------
  Total revenues ...............................       8,854         --        (11,884)       133,594
Less promotional allowances ....................        --           --         (8,778)       (10,440)
                                                   ---------    ---------    ---------      ---------
  Net revenues .................................       8,854         --        (20,662)       123,154
                                                   ---------    ---------    ---------      ---------
Operating expenses:
  Casino .......................................        --           --        (16,238)        33,814
  Rooms ........................................        --           --         (1,120)        12,415
  Food and beverage ............................        --           --         (2,569)         6,333
  Retail and other .............................       3,371         --           (243)         8,845
  Provision for doubtful accounts ..............        --           --           --            5,767
  General and administrative ...................         369            1         (492)        22,911
  Corporate expense ............................        --           --           --              763
  Rental expense ...............................         552         --           --            2,074
  Depreciation and amortization ................       1,160         --           --            9,827
                                                   ---------    ---------    ---------      ---------
                                                       5,452            1      (20,662)       102,749
                                                   ---------    ---------    ---------      ---------
Operating income (loss) ........................       3,402           (1)        --           20,405
                                                   ---------    ---------    ---------      ---------
Other income (expense):
    Interest income ............................          33         --           --              329
    Interest expense, net of amounts capitalized      (2,460)        --           --          (24,606)
    Interest expense on indebtedness to
      Principal Stockholder ....................      (1,252)        --           --           (2,107)
    Loss on early retirement of debt ...........        --           --           --           (1,383)
    Income (loss) from equity investment in
      Grand Canal Shops II .....................        --           --            277           --
    Income (loss) from equity investment in
      VCR and subsidiaries .....................        --           --         18,092           --
                                                   ---------    ---------    ---------      ---------
Income (loss) before preferred return ..........        (277)          (1)      18,369         (7,362)

Preferred return on Redeemable Preferred
    Interest in Venetian .......................        --           --           --           (5,343)
                                                   ---------    ---------    ---------      ---------
Net loss .......................................   $    (277)   $      (1)   $  18,369      $ (12,705)
                                                   =========    =========    =========      =========


--------------
(1)  The Mall II Subsidiary was not formed until May 31, 2002, in preparation for the Refinancing  Transactions.
     Neither Mall  Construction nor Grand Canal Shops Mall, LLC had any revenues or expenses as of September 30,
     2001.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)


Note 7 Summarized Financial Information (continued)


                                        CONDENSED STATEMENT OF OPERATIONS
                                  For the nine months ended September 30, 2002


                                                                                       GUARANTOR SUBSIDIARIES
                                                                              --------------------------------------
                                                                              Lido         Mall         Venetian
                                                                 Venetian     Intermediate Intermediate Venture
                                                    Las Vegas    Casino       Holding      Holding      Development
                                                    Sands, Inc   Resort LLC   Company LLC  Company LLC  LLC
                                                    ----------   ----------   -----------  -----------  -----------
Revenues:
  Casino ........................................   $ 177,379    $    --      $    --      $    --      $    --
  Room ..........................................        --        156,605         --           --           --
  Food and beverage .............................        --         54,838         --           --           --
  Casino rental revenues from LVSI ..............        --         33,163         --           --           --
  Retail and other ..............................       1,733       25,613         --           --           --
                                                    ---------    ---------    ---------    ---------    ---------
  Total revenues ................................     179,112      270,219         --           --           --
Less promotional allowances .....................        --         (2,763)        --           --           --
                                                    ---------    ---------    ---------    ---------    ---------
  Net revenues ..................................     179,112      267,456         --           --           --
                                                    ---------    ---------    ---------    ---------    ---------
Operating expenses:
  Casino ........................................     132,487         --           --           --           --
  Rooms .........................................        --         43,387         --           --           --
  Food and beverage .............................        --         33,053         --           --           --
  Retail and other ..............................        --         14,257         --           --           --
  Provision for doubtful accounts ...............       9,015        4,500         --           --           --
  General and administrative ....................       1,954       66,729            1            1         --
  Corporate expense .............................       4,409        3,111         --           --           --
  Rental expense ................................         673        6,473         --           --           --
  Pre-opening and developmental expense .........        --           --           --           --          3,097
  Depreciation and amortization .................        --         29,499         --           --           --
                                                    ---------    ---------    ---------    ---------    ---------
                                                      148,538      201,009            1            1        3,097
                                                    ---------    ---------    ---------    ---------    ---------
Operating income (loss) .........................      30,574       66,447           (1)          (1)      (3,097)
                                                    ---------    ---------    ---------    ---------    ---------
Other income (expense):
    Interest income .............................         281        1,404         --           --           --
    Interest expense, net of amounts capitalized          (17)     (75,921)        --           --           --
    Interest expense on indebtedness to
      Principal Stockholder .....................        --         (1,914)        --           --           --
    Other income ................................        --            565         --           --           --
    Loss on early retirement of debt ............        --        (49,865)        --           --           --
    Income (loss) from equity investment in Grand
      Canal Shop II .............................          67        2,162         --           --           --
    Income (loss) from equity investment in
      VCR and subsidiaries ......................     (75,261)        (809)        --           --           --
                                                    ---------    ---------    ---------    ---------    ---------
Income (loss) before preferred return ...........     (44,356)     (57,931)          (1)          (1)      (3,097)

Preferred return on Redeemable Preferred
    Interest in Venetian ........................        --        (17,330)        --           --           --
                                                    ---------    ---------    ---------    ---------    ---------
Net income (loss) ...............................   $ (44,356)   $ (75,261)   $      (1)   $      (1)   $  (3,097)
                                                    =========    =========    =========    =========    =========

--------------
1)  The Mall II Subsidiary was not formed until May 31, 2002, in preparation for the Refinancing  Transactions.
     The Mall Assets were transferred to the Mall II Subsidiary on June 4, 2002. Mall Construction,  Grand Canal
     Shops Mall, LLC and the Mall Subsidiary had no revenues or expenses as of September 30, 2002.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)


Note 7 Summarized Financial Information (continued)


                                  CONDENSED STATEMENT OF OPERATIONS (continued)
                                  For the nine months ended September 30, 2002


                                                           NON-GUARANTOR SUBSIDIARIES
                                                    --------------------------------------
                                                    Grand Canal  Other Non-   Consolidating/
                                                    Shops II     Guarantor    Eliminating
                                                    LLC (1)      Subsidiaries Entries      Total
                                                    -----------  ------------ ------------ ----------
Revenues:
  Casino ........................................   $    --      $    --      $    --      $ 177,379
  Room ..........................................        --           --           --        156,605
  Food and beverage .............................        --           --           --         54,838
  Casino rental revenues from LVSI ..............        --           --        (33,163)        --
  Retail and other ..............................      27,262        3,333       (4,391)      53,550
                                                    ---------    ---------    ---------    ---------
  Total revenues ................................      27,262        3,333      (37,554)     442,372
Less promotional allowances .....................        --           --        (22,255)     (25,018)
                                                    ---------    ---------    ---------    ---------
  Net revenues ..................................      27,262        3,333      (59,809)     417,354
                                                    ---------    ---------    ---------    ---------
Operating expenses:
  Casino ........................................        --           --        (45,745)      86,742
  Rooms .........................................        --           --         (3,259)      40,128
  Food and beverage .............................        --           --         (6,004)      27,049
  Retail and other ..............................      10,303         --         (1,049)      23,511
  Provision for doubtful accounts ...............          25         --           --         13,540
  General and administrative ....................       1,416         --           (419)      69,682
  Corporate expense .............................        --           --           --          7,520
  Rental expense ................................       1,722         --         (3,333)       5,535
  Pre-opening and developmental expense .........        --           --           --          3,097
  Depreciation and amortization .................       3,516         --           --         33,015
                                                    ---------    ---------    ---------    ---------
                                                       16,982         --        (59,809)     309,819
                                                    ---------    ---------    ---------    ---------
Operating income (loss) .........................      10,280        3,333         --        107,535
                                                    ---------    ---------    ---------    ---------
Other income (expense):
    Interest income .............................          44         --           --          1,729
    Interest expense, net of amounts capitalized       (5,057)        (536)        --        (81,531)
    Interest expense on indebtedness to
      Principal Stockholder .....................      (2,096)        --           --         (4,010)
    Other income ................................          78         --           --            643
    Loss on early retirement of debt ............      (1,020)        (507)        --        (51,392)
    Income (loss) from equity investment in Grand
      Canal Shop II .............................        --           --         (2,229)        --
    Income (loss) from equity investment in
      VCR and subsidiaries ......................        --           --         76,070         --
                                                    ---------    ---------    ---------    ---------
Income (loss) before preferred return ...........       2,229        2,290       73,841      (27,026)

Preferred return on Redeemable Preferred
    Interest in Venetian ........................        --           --           --        (17,330)
                                                    ---------    ---------    ---------    ---------
Net income (loss) ...............................   $   2,229    $   2,290    $  73,841    $ (44,356)
                                                    =========    =========    =========    =========

--------------
(1)  The Mall II Subsidiary was not formed until May 31, 2002, in preparation for the Refinancing  Transactions.
     The Mall Assets were transferred to the Mall II Subsidiary on June 4, 2002. Mall Construction,  Grand Canal
     Shops Mall, LLC and the Mall Subsidiary had no revenues or expenses as of September 30, 2002.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)


Note 7 Summarized Financial Information (continued)


                                                 CONDENSED STATEMENT OF OPERATIONS
                                           For the nine months ended September 30, 2001


                                                                                                      GUARANTOR SUBSIDIARIES
                                                                                             -------------------------------------
                                                                                             Lido         Mall         Venetian
                                                                                Venetian     Intermediate Intermediate Venture
                                                                   Las Vegas    Casino       Holding      Holding      Development
                                                                   Sands, Inc   Resort LLC   Company LLC  Company LLC  LLC
                                                                   ----------   ----------   -----------  -----------  -----------
Revenues:
  Casino .......................................................   $ 174,133    $    --      $    --      $    --      $    --
  Room .........................................................        --        159,702         --           --           --
  Food and beverage ............................................        --         49,088         --           --           --
  Casino rental revenue from LVSI ..............................        --         34,410         --           --           --
  Retail and other .............................................         620       26,072         --           --           --
                                                                   ---------    ---------    ---------    ---------    ---------
  Total revenue ................................................     174,753      269,272         --           --           --
Less promotional allowances ....................................        --         (4,370)        --           --           --
                                                                   ---------    ---------    ---------    ---------    ---------
  Net revenues .................................................     174,753      264,902         --           --           --
                                                                   ---------    ---------    ---------    ---------    ---------

Operating expenses:
  Casino .......................................................     160,676         --           --           --           --
  Rooms ........................................................        --         42,972         --           --           --
  Food and beverage ............................................        --         30,705         --           --           --
  Retail and other .............................................        --         15,288         --           --           --
  Provision for doubtful accounts ..............................      14,390          266         --           --           --
  General and administrative ...................................       2,046       66,111         --           --           --
  Corporate expense ............................................       1,849        2,892         --           --           --
  Rental expense ...............................................         566        4,085         --           --           --
  Depreciation and amortization ................................        --         26,721         --           --           --
                                                                   ---------    ---------    ---------    ---------    ---------
                                                                     179,527      189,040         --           --           --
                                                                   ---------    ---------    ---------    ---------    ---------
Operating income (loss) ........................................      (4,774)      75,862         --           --           --
                                                                   ---------    ---------    ---------    ---------    ---------
Other income (expense):
    Interest income ............................................         491          541         --           --           --
    Interest expense, net of amounts capitalized ...............        --        (68,191)        --           --           --
    Interest expense on indebtedness to Principal Stockholder ..        --         (3,031)        --           --           --
    Loss on early retirement of debt ...........................        --         (1,383)        --           --           --
    Income (loss) from equity investment in Grand Canal Shops II         (53)      (1,730)        --           --           --
    Income (loss) from equity investment in VCR and subsidiaries     (13,356)          (1)        --           --           --
                                                                   ---------    ---------    ---------    ---------    ---------
Income (loss) before preferred return ..........................     (17,692)       2,067         --           --           --

Preferred return on Redeemable Preferred
    Interest in Venetian .......................................        --        (15,423)        --           --           --
                                                                   ---------    ---------    ---------    ---------    ---------
Net loss .......................................................   $ (17,692)   $ (13,356)   $    --      $    --      $    --
                                                                   =========    =========    =========    =========    =========


----------------
(1)  The Mall II Subsidiary  was not formed until May 31, 2002, in  preparation  for the  Refinancing  Transactions.  Neither Mall
     Construction nor Grand Canal Shops Mall, LLC had any revenues or expenses as of September 30, 2001.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)


Note 7 Summarized Financial Information (continued)


                                           CONDENSED STATEMENT OF OPERATIONS (continued)
                                           For the nine months ended September 30, 2001




                                                                           NON-GUARANTOR SUBSIDIARIES
                                                                   --------------------------------------
                                                                   Grand Canal  Other Non-   Consolidating/
                                                                   Shops II     Guarantor    Eliminating
                                                                   LLC (1)      Subsidiaries Entries      Total
                                                                   -----------  ------------ ------------ ---------
Revenues:
  Casino .......................................................   $    --      $    --      $    --      $ 174,133
  Room .........................................................        --           --           --        159,702
  Food and beverage ............................................        --           --           --         49,088
  Casino rental revenue from LVSI ..............................        --           --        (34,410)        --
  Retail and other .............................................      25,680         --           (859)      51,513
                                                                   ---------    ---------    ---------    ---------
  Total revenue ................................................      25,680         --        (35,269)     434,436
Less promotional allowances ....................................        --           --        (28,014)     (32,384)
                                                                   ---------    ---------    ---------    ---------
  Net revenues .................................................      25,680         --        (63,283)     402,052
                                                                   ---------    ---------    ---------    ---------
Operating expenses:
  Casino .......................................................        --           --        (50,706)     109,970
  Rooms ........................................................        --           --         (3,701)      39,271
  Food and beverage ............................................        --           --         (7,124)      23,581
  Retail and other .............................................       9,315         --           (727)      23,876
  Provision for doubtful accounts ..............................        --           --           --         14,656
  General and administrative ...................................       1,204            1       (1,025)      68,337
  Corporate expense ............................................        --           --           --          4,741
  Rental expense ...............................................       1,636         --           --          6,287
  Depreciation and amortization ................................       3,617         --           --         30,338
                                                                   ---------    ---------    ---------    ---------
                                                                      15,772            1      (63,283)     321,057
                                                                   ---------    ---------    ---------    ---------
Operating income (loss) ........................................       9,908           (1)        --         80,995
                                                                   ---------    ---------    ---------    ---------
Other income (expense):
    Interest income ............................................         103         --           --          1,135
    Interest expense, net of amounts capitalized ...............      (8,078)        --           --        (76,269)
    Interest expense on indebtedness to Principal Stockholder ..      (3,716)        --           --         (6,747)
    Loss on early retirement of debt ...........................        --           --           --         (1,383)
    Income (loss) from equity investment in Grand Canal Shops II        --           --          1,783         --
    Income (loss) from equity investment in VCR and subsidiaries        --           --         13,357         --
                                                                   ---------    ---------    ---------    ---------
Income (loss) before preferred return ..........................      (1,783)          (1)      15,140       (2,269)

Preferred return on Redeemable Preferred
    Interest in Venetian .......................................        --           --           --        (15,423)
                                                                   ---------    ---------    ---------    ---------

Net loss .......................................................   $  (1,783)   $      (1)   $  15,140    $ (17,692)
                                                                   =========    =========    =========    =========

----------------
(1)  The Mall II Subsidiary  was not formed until May 31, 2002, in  preparation  for the  Refinancing  Transactions.  Neither Mall
     Construction nor Grand Canal Shops Mall, LLC had any revenues or expenses as of September 30, 2001.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 7 Summarized Financial Information (continued)


                                           CONDENSED STATEMENTS OF CASH FLOWS
                                      For the nine months ended September 30, 2002


                                                                                          GUARANTOR SUBSIDIARIES
                                                                                   -------------------------------------
                                                                                   Lido         Mall         Venetian
                                                                      Venetian     Intermediate Intermediate Venture
                                                          Las Vegas   Casino       Holding      Holding      Development
                                                          Sands, Inc  Resort LLC   Company LLC  Company LLC  LLC
                                                          ----------  ----------   -----------  -----------  -----------
Net cash provided by (used in) operating activities ...   $  23,194   $  36,556    $      (1)   $      (1)   $  (3,097)
                                                          ---------   ---------    ---------    ---------    ---------
Cash flows from investing activities:

  Increase in restricted cash ($153.4 million for Phase
    1A construction) ..................................        --      (153,994)        --           --           --
  Capital expenditures ................................        --       (67,138)        --           --         (1,258)
  Dividend from Grand Canal Shops II LLC ..............        --        21,590         --           --           --
  Capital contributions to subsidiaries ...............        --       (43,535)        --           --           --
                                                          ---------   ---------    ---------    ---------    ---------
Net cash used in investing activities .................        --      (243,077)        --           --         (1,258)
                                                          ---------   ---------    ---------    ---------    ---------
Cash flows from financing activities:
  Dividend to Venetian Casino Resort LLC ..............        --          --           --           --           --
  Capital contribution from Venetian Casino Resort LLC         --          --           --           --          4,355
  Repayments on 12 1/4% mortgage notes ................        --      (425,000)        --           --           --
  Proceeds from 11% mortgage notes ....................        --       850,000         --           --           --
  Repayments on senior subordinated notes .............        --       (97,500)        --           --           --
  Proceeds from secured mall facility .................        --          --           --           --           --
  Repayments on mall-tranche A take-out loan ..........        --          --           --           --           --
  Repayments on mall-tranche B take-out loan ..........        --          --           --           --           --
  Repayments on completion guaranty loan ..............        --       (31,124)        --           --           --
  Repayments on senior secured credit facility-term B .        --          (625)        --           --           --
  Proceeds from senior secured credit facility-term B .        --       250,000         --           --           --
  Repayments on bank credit facility-term .............        --      (151,986)        --           --           --
  Repayments on bank credit facility-revolver .........        --       (61,000)        --           --           --
  Proceeds from bank credit facility-revolver .........        --        21,000         --           --           --
  Repayments on FF&E credit facility ..................        --       (53,735)        --           --           --
  Repayments on Phase II Subidiary credit facility ....        --          --           --           --           --
  Repayments on Phase II Subidiary unsecured bank loan         --          --           --           --           --
  Repurchase premiums incurred in connection with
    refinancing transctions ...........................        --       (33,478)        --           --           --
  Payments of deferred offering costs .................        --       (38,004)        --           --           --
  Net increase (decrease) in intercompany accounts ....      16,258     (18,424)        --           --           --
                                                          ---------   ---------    ---------    ---------    ---------
Net cash provided by (used in) financing activities ...      16,258     210,124         --           --          4,355
                                                          ---------   ---------    ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents ......      39,452       3,603           (1)          (1)        --
Cash and cash equivalents at beginning of period ......      37,367       7,806            4            4         --
                                                          ---------   ---------    ---------    ---------    ---------
Cash and cash equivalents at end of period ............   $  76,819   $  11,409    $       3    $       3    $    --
                                                          =========   =========    =========    =========    =========


---------------
(1)  The Mall II Subsidiary was not formed until May 31, 2002, in preparation for the Refinancing Transactions. The Mall
     Assets were transferred to the Mall II Subsidiary on June 4, 2002. Mall  Construction,  Grand Canal Shops Mall, LLC
     and the Mall Subsidiary had no cash flows as of September 30, 2002.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 7 Summarized Financial Information (continued)


                                     CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                      For the nine months ended September 30, 2002


                                                                 NON-GUARANTOR SUBSIDIARIES
                                                          --------------------------------------
                                                          Grand Canal  Other Non-   Consolidating/
                                                          Shops II     Guarantor    Eliminating
                                                          LLC (1)      Subsidiaries Entries      Total
                                                          -----------  ------------ ------------ ---------
Net cash provided by (used in) operating activities ...   $   7,792    $   3,129    $    --      $  67,572
                                                          ---------    ---------    ---------    ---------
Cash flows from investing activities:

  Increase in restricted cash ($153.4 million for Phase
    1A construction) ..................................        (692)        --           --       (154,686)
  Capital expenditures ................................        (152)      (3,928)        --        (72,476)
  Dividend from Grand Canal Shops II LLC ..............        --           --        (21,590)        --
  Capital contributions to subsidiaries ...............        --           --         43,535         --
                                                          ---------    ---------    ---------    ---------
Net cash used in investing activities .................        (844)      (3,928)      21,945     (227,162)
                                                          ---------    ---------    ---------    ---------
Cash flows from financing activities:
  Dividend to Venetian Casino Resort LLC ..............     (21,590)        --         21,590         --
  Capital contribution from Venetian Casino Resort LLC       37,864        1,316      (43,535)        --
  Repayments on 12 1/4% mortgage notes ................        --           --           --       (425,000)
  Proceeds from 11% mortgage notes ....................        --           --           --        850,000
  Repayments on senior subordinated notes .............        --           --           --        (97,500)
  Proceeds from secured mall facility .................     120,000         --           --        120,000
  Repayments on mall-tranche A take-out loan ..........    (105,000)        --           --       (105,000)
  Repayments on mall-tranche B take-out loan ..........     (35,000)        --           --        (35,000)
  Repayments on completion guaranty loan ..............        --           --           --        (31,124)
  Repayments on senior secured credit facility-term B .        --           --           --           (625)
  Proceeds from senior secured credit facility-term B .        --           --           --        250,000
  Repayments on bank credit facility-term .............        --           --           --       (151,986)
  Repayments on bank credit facility-revolver .........        --           --           --        (61,000)
  Proceeds from bank credit facility-revolver .........        --           --           --         21,000
  Repayments on FF&E credit facility ..................        --           --           --        (53,735)
  Repayments on Phase II Subidiary credit facility ....        --         (3,933)        --         (3,933)
  Repayments on Phase II Subidiary unsecured bank loan         --         (1,092)        --         (1,092)
  Repurchase premiums incurred in connection with
    refinancing transctions ...........................        --           --           --        (33,478)
  Payments of deferred offering costs .................      (3,221)          (6)        --        (41,231)
  Net increase (decrease) in intercompany accounts ....         658        1,508         --           --
                                                          ---------    ---------    ---------    ---------
Net cash provided by (used in) financing activities ...      (6,289)      (2,207)     (21,945)     200,296
                                                          ---------    ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents ......         659       (3,006)        --         40,706
Cash and cash equivalents at beginning of period ......       6,650        3,105         --         54,936
                                                          ---------    ---------    ---------    ---------
Cash and cash equivalents at end of period ............   $   7,309    $      99    $    --      $  95,642
                                                          =========    =========    =========    =========

---------------
(1)  The Mall II Subsidiary was not formed until May 31, 2002, in preparation for the Refinancing Transactions. The Mall
     Assets were transferred to the Mall II Subsidiary on June 4, 2002. Mall  Construction,  Grand Canal Shops Mall, LLC
     and the Mall Subsidiary had no cash flows as of September 30, 2002.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 7 Summarized Financial Information (continued)


                                           CONDENSED STATEMENTS OF CASH FLOWS
                                      For the nine months ended September 30, 2001



                                                                                              GUARANTOR SUBSIDIARIES
                                                                                     ----------------------------------------
                                                                                     Lido          Mall           Venetian
                                                                        Venetian     Intermediate  Intermediate   Venture
                                                           Las Vegas    Casino       Holding       Holding        Development
                                                           Sands, Inc   Resort       LLC           Company LLC    Company LLC
                                                           ----------   ---------    ------------  ------------   -----------
Net cash provided by (used in) operating activities ....   $ (12,587)   $  46,799    $    --       $    --        $    --
                                                           ---------    ---------    ---------     ---------      ---------
Cash flows from investing activities:
  Increase in restricted cash ..........................        --            (47)        --            --             --
  Capital expenditures .................................        --        (41,009)        --            --             --
                                                           ---------    ---------    ---------     ---------      ---------
Net cash used in investing activities ..................        --        (41,056)        --            --             --
                                                           ---------    ---------    ---------     ---------      ---------
Cash flows from financing activities:
  Repayments on bank credit facility-tranche A term loan        --       (103,125)        --            --             --
  Repayments on bank credit facility-tranche B term loan        --        (49,750)        --            --             --
  Repayments on bank credit facility-tranche C term loan        --         (5,750)        --            --             --
  Proceeds from bank credit facility-tranche C term loan        --          5,750         --            --             --
  Repayments on bank credit facility-term ..............        --           (382)        --            --             --
  Proceeds from bank credit facility-term ..............        --        152,750         --            --             --
  Repayments on bank credit facility-revolver ..........        --         (8,000)        --            --             --
  Proceeds from bank credit facility-revolver ..........        --         48,000         --            --             --
  Repayments on FF&E credit facility ...................        --        (16,121)        --            --             --
  Proceeds from Phase II Subsidiary unsecured bank loan         --           --           --            --             --
  Payments of deferred offering costs ..................        --         (4,697)        --            --             --
  Net increase (decrease) in intercompany accounts .....      (6,424)       6,283         --            --             --
                                                           ---------    ---------    ---------     ---------      ---------
Net cash provided by (used in) financing activities ....      (6,424)      24,958         --            --             --
                                                           ---------    ---------    ---------     ---------      ---------
Increase (decrease) in cash and cash equivalents .......     (19,011)      30,701         --            --             --
Cash and cash equivalents at beginning of period .......      35,332        4,260            4             4           --
                                                           ---------    ---------    ---------     ---------      ---------
Cash and cash equivalents at end of period .............   $  16,321    $  34,961    $       4     $       4      $    --
                                                           =========    =========    =========     =========      =========


---------------
(1)  The Mall II Subsidiary was not formed until May 31, 2002, in preparation for the Refinancing Transactions.  Neither
     Mall Construction nor Grand Canal Shops Mall, LLC had any cash flows as of September 30, 2001.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 7 Summarized Financial Information (continued)


                                     CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                      For the nine months ended September 30, 2001



                                                                  NON-GUARANTOR SUBSIDIARIES
                                                           ---------------------------------------
                                                           Grand Canal  Other Non-   Consolidating/
                                                           Shops II     Guarantor    Eliminating
                                                           LLC          Subsidiaries Entries       Total
                                                           -----------  ------------ ------------- ---------
Net cash provided by (used in) operating activities ....   $   1,416    $      90    $    --       $  35,718
                                                           ---------    ---------    ---------     ---------
Cash flows from investing activities:
  Increase in restricted cash ..........................         (35)        --           --             (82)
  Capital expenditures .................................        (356)        (855)        --         (42,220)
                                                           ---------    ---------    ---------     ---------
Net cash used in investing activities ..................        (391)        (855)        --         (42,302)
                                                           ---------    ---------    ---------     ---------
Cash flows from financing activities:
  Repayments on bank credit facility-tranche A term loan        --           --           --        (103,125)
  Repayments on bank credit facility-tranche B term loan        --           --           --         (49,750)
  Repayments on bank credit facility-tranche C term loan        --           --           --          (5,750)
  Proceeds from bank credit facility-tranche C term loan        --           --           --           5,750
  Repayments on bank credit facility-term ..............        --           --           --            (382)
  Proceeds from bank credit facility-term ..............        --           --           --         152,750
  Repayments on bank credit facility-revolver ..........        --           --           --          (8,000)
  Proceeds from bank credit facility-revolver ..........        --           --           --          48,000
  Repayments on FF&E credit facility ...................        --           --           --         (16,121)
  Proceeds from Phase II Subsidiary unsecured bank loan         --          1,092         --           1,092
  Payments of deferred offering costs ..................        --           (300)        --          (4,997)
  Net increase (decrease) in intercompany accounts .....         141         --           --            --
                                                           ---------    ---------    ---------     ---------
Net cash provided by (used in) financing activities ....         141          792         --          19,467
                                                           ---------    ---------    ---------     ---------
Increase (decrease) in cash and cash equivalents .......       1,166           27         --          12,883
Cash and cash equivalents at beginning of period .......       2,972           34         --          42,606
                                                           ---------    ---------    ---------     ---------
Cash and cash equivalents at end of period .............   $   4,138    $      61    $    --       $  55,489
                                                           =========    =========    =========     ---------


---------------
(1)  The Mall II Subsidiary was not formed until May 31, 2002, in preparation for the Refinancing Transactions.  Neither
     Mall Construction nor Grand Canal Shops Mall, LLC had any cash flows as of September 30, 2001.

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

     During the third quarter of 2001 and several quarters this year, the Company's operating results were negatively impacted by a decline in tourism following the terrorist attacks of September 11, 2001 and an economic downturn. Consolidated net revenues for the three months ended September 30, 2002, however, were $152.8 million, representing an increase of $29.6 million of consolidated net revenues from the quarter ended September 30, 2001. This favorable comparison of the net revenue in the third quarter of 2002 to net revenue in the third quarter of 2001 is partially the result of the decline in visitation to Las Vegas after the September 11, 2001 terrorist attacks. Despite the decline in tourism and economic downturn, several of the Company's financial indicators continue to improve, due in large part to: (1) forward hotel room and meeting space bookings from conventions and trade shows at the Casino Resort;
(2) increased room  occupancies;  (3) a recurring  revenue stream from the Mall;
and (4) successful cost-cutting initiatives. Although the Company expects its results to continue to compare favorably with the third and fourth quarters of 2001 and early 2002, the extent to which decreased tourism and an economic downturn will directly or indirectly impact operating results in the future cannot be predicted, nor can the Company predict the extent to which future security alerts and/or additional terrorist attacks may impact operations.

     During 2001, the Company began designing, planning, permitting and constructing the Phase IA Addition. Due to the travel disruption to Las Vegas during the fourth quarter of 2001, the Company decided to suspend construction of the Phase IA Addition at that time. The Company continued certain designing, planning and permitting of the Phase IA Addition and, on June 4, 2002 upon the completion of the Refinancing Transactions, construction was re-commenced. The Company currently anticipates that the Phase IA Addition construction will be completed and the new facilities will be open for business in June 2003 with a remaining cost to complete of approximately $198.0 million. Due to the inherent risks in large construction projects, however, there can be no assurance that the Phase IA Addition will be constructed without any substantial delays or cost increases. The Phase IA Addition is being funded from the proceeds of the Senior Secured Credit Facility.

     On June 26, 2002, the Company announced that a joint venture comprised of Venetian Macau and a group of Macau and Hong Kong-based investors had entered into a final concession contract with the Government of the Macau Special Administrative Region of the People's Republic of China to operate casinos in Macau. Venetian Macau continues to negotiate the final terms of a joint venture and management expects that those negotiations will be concluded in the fourth quarter of 2002. The final terms of a joint venture agreement will likely include financial obligations to the joint venture and/or to the Government of Macau or Venetian Macau will likely be obligated to pay for certain costs of developing and constructing the contemplated casinos in Macau. Through September 30, 2002, the Company had incurred developmental expenses of $4.7 million in connection with the proposed Macau project.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The Company has also entered into a joint venture agreement to assess the feasibility of and develop an Internet gaming site. The Company has initiated the application process for an Internet gaming license in Alderney, but has not yet been granted such a license or established any operations. The Company estimates that it is committed to contribute approximately $1.0 million, approximately one-third of the required capital, to the joint venture during the next year. After recovery of each partner's initial capital contribution, the Company will receive 50% to 80% of the net profit of the joint venture, based upon an increasing scale of net profit (if any). The joint venture provides that the agreement will be automatically terminated should the Company fail to obtain any required regulatory approvals from Alderney, the Nevada gaming authorities or any other applicable jurisdiction prior to launching its operations.

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

Operating Results
-----------------

     Three Months Ended September 30, 2002 compared to Three Months Ended September 30, 2001

     Operating Revenues
     ------------------

     Consolidated net revenues for the third quarter of 2002 were $152.8 million, representing an increase of $29.6 million when compared with $123.2 million of consolidated net revenues during the third quarter of 2001. The increase in net revenues was due primarily to an increase of casino, hotel, food and beverage, retail and other revenues at the Casino Resort. This favorable comparison of net revenues for the third quarter of 2002 with net revenues for the 2001 third quarter is partially the result of the decline in visitation to Las Vegas after the September 11, 2001 terrorist attacks.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The Casino Resort's casino revenues were $80.1 million in the third quarter of 2002, an increase of $18.7 million when compared to $61.4 million of casino revenues during the third quarter of 2001. The increase was attributable to an increase in table games win percentage during the third quarter of 2002 as compared to the table games win percentage in the third quarter of 2001, and an increase in table games drop (volume) to $243.3 million in the third quarter of 2002 from $214.1 million during the third quarter of 2001. As more fully explained below, casino expenses (primarily variable costs associated with casino marketing) decreased, thus improving the profitability of the casino department.

     The Casino Resort achieved room revenues of $47.6 million during the third quarter of 2002, as compared to $43.7 million during the third quarter of 2001. The increase in hotel revenues was the result of an increase in occupancy rates, partially offset by a decline in average daily room rates. The Casino Resort's average daily room rate was $178 in the third quarter of 2002, as compared to $181 during the third quarter of 2001. The occupancy of available guestrooms was 96.6% during the third quarter of 2002, as compared to 87.1% during the third quarter of 2001. Revenue per available room (REVPAR) was $172 in the third quarter of 2002, as compared to $157 during the third quarter of 2001.

     Food and beverage, retail and other revenues were $33.4 million during the third quarter of 2002, as compared to $28.5 million during the third quarter of 2001. The increase was primarily attributable to an increase in banquet revenue associated with increased hotel occupancy.

     Operating Expenses
     ------------------

     Consolidated operating expenses were $109.6 million in the third quarter of 2002, as compared with $102.7 million during the third quarter of 2001. The increase was primarily attributable to an increase in hotel and food and beverage costs associated with higher hotel occupancy and increased general and administrative costs, offset by a decrease in casino marketing and incentive costs and casino payroll costs. The Company renewed its casualty and liability insurance coverage during April 2002 and incurred a substantial increase in premium cost. In addition, effective June 4, 2002, the Company was required by certain lenders in the Refinancing Transactions to obtain terrorism insurance coverage. The additional insurance premium costs are estimated to be $2.7 million per year. Corporate expenses totaled $2.7 million during the third quarter of 2002, as compared to $0.8 million during the third quarter of 2001. The increase in corporate expenses was the result of the adoption of an executive bonus program.

     Casino expenses were $31.9 million in the third quarter of 2002, as compared to $33.8 million during the third quarter of 2001. The decrease was primarily attributable to a reduction in casino marketing due to heightened selectivity of casino customers during the third quarter of 2002.

     Food and beverage, retail and other expenses during the third quarter of 2002 were $16.9 million as compared to $15.2 million during the third quarter of 2001. The increase was associated with an increase in banquet revenue during the third quarter of 2002, as compared to the third quarter of 2001.

     Rental  expenses,   primarily  related  to  the  Casino  Resort's  heating,
ventilation and air conditioning plant and rental gaming devices, were $2.0 million for the third quarter of 2002, as compared to $2.1 million in the third quarter of 2001.

     Interest Income (Expense)
     -------------------------

     Interest expense was $29.5 million in the third quarter of 2002, as compared to $26.7 million in the same period of 2001. Of the $29.5 million incurred during the third quarter of 2002, $28.1 million was related to the Casino Resort (excluding the Mall) and $1.4 million was related to the Mall. The increase in interest expense was attributable to additional borrowings from the Refinancing Transactions, offset by decreases in the average interest rates of outstanding debt and the capitalization of interest expense in connection with construction of the Phase IA Addition.

     Interest income for the quarter ended September 30, 2002 was $1.1 million, as compared to $0.3 million in the same period of 2001. The Company had other income of $0.3 million during the quarter ended September 30, 2002 resulting from a change in the market value of the Old Rate Cap Agreements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Nine Months Ended September 30, 2002 compared to Nine Months Ended September 30, 2001

     Operating Revenues
     ------------------

     Consolidated net revenues for the nine months ended September 30, 2002 were $417.4 million, representing an increase of $15.3 million when compared with $402.1 million of consolidated net revenues during the nine months ended September 30, 2001. The increase in net revenues was primarily due to an increase of casino, food and beverage, retail and other revenue at the Casino Resort, which was partially offset by a decrease in hotel revenues.

     The Casino Resort's casino revenues were $177.4 million for the nine months ended September 30, 2002, an increase of $3.3 million when compared to $174.1 million during the nine months ended September 30, 2001. The increase was attributable to an increase in table games win percentage as compared to the same period of the prior year, offset by decreased table games drop (volume) as compared to the same period of 2001. Table games drop (volume) decreased to $642.1 million for the nine months ended September 30, 2002 from $782.4 million during the nine months ended September 30, 2001.

     The Casino Resort's hotel occupancy percentages were 97.4% during the nine months ended September 30, 2002, as compared to 94.4% during the same period of 2001. The Casino Resort achieved room revenues during the nine months ended September 30, 2002 of $156.6 million, as compared to $159.7 million during the nine months ended September 30, 2001. The Casino Resort's average daily room rate was $195 for the nine months ended September 30, 2002, as compared to $205 during the nine months ended September 30, 2001. The decrease in room rates was partially the result of the decline in tourism following the terrorist attacks on September 11, 2001. Revenue per available room (REVPAR) was $190 during the nine months ended September 30, 2002, as compared to $194 during the nine months ended September 30, 2001.

     Food and beverage, retail and other revenues were $108.4 million during the nine months ended September 30, 2002, as compared to $100.6 million during the nine months ended September 30, 2001. The increase was primarily the result of increased banquet business associated with the increase in hotel occupancy.

     Operating Expenses
     ------------------

     Consolidated operating expenses were $309.8 million for the nine months ended September 30, 2002, as compared with $321.1 million during the nine months ended September 30, 2001. The decrease in operating expenses was primarily attributable to a reduction in casino marketing and incentive costs, promotional allowances and casino payroll costs associated with heightened selectivity of casino customers. Corporate expenses totaled $7.5 million during the nine months ended September 30, 2002, as compared to $4.7 million during the nine months ended September 30, 2001. The increase in corporate expenses was attributable to the adoption of an executive bonus program.

     Casino expenses were $86.7 million for the nine months ended September 30, 2002, as compared to $110.0 million during the same period of 2001. The decrease was primarily attributable to a reduction in casino marketing and incentive costs as well as decreases in payroll costs and gaming taxes. The decrease in marketing and incentive costs resulted from heightened selectivity of casino customers to improve casino operating margins and reduced table games drop (volume).

     Food and beverage, retail and other expenses during the nine months ended September 30, 2002 were $50.6 million as compared to $47.5 million during the nine months ended September 30, 2001. The increase was associated with an increase in banquet revenue during the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001.

     Rental expenses primarily related to the Casino Resort's heating, ventilation and air conditioning plant and rental of gaming devices for the nine months ended September 30, 2002 were $5.5 million. Rental expenses were $6.3 million for the nine months ended September 30, 2001. The decline in rental expenses was primarily attributable to reduced usage of rented or participation gaming devices during 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Interest Income (Expense)
     -------------------------

     Interest expense was $85.5 million for the nine months ended September 30, 2002, as compared to $83.0 million in the same period of 2001. Of the $85.5 million incurred during the nine months ended September 30, 2002, $77.8 million was related to the Casino Resort (excluding the Mall), $7.2 million was related to the Mall and $0.5 million was related to Phase II Subsidiary. The increase in interest expense was attributable to increased interest expense associated with additional borrowings from the Company's Refinancing Transactions net of decreases in the average interest rates of the Company's outstanding debt during the nine months ended September 30, 2002 and the capitalization of interest expense in connection with the Phase IA Addition.

     Interest income for the nine months ended September 30, 2002 was $1.7 million, as compared to $1.1 million in the same period in 2001. The increase was the result of higher invested cash balances.

Other Factors Affecting Earnings
--------------------------------

     Depreciation expense for the three and nine months ended September 30, 2002 was $11.1 million and $33.0 million, respectively, as compared to $9.8 million and $30.3 million in the three and nine months ended September 30, 2001, respectively. Each of the increases was attributable to placing various capital improvement projects into service during the fourth quarter of 2001, including the Guggenheim Museum projects.

     During the three and nine month periods ended September 30, 2002 and September 30, 2001, $6.0 million and $17.3 million, and $5.3 million and $15.4 million, respectively, were accrued on the Series B Preferred Interest related to the contributions made.

     During the three and nine month periods ended September 30, 2002, the Company incurred $1.0 million and $3.1 million, respectively, of pre-development expenses for the proposed Macau project.

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

Liquidity and Capital Resources
-------------------------------

     Cash Flow and Capital Expenditures
     ----------------------------------

     As of September 30, 2002 and December 31, 2001, the Company held unrestricted cash and cash equivalents of $95.6 million and $54.9 million, respectively. Net cash provided by operating activities for the nine months ended September 30, 2002 was $67.6 million, as compared to net cash provided by operating activities of $35.7 million for the nine months ended September 30, 2001.

     Capital expenditures during the nine months ended September 30, 2002 were $72.5 million, of which $49.7 million was attributable to construction of the Phase IA Addition and $1.3 million was attributable to the Macau project. Capital expenditures for the nine months ended September 30, 2001 were $42.2 million, of which $18.2 million was attributable to construction of the Phase IA Addition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The Company also held restricted cash balances of $157.3 million as of September 30, 2002. Of this amount, $153.4 million was held in restricted accounts and invested in cash or permitted investments by a disbursement agent for the Senior Secured Credit Facility lenders until required for Phase IA Addition project costs under the disbursement terms of the Senior Secured Credit Facility. In addition to the cash in the disbursement account, the Term A Facility provides for a delayed draw term loan of $50.0 million which the Company expects to draw upon in full by June 4, 2003 to pay Phase IA Addition project costs. The Company estimated that the cost to complete the Phase IA Addition as of September 30, 2002 was $198.0 million. The Company expects substantial completion to occur by June 2003. From inception of the Phase IA project in 2001 to September 30, 2002, the Company had paid approximately $67.9 million to complete the Phase IA Addition. The Company currently anticipates that the funds in the disbursement account and the delayed draw facility will be sufficient to pay for all of the remaining costs of the Phase IA Addition. Due to the inherent risks in large construction projects, however, there can be no assurance that the Phase IA Addition will be constructed without any substantial delays or cost increases.

Aggregate Indebtedness and Fixed Payment Obligations to the HVAC Provider
-------------------------------------------------------------------------

     The Company's total long-term indebtedness and its fixed payment obligations to Atlantic Pacific Las Vegas, LLC, the provider of heating and air conditioning to the Casino Resort and the Expo Center (the "HVAC Provider"), are summarized below for the twelve month periods ended September 30:


                                            2003         2004          2005           2006         2007       Thereafter
                                          -------      --------      --------       -------      --------     ----------
                                                                       (Dollars in Thousands)
Long -Term Indebtedness

  Mortgage Notes                          $    --      $     --      $    --        $    --      $    --      $ 850,000
  Senior Secured Credit Facility            2,500         2,500         2,500         2,500       120,000       119,375
  Secured Mall Facility                        --            --       120,000            --            --            --

Fixed Payment Obligations to the
HVAC Provider
  HVAC Provider fixed payments              7,657         7,657         7,657         7,657         7,657        13,400
                                          -------      --------      --------       -------      --------     ---------
  Total indebtedness and HVAC fixed
   payment obligations                    $10,157      $ 10,157      $130,157       $10,157      $127,657     $ 982,775
                                          =======      ========      ========       =======      ========     =========

     Under the terms of its existing indebtedness, the Company has debt service payments due aggregating $2.5 million during the next twelve months, representing principal payments on the Senior Secured Credit Facility. Based on current outstanding indebtedness and current interest rates on the Senior Secured Credit Facility and the Secured Mall Facility, the Company has estimated total interest payments during the next twelve months (excluding noncash amortization of debt offering costs) of approximately $105.7 million for indebtedness secured by the Casino Resort and approximately $4.7 million for indebtedness secured by the Mall.

     The Company also has fixed payments obligations due during the next twelve months of $7.7 million under its energy service agreements with the HVAC Provider. The total remaining payment obligation under this arrangement is $51.7 million, payable in equal monthly installments during the period of October 1, 2002 through July 1, 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Refinancing Transactions
     ------------------------

     On June 4, 2002, the Company issued $850.0 million in aggregate principal amount of Mortgage Notes in a private placement offering and entered into the Senior Secured Credit Facility in an aggregate amount of $375.0 million and the Secured Mall Facility in the aggregate amount of $105.0 million (subsequently increased to $120.0 million on June 28, 2002). The Company used the proceeds of the Refinancing Transactions to repay, redeem or repurchase all of its outstanding indebtedness (including the Old Notes, the Bank Credit Facility, the FF&E Facility, the Completion Guaranty Loan, the Mall Take-out Financing, the Phase II Unsecured Bank Loan and the Phase II Subsidiary Credit Facility), to finance the construction and development of the Phase IA Addition and to pay all fees and expenses associated with the Refinancing Transactions. In addition, the Principal Stockholder's completion guarantee relating to the construction of the Casino Resort was terminated upon the consummation of the Refinancing Transactions and the remaining cash collateral was returned to the Principal Stockholder. In connection with the Refinancing Transactions, the Company incurred a loss on early retirement of indebtedness of $8.6 million and $51.4 million during the three and nine months ended September 30, 2002, respectively. See "Item 1 - Financial Statements and Supplementary Data - Notes to Financial Statements - Note 4 Long-Term Debt."

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

     The Company's existing debt instruments contain certain restrictions that, among other things, limit the ability of the Company and/or certain subsidiaries to incur additional indebtedness, issue disqualified stock or equity interests, pay dividends or make other distributions, repurchase equity interests or certain indebtedness, create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell assets of the Company without prior approval of the lenders or noteholders. Financial covenants included in the Senior Secured Credit Facility include total debt to EBITDA ratios, EBITDA to interest coverage ratios, minimum net worth covenants and maximum capital expenditure limitations. The financial covenants in the Senior Secured Credit Facility involving EBITDA are applied on a rolling four quarter basis. As of September 2002, the Company was in compliance with all required covenants and ratios under its current debt instruments. See "Item 1 - Financial Statements and Supplementary Data - Notes to Financial Statements -
Note 4 Long-Term Debt."

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

     Macau Joint Venture
     -------------------

     The Company is currently in the process of negotiating agreements to operate casinos in Macau. Through September 30, 2002, the Company had incurred developmental expenses of $4.7 million in connection with the proposed Macau project. Under the contemplated terms of Venetian Macau's agreements with its joint venture partners, Venetian Macau will likely have financial obligations to the joint venture and/or to the Government of Macau or it will likely be obligated to pay for certain costs of developing and constructing the contemplated casinos in Macau. Under the Indenture, the Company is permitted to make investments in the amount of $40.0 million in, and extend guarantees with respect to $90.0 million of indebtedness and/or obligations of, its Macau subsidiaries. The Company may use cash received from the following sources to fund the Macau venture:

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

     In April 2002, the Financial Accounting Standards Board issued SFAS 145. SFAS 145 addresses the presentation for losses on early retirements of debt in the statement of operations. The Company has adopted SFAS 145 and will no longer present losses on early retirements of debt as an extraordinary item. Additionally, prior period extraordinary losses have been reclassified to conform to this new presentation. Adoption of SFAS 145 had no impact on the Company's financial condition, or cash flows.

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

Special Note Regarding Forward-Looking Statements
-------------------------------------------------

     Certain  statements in this section,  the risk factors set forth in Exhibit
99.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and elsewhere in this Quarterly Report on Form 10-Q (as well as information included in oral statements or other written statements made or to be made by the Company) constitute "forward-looking statements." Such forward-looking statements include the discussions of the business strategies of the Company and expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, in certain portions of this Form 10-Q, the words: "anticipates", "believes", "estimates", "seeks", "expects", "plans", "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks associated with entering into new construction and new ventures, including the Phase IA Addition and the Macau joint venture, increased competition and other planned construction in Las Vegas, including the opening of a new casino resort on the site of the former Desert Inn and upcoming increases in meeting and convention space, the completion of infrastructure projects in Las Vegas, government regulation of the casino industry, including gaming license approvals and regulation in foreign jurisdictions, the legalization of gaming in certain jurisdictions, such as Native American reservations in the States of California and New York and regulation of gaming on the Internet, leverage and debt service (including sensitivity to fluctuations in interest rates and other capital markets trends), uncertainty of casino spending and vacationing at casino resorts in Las Vegas, disruptions or reductions in travel to Las Vegas, the September 11th attacks and any future terrorist incidents, new taxes or changes to existing tax rates, fluctuations in occupancy rates and average daily room rates in Las Vegas, demand for all-suites rooms, the popularity of Las Vegas as a convention and trade show destination, insurance risks (including the risk that the Company has not obtained sufficient coverage against acts of terrorism or will only be able to obtain additional coverage at significantly increased rates), litigation risks, including the outcome of the pending disputes with the Construction Manager and its subcontractors, and general economic and business conditions which may impact levels of disposable income, consumer spending and pricing of hotel rooms.

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

     The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates for the twelve month periods ended September 30:


                                                                                                           FAIR
                                 2003        2004    2005     2006     2007      THEREAFTER   TOTAL      VALUE(1)
                                 ----        ----    ----     ----     ----      ----------   -----      --------

                                                      (Dollars In Millions)

     LIABILITIES
       Short-term debt
        Variable rate            $2.5         --        --      --        --        --        $ 2.5      $ 2.5
  Average interest rate (2)       4.8%        --        --      --        --        --          4.8%       4.8%
       Long-term debt
         Fixed rate                --         --        --      --        --     850.0        850.0      841.5
  Average interest rate (2)        --         --        --      --        --      11.0%        11.0%      11.0%

        Variable rate              --        2.5     122.5     2.5     120.0     119.4        366.9      366.9
  Average interest rate (2)        --        4.8%      4.3%    4.8%      4.8%      4.8%         4.7%       4.7%


----------
(1) The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of the Company's publicly traded debt.
(2) Based upon contractual interest rates for fixed rate indebtedness or current LIBOR rates for variable rate indebtedness.

     Foreign currency translation gains and losses were not material to the Company's results of operations for the quarter ended September 30, 2002.

     See also "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "
Item 1 - Financial Statements and Supplementary Data - Notes to Financial Statements - Note 4 Long-Term Debt."

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and its Vice President-Finance (its principal financial officer), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

(b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

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


Item 6.  Exhibits and Reports on Form 8-K

(a)  List of Exhibits

     None.


(b) Reports on Form 8-K

     1. On August 14, 2002, the Company filed a report on Form 8-K to announce the filing of certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      LAS VEGAS SANDS, INC.



  November 8, 2002               By:        /s/ Sheldon G. Adelson
                                            ------------------------------------
                                            Sheldon G. Adelson,
                                            Chairman of the Board, Chief
                                            Executive Officer and Director






  November 8, 2002               By:        /s/ Harry D. Miltenberger
                                            ------------------------------------
                                            Harry D. Miltenberger,
                                            Vice President-Finance
                                            (principal financial and accounting
                                            officer)

                                 CERTIFICATIONS


I, Sheldon G. Adelson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Las Vegas Sands, Inc. (the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.   The  Company's  other  certifying   officers  and  I  are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

                                                  /s/ Sheldon G. Adelson
                                                  -------------------------
                                           Name:  Sheldon G. Adelson,
                                          Title:  Chief Executive Officer

                                 CERTIFICATIONS


I, Harry D. Miltenberger, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Las Vegas Sands, Inc. (the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.   The  Company's  other  certifying   officers  and  I  are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

                                            /s/Harry D. Miltenberger,
                                            ------------------------------------
                                     Name:  Harry D. Miltenberger
                                    Title:  Vice President-Finance
                                            (principal financial and accounting
                                            officer)