Form 10-K
period 2002-12-31
LAS VEGAS SANDS INC
filed 2003-03-31
CIK 850994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

Or

|   | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Transition Period From        To

_________________

Commission File Number 333-42147

_________________

LAS VEGAS SANDS, INC.
(Exact name of registration as specified in its charter)

Nevada	04-3010100

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3355 Las Vegas Boulevard South, Room 1A
Las Vegas, Nevada	89109

(Address of principal offices)	(Zip Code)

(702) 414-1000

Registrant’s telephone number, including Area Code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months; and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |   |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |   | No |X|

The aggregate market value of voting stock held by nonaffiliates of registrant as of June 30, 2002 was $0.

The Company had 1,000,000 shares of common stock outstanding as of March 31, 2003.

Las Vegas Sands, Inc.

PART I

ITEM 1. — BUSINESS

General

        Las Vegas Sands, Inc. (“LVSI”) and its subsidiaries (collectively, the “Company”) own and operate the Venetian Casino Resort (the “Casino Resort”), a Renaissance Venice-themed resort situated at one of the premier locations on the Las Vegas Strip (the “Strip”). The Casino Resort is located across from The Mirage and the Treasure Island Hotel and Casino. The Casino Resort includes the only all-suites hotel on the Strip with 3,036 suites (the “Hotel”); a gaming facility of approximately 116,000 square feet (the “Casino”); an enclosed retail, dining and entertainment complex of approximately 446,000 net leasable square feet (the “Mall”); and a meeting and conference facility of approximately 500,000 square feet (the “Congress Center”).

        The Casino Resort is physically connected to the approximately 1.15 million square foot Sands Expo and Convention Center (the “Expo Center”), one of the largest facilities in the United States specifically designed for trade shows and conventions. Management believes that the combined facilities of the Casino Resort and the Expo Center (which is separately owned by an affiliate of the Company’s principal stockholder) is one of the largest hotel and meeting complexes in the United States.

        LVSI was incorporated in 1988 under the laws of the State of Nevada. In April 1989, LVSI acquired the Sands Hotel and Casino (the “Sands”) from MGM Grand. LVSI owned and operated the Sands from April 1989 to June 1996 when operations ceased to begin demolition of the Sands and construction of the Casino Resort. Ground breaking for the Casino Resort occurred in April 1997, the entire Casino Resort (excluding the Mall) opened on May 4, 1999, the Mall opened on June 19, 1999 and substantial completion of the entire Casino Resort was achieved on November 12, 1999.

        The Company is constructing an extension to the Casino Resort to add an approximately 1,000-room hotel tower on top of the Casino Resort’s existing parking garage, an approximately 1,000-parking space expansion to the existing parking garage and approximately 150,000 square feet of additional meeting and conference space (the “Phase IA Addition”). The Phase IA Addition is expected to be completed in June 2003. See “–New Developments – Phase IA Addition” and “–Risk Factors – There are Significant Risks Associated with the Company’s Planned Construction Projects, Which Could Adversely Affect its Financial Condition, Results of Operations or Cash Flows.”

        The Government of Macau, People’s Republic of China granted a provisional concession to operate casinos in Macau to Galaxy Casino Company Limited, a joint venture comprised of a subsidiary of the Company and a group of Macau and Hong Kong-based investors. The Company is currently constructing a casino in Macau with an anticipated completion date of February 2004. In addition to the casino the Company is currently constructing, the Company tentatively plans to build a 500-suite hotel, casino and convention center complex, with a Venetian-style theme similar to that of the Company’s Las Vegas property. See “–Risk Factors – There are Significant Risks Associated with the Company’s Planned Construction Projects, Which Could Adversely Affect its Financial Condition, Results of Operations or Cash Flows” and “– The Company May Not Be Able to Raise the Required Funds for the Macau Casino.”

        The Casino Resort was developed on a stand-alone basis as the first phase of a two-phase development. In the second phase of the development, it is contemplated that another similarly sized themed resort (the “Phase II Resort”) will be constructed and developed by a wholly-owned, indirect subsidiary of LVSI (the “Phase II Subsidiary”).

        LVSI is the managing member and owner of 100% of the common equity of Venetian Casino Resort, LLC (“Venetian”). Venetian is the owner and operator of the Hotel and Congress Center, and the owner of the Casino. Under a casino lease (the “Casino Lease”), Venetian leases the Casino to LVSI, which conducts all gaming operations in the Casino Resort. Grand Canal Shops II, LLC, an indirect subsidiary of LVSI (the “New Mall Subsidiary”) owns and operates the Mall. The executive offices of LVSI are located at 3355 Las Vegas Boulevard South, Room 1A, Las Vegas, Nevada 89109 and its telephone number is (702) 414-1000.

        This Annual Report on Form 10-K contains certain forward-looking statements. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Note Regarding Forward – Looking Statements.”

The Casino Resort

        The Hotel

        The Hotel presently has 3,036 single and multiple bedroom suites situated in a 35-story, three-winged tower rising above the Casino. The lobby features a 65-foot domed ceiling decorated with Venetian-themed, fresco-style paintings, a main passageway formed by a barrel-vaulted ceiling carried on ornamental columns, and a replica of the unique three dimensional-style marble floors found in Venetian palaces.

        A typical Hotel suite approximates 655 to 735 square feet, consisting of a raised sleeping area and bathroom and a sunken living/working area. The suite’s bi-level configuration creates a multi-function living space in which guests can sleep, work and entertain and includes two queen-size beds or one king-size bed, a writing desk, dual-line speaker phones, a fax machine and a sitting area. Approximately 318 of the suites are of larger size for use by gaming customers.

        The Casino Resort’s average daily room rates were $196 in each of the years ended December 31, 2002 and 2001. Gross room revenues during the year ended December 31, 2002 were $206.7 million, representing an increase of $2.5 million when compared to $204.2 million during 2001. During 2002, the occupancy rate for available guestrooms (including complementaries) in the Hotel was 95.6%.

        The Hotel leases space to eight restaurants to well known restaurateurs, (including Emeril Legasse and Wolf Gang Puck), that are located adjacent to the Casino and five other food outlets located in a Venetian-style market food court located at the casino level of the Hotel. Live entertainment is offered at the 50,000 square foot entertainment complex, “C2K”. In addition, the Hotel provides a variety of amenities for its guests, including a state-of-the-art health spa, operated by Canyon Ranch Management, LLC, with massage and treatment rooms, exercise and fitness areas. The Hotel features an outdoor swimming complex (including three pools, spas, pool bars and cabanas) surrounded by gardens, waterways, fountains and sculptures.

        In addition to the Congress Center, the Hotel includes approximately 63,000 square feet of exhibition hall space that was completed in October 2001, including the Guggenheim/Hermitage Museum, an art museum featuring masterpiece collections from the Guggenheim Museum in New York, the Hermitage in Saint Petersburg, Russia and other museums. Approximately 59,000 square feet of the exhibition hall space housed the Guggenheim “Art of the Motorcycle” exhibit until January 2003. The Company is currently evaluating the future use of this space.

        The Casino

        The Casino has 116,000 square feet of gaming space and is situated adjacent to the Hotel lobby. The Casino floor is accessible from each of the Hotel, the Mall, the Congress Center, the Expo Center and the Strip. The Casino is marketed to attract a broad base of patrons, with a specific focus on frequent premium gaming customers. The Company markets the Casino directly to this gaming market segment using database-marketing techniques, slot clubs and traditional incentives such as reduced room rates and complimentary meals and suites. The Company offers “high roller” gaming customers premium suites and special hotel and casino services.

        The Casino environment is stylized to resemble a Venetian “palazzo,” with architectural and interior design features representative of Venice’s Renaissance era and its adjacent amenities include several “signature” restaurants such as Emeril Lagasse’s Delmonico and Piero Selvaggio’s Valentino. The ceiling in the table games area features fresco-style paintings of Venetian palaces. The gaming facilities include approximately 2,035 slot machines of various denominations, including popular multi-property, linked progressive games. A high-end slot area, with a private lounge, provides slot customers with premium slot products and services. The Casino’s approximately 127 table games (excluding baccarat tables) include the traditional games of blackjack, craps and roulette, Asian games such as “Pai Gow” and “Pai Gow Poker,” and popular progressive table games such as “Caribbean Stud Poker” and “Let It Ride.” In addition, the Casino offers gaming customers an upscale sportsbook room and an upscale gaming salon featuring baccarat, blackjack and roulette tables. The gaming salon is specially designed for premium, “high roller” gaming, with baccarat, blackjack and roulette, direct access to private cash-out windows at the Casino cage and direct access to the Casino’s credit department.

        The Mall

        The Mall offers approximately 446,000 net leasable square feet of shopping, dining and entertainment space located on two levels within the Casino Resort’s main structure, between the Casino level and the Hotel tower and in a separate approximately 38,000 square foot retail annex adjacent to the Casino Resort’s main structure and directly accessible from the Strip. The Mall includes eight restaurants, six food court outlets, three specialty shops and 58 retail stores. Visitors and guests can enter the Mall from several different directions, including from the Strip via a moving sidewalk, from the main gaming area of the Casino via escalators, from the Expo Center through the Congress Center, from a cross-over bridge across the Strip and directly from the Hotel.

        The Mall offers an array of quality dining experiences, including upscale restaurants such as Wolfgang Puck’s Postrio, offering international and American regional cuisines. The Mall’s retail offerings include exclusive showcase boutiques, popular brand name mid-priced stores and themed entertainment concepts. Premium branded tenants in the Mall include Mikimoto, Movado, Burberry and Jimmy Choo. The restaurants and stores are set along an approximately one-quarter mile Venetian-themed streetscape and front on the Venetian-themed canal running its length and grouped in “piazza”-style settings. Store and restaurant facades are designed to project the Venetian theme.

        In both 2002 and 2001, the Mall leased approximately 90% of its gross leasable space at an average of approximately $100 per leasable square foot. Additional tenants and increased proceeds from rents raised Mall revenues to $36.5 million in 2002 from $33.5 million in 2001. The average term of a lease in the Mall is 10 years.

        The Expo Center and the Congress Center

        With over 1.15 million gross square feet of exhibit and meeting space, including four exhibit halls and 20 meeting rooms, the separately owned and operated Expo Center is one of the largest trade show and convention facilities in the United States (as measured by net leasable square footage). As part of the Casino Resort, the Company owns and operates the Congress Center, an approximately 500,000 gross square foot meeting and conference facility which links the Expo Center and the rest of the Casino Resort. The Congress Center includes an approximately 85,000 square foot column-free “Venetian Ballroom,” an approximately 13,500 square foot “Palazzo Ballroom”, a meeting complex of 42 individual rooms which can be combined to create three additional ballrooms and an approximately 105,000 square foot exhibition hall. Together, the Expo Center and the Congress Center offer nearly 1.65 million square feet of state-of-the-art exhibition and meeting facilities, which can be configured to provide 108 meeting rooms or accommodate large-scale multi-media events. The Company is also constructing 150,000 square feet of additional meeting and conference facility space to the Casino Resort. See “–New Developments – Phase IA Addition.”

        Management markets the Congress Center to complement the operations of the Expo Center by target marketing the Congress Center for business conferences and upscale business events typically held during the mid-week period, thereby generating room-night demand and driving average daily room rates during the weekday move-in/move-out phases of Expo Center events. The Company’s goal is to draw from attendees and exhibitors at Expo Center events and from attendees of Congress Center events to maintain weekday room-night demand at the Hotel from this higher budget market segment, when room demand would otherwise be derived from the lower budget tour and travel group market segment.

        In 2002, approximately 933,000 visitors attended trade shows and conventions at the Expo Center during 121 show days. The Expo Center hosted 17 events on the 2002 Trade Show Week 200 list of the largest trade shows in the United States in 2002, including the Spring and Fall Western Shoe Show and JCK Jewelry Show, as well as the Automotive Service Industry Association Week, each of which were multiple-location events.

        The Company has no ownership of or financial interest in the Expo Center or Interface Group-Nevada, Inc. (“Interface”), the owner of the Expo Center, and does not exercise any control over the business or management of the Expo Center or Interface. All of the capital stock of Interface is beneficially owned by Sheldon G. Adelson, the principal stockholder of the Company (the “Principal Stockholder”). See “Item 13 – Certain Relationships and Related Transactions – Possible Conflicts of Interest.”

        Venetian, the New Mall Subsidiary, Interface and Lido Casino Resort, LLC are parties to an Amended and Restated Reciprocal Easement, Use and Operating Agreement (the “Cooperation Agreement”) which, among other things, provides for the integrated operation of all the facilities. Interface, the New Mall Subsidiary and Venetian allocate expenses shared by the Expo Center, the Casino Resort and the Mall. In addition, the Company and Interface jointly market the Hotel and Casino, the Mall, the Congress Center and the Expo Center. Until December 31, 2010, Interface will use commercially reasonable efforts to have the Hotel designated as the “headquarters hotel” for trade show and convention events at the Expo Center, and the Company will use commercially reasonable efforts to promote the use and occupancy of the Expo Center. In order to obtain the Casino Resort’s “headquarters hotel” designation, the Company has agreed with Interface that, except under certain circumstances, trade shows of the type generally held at the Expo Center will not be held in the Congress Center. The Company will be able to conduct or permit to be conducted at the meeting and conference space that is a part of the Phase IA Addition and the Congress Center, tradeshows and expositions of the type generally held at the Expo Center so long as such space is at most 125,000 square feet and the Company enters into a preferred reservation system agreement with Interface. Trade show and convention promoters are under no obligation to select the Casino Resort as the “headquarters hotel” for their events. See “Item 13 – Certain Relationships and Related Transactions – Cooperation Agreement.”

New Developments

        Phase IA Addition

        During June 2002, the Company re-commenced construction of the Phase IA Addition. Due to the travel disruption to Las Vegas during the fourth quarter of 2001 (following the terrorist attacks of September 11, 2001), the Company had previously suspended construction of the Phase IA Addition. The Company anticipates that the Phase IA Addition construction will be completed in June 2003 with a remaining cost to complete of approximately $149.0 million, and an additional $8.9 million to expand the central HVAC facility (the “HVAC Plant”) to accommodate the Phase IA Addition, as of December 31, 2002. Due to the inherent risks in large construction projects, however, there can be no assurance that the Phase IA Addition will be constructed without any substantial delays or cost increases. See “–Risk Factors – There are Significant Risks Associated with the Company’s Planned Construction Projects, Which Could Adversely Affect its Financial Condition, Results of Operations or Cash Flows.”

Macau Casino Project

        Concession

        On June 26, 2002, the Government of the Macau Special Administrative Region of the People’s Republic of China (“Macau”) granted a provisional concession to operate casinos in Macau to Galaxy Casino Company Limited, a joint venture comprised of a subsidiary of the Company (the “Macau Subsidiary”) and a group of Macau and Hong Kong-based investors. Macau, the former Portuguese colony located near Hong Kong, currently has annual gaming revenues of approximately $2.0 to $2.5 billion and is widely regarded as one of the fastest growing gaming markets in the world. Approximately 10 million visitors arrived in Macau during 2001 (the latest available count), according to the Macau Tourism Board. The following factors are expected to continue to significantly improve Macau’s status as a world-class gaming and resort destination: (i) the increased ease of access from Hong Kong, China and Taiwan and other Asian regional gaming markets (where casinos are currently banned); (ii) significant foreign and domestic investment in new and expanded gaming products; and (iii) the development of Disneyland China and other new resort developments in the region. The Company believes that the Macau opportunity provides an international platform to expand its premier Venetian brand and create increased diversification of, and a new source of significant growth for, its revenue base.

        Galaxy Casino Company Limited was one of three entities to be granted a casino license in Macau. During December 2002, the joint venture participants entered into concession, sub-concession, and related agreements. The sub-concession agreement with the joint venture participants provides that a wholly owned subsidiary of the Company (“Venetian Macau”) will develop and operate casino projects separate from its other joint venture partners. It is expected that the joint venture participants will in turn develop hotel and casino projects separate from the Company.

        Under the terms of Venetian Macau’s agreements with the government of Macau, Venetian Macau has certain financial obligations to the Government of Macau or is obligated to pay for certain costs of developing and constructing the Macau Casino in Macau. Venetian Macau is committed to invest 4.4 billion Macau patacas (approximately $531.7 million at current exchange rates as of December 31, 2002) under its agreement with the government of Macau in various development projects until March 31, 2007.

        The initial term of the Venetian Macau sub-concession agreement is 20 years, beginning on June 27, 2002 and ending on June 26, 2022. The sub-concession agreement can be terminated after the fifteenth year, upon one year’s prior notice and upon fair and reasonable compensation for the balance of the term. Venetian Macau and each of the other parties have the following obligations under the sub-concession agreement:

•	Ensuring proper operation and conduct of casino games;

•	Employing people with appropriate qualifications;

•	Operating and conducting casino games of chance in a fair and honest manner without the influence of criminal activities; and

•	Safeguarding and ensuring Macau’s interests in tax revenue from the operation of casinos and other gaming areas.

        Additionally, Venetian Macau is subject to reporting requirements to Macau’s Gambling Inspection and Coordination Bureau on a yearly basis, in particular with respect to the number of gaming tables and electrical or mechanical gaming machines that it intends to operate during the following year. As part of the granting of this concession, Venetian Macau will have to pay a variable premium, subject to change, to Macau based on (i) a fixed yearly payment, and (ii) variable payments based on the number and type of gaming tables used by Venetian Macau. Venetian Macau will also have to pay a special gaming tax of 35% and contribute 4% of gross gaming revenue to Macau.

        Macau Casino

        Venetian Macau is currently constructing a casino (“Macau Casino”), with an anticipated completion date of February 2004, and in addition, tentatively plans to build a 500-suite hotel, casino and convention center complex, with a Venetian-style theme similar to that of the Company’s Las Vegas property. The Company currently anticipates that the Macau Casino construction will be completed at a total cost of $210.0 million. Due to inherent risks in large construction projects in a foreign jurisdiction, however, there can be no assurance that the Macau Casino will be constructed without substantial delays or cost increases. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “–Risk Factors – There are Significant Risks Associated with the Company’s Planned Construction Projects, Which Could Adversely Affect its Financial Condition, Results of Operations or Cash Flows”, “– The Company May Not Be Able to Raise the Required Funds for the Macau Casino” and “–Certain Nevada Gaming Laws Apply to the Company’s Planned Gaming Activities and Associations in Macau and Alderney.”

        During the year ended December 31, 2002, the Company incurred $5.9 million of pre-opening and development expenses and $2.4 million of capital expenditures associated with the development of the Macau Casino Project.

Internet Gaming and Other New Business Ventures

        The Company is actively pursuing the possibility of developing and operating an Internet gaming site and is currently exploring other business opportunities for expansion, including Native American gaming, and the possibility of operating casino resorts in certain foreign jurisdictions. During January 2002, the Company entered into a joint venture agreement to assess the feasibility of developing and operating an Internet gaming site. Management estimates that the Company is committed to contribute approximately $1.0 million, approximately one-third of the required capital, to the joint venture during the next year. After recovery of each partner’s initial capital contribution, the Company will receive 50% to 80% of the net profit of the joint venture, based upon an increasing scale of net profit (if any). The joint venture provides that the agreement will be automatically terminated should the Company fail to obtain any required regulatory approvals from the government of Alderney, the Nevada gaming authorities or any other applicable jurisdiction prior to launching its operations. During March 2003, a subsidiary of the Company received an interactive gaming license and an electronic betting center license from the Alderney Gambling Control Commission. The Company’s Internet and other projects are in developmental or exploratory stages and there can be no assurance that any of these ventures will prove to be attractive opportunities, or that if implemented they will be successful. The Company intends to continue to explore similar new business opportunities.

Business and Marketing Strategy

        The Company’s primary business objective is to provide a premium destination casino resort experience in order to drive superior returns on invested capital and to increase asset value. To achieve this objective, the Company: (i) operates a “must-see” destination resort; (ii) captures premium room rates through a differentiated all-suites product; (iii) drives hotel occupancy, casino use and mall shopping through the link to the Expo Center and the Congress Center; (iv) caters to a higher budget customer mix by offering a unique combination of hospitality and gaming facilities; (v) leverages the Casino Resort’s premium co-branding strategy to drive revenues; and (vi) targets premium gaming customers.

        Operate a "Must-See" Destination Resort

        The Casino Resort, with its extensive theming, dining, shopping and entertainment, is a “must-see” destination located at the heart of the Strip. The Casino Resort is distinctly themed to provide visitors with the sense of being surrounded by the architecture, music, art and history of Renaissance Venice. The Venetian-themed setting along the Casino Resort’s frontage on the Strip includes waterways, gondolas and replicas of Venetian landmarks, such as the Doge’s Palace, the Rialto Bridge, the Ca Doro and the Campanile Tower. The Mall features a one-quarter mile Venetian streetscape, with intimate “piazza”-style settings. A 630-foot canal runs along the Venetian streetscape, with gondolas and waterside cafes and crossed by authentically styled Venetian bridges. Management believes that these attractions generate significant room demand and foot traffic.

        The Casino Resort has approximately 740 feet of frontage on the east side of the Strip and is located next to Harrah’s and across from some of the most visited casino resorts and attractions on the Strip, including The Mirage, the Treasure Island Hotel and Casino and The Forum Shops at Caesars Palace Hotel.

        Capture Premium Room Rates through Differentiated All-Suites Product

        The typical Hotel suite ranges in size from approximately 655 square feet to 735 square feet (compared to approximately 360 to 400 square feet on average for a standard room in competing facilities on the Strip), and consists of a sunken living/working area and a raised sleeping area with a marble bathroom; each area has its own television entertainment center. Each suite living/working area includes a sitting area and a writing desk and offers business amenities such as dual-line speakerphones, a fax machine and dataport access. The bathrooms are oversized, featuring a separate bathtub and shower, dual sinks and a telephone. In addition, the Hotel offers larger suites, including the “Presidential” and penthouse suites.

        The Hotel offers the only all-suites product on the Strip with first-class services, amenities for business travelers, such as in-room fax machines, two phone lines and high-end resort facilities. In 2002, the Hotel was awarded the Exxon Mobil “Four Star Award,” Conde Nast’s “Best 50 Hotels in North America,” AAA’s “Four Diamond Award” and Meetings and Convention Magazine’s Prestigious “Gold Key Award” for meeting hotels in the United States. In management’s experience, business and leisure travelers consider suites desirable, superior accommodations. For business travelers, the Hotel’s suites, which accommodate informal business meetings and social gatherings, offer guests a unique, single location in which to work and entertain in close proximity to the Expo Center and the Strip. Leisure travelers appreciate both the Hotel’s spacious suites and extensive facilities. The Company believes that the all-suites format, together with the Casino Resort’s many other unique attributes, results in a highly differentiated destination resort product, allow for premium pricing on rooms and provide a competitive advantage over other hotel/casino properties on the Strip.

        The Company’s mix of hotel sales is as follows: group and convention room sales are 37.0%; hosted casino customers 12.9%; wholesale 12.2% and free and independent travelers 37.9% of total sales. The Hotel’s average daily room rates were $196 in 2002.

        Drive Hotel Occupancy, Casino Use and Mall Shopping through the Link to the Expo Center and the Congress Center

        The Casino Resort is the first themed entertainment resort in Las Vegas designed specifically to accommodate large-scale trade shows, conventions, conferences and meetings. These trade shows, conventions, conferences and meetings often draw more attendees than the Hotel can accommodate and generate additional non-Hotel traffic. The Expo Center and the Congress Center provide recurring, predictable demand for mid-week room nights from business travelers. The Company’s diverse business model draws convention attendees from all parts of the United States and the world. In connection with 121 show days during 2002, approximately 933,000 visitors attended trade shows and conventions at the Expo Center. The Hotel had a mid-week occupancy rate of 93.8% in 2002 (compared to an 80.9% mid-week average occupancy rate on the Strip), due in large part to the Casino Resort’s trade show and convention business. In 2001, the Hotel’s average daily room rate was approximately $196. Pursuant to the Cooperation Agreement, the owner of the Expo Center markets the Casino Resort to promoters of Expo Center trade show conventions and other events as the “headquarters hotel” for such events. The Casino Resort offers attendees of events at the Expo Center and the Congress Center the most convenient hotel accommodations in Las Vegas.

        Cater to a Higher-Budget Customer Mix by Offering a Unique Combination of Hospitality and Gaming Facilities

        Management markets the Casino Resort to attract higher-budget business travelers and free and independent travelers, resulting in a higher-budget customer mix both on weekdays and on weekends. By appealing to customers in these upscale market segments, the Company has reduced its reliance on the lower-budget tour and travel market. Management believes that business travelers typically pay more for rooms and spend more on entertainment than weekday customers in other categories, such as tour groups. Management believes that the Casino Resort’s central location at the heart of the Strip adjacent to the Expo Center, and its all-suites hotel product all combine to allow it to compete effectively for the higher-budget mid-week trade show, convention and meeting attendees. On both weekdays and weekends, the all-suites product at the Hotel appeals to free and independent leisure travelers and “high-roller” gaming customers, also segments of the travel market who spend more on rooms and entertainment.

        Leverage the Casino Resort's Premium Co-Branding Strategy to Drive Revenues

        The Company expects to build upon awareness of the Venetian brand by continuing to attract a unique collection of “signature” restaurant concepts and premier global retail brands to the Casino Resort. This strategy allows the Company to focus on its core competency of providing first-class hotel and meeting facilities while attracting additional guests and foot traffic because of its own brand name and its concentration of other premier brands. The Casino Resort has been designed such that foot traffic from the Strip, the Expo Center, the Congress Center and the Hotel are funneled through the Casino floor in order to attract and retain a broad base of Casino patrons. The Company seeks to maximize guest spending from the Casino Resort’s target markets by offering a concentration of fine restaurants, exclusive boutiques, the Canyon Ranch health spa and the 50,000 square foot entertainment complex, “C2K”. Several well-known restaurateurs operate “signature” restaurants on the premises, such as Emeril Lagasse’s Delmonico and Wolfgang Puck’s Postrio. The Mall includes premium branded retailers such as Mikimoto and Burberry and nationally recognized retailers such as Banana Republic, Kenneth Cole and Brookstone. In addition, the Casino Resort includes the Guggenheim Hermitage Museum, which houses various art exhibits in conjunction with the Guggenheim Museum in New York and the Hermitage Museum in St. Petersburg, Russia. The co-branding strategy enhances the Casino Resort’s appeal to the higher budget room guests. The Company believes that the Casino Resort’s premier location on the Strip, its extensive theming as well as its established and growing concentration of “signature” restaurant concepts and premier global retail brands have been an effective strategy for driving revenues and the awareness of the Venetian brand. The Company expects to build upon the Venetian’s brand awareness to provide continued revenue growth opportunities from retail and restaurants to drive Hotel room rates and Casino patronage.

        Target Premium Gaming Customers

        Management believes that the Casino Resort’s all-suites product, themed atmosphere and high-end amenities, including premium restaurants and shops, offer gaming customers a unique Las Vegas experience. The Company actively markets the Casino to frequent premium gaming customers. In particular, the Company seeks to attract “high roller” gaming customers by offering premium suites and special hotel services. Because of the all-suites format in the Hotel, the Casino Resort is able to offer many gaming customers complimentary suites (considered premium accommodations in Las Vegas) during high occupancy periods, such as weekends and holidays, when they would not be offered such suites by the Company’s competitors. The Casino Resort is the only all-suites resort on the Strip with facilities and amenities designed to attract premium gaming customers. The premium gaming customers generally require the issuance of casino credit and in some instances pre-arranged discounts of losses.

The Las Vegas Market

        Las Vegas is one of the fastest-growing and largest entertainment markets in the country. Las Vegas hotel occupancy rates are among the highest of any major market in the United States. According to the Las Vegas Convention and Visitors Authority (the “LVCVA”), the number of visitors traveling to Las Vegas has increased at a steady and significant rate for the last ten years from 21.9 million visitors in 1992 to 35.1 million visitors in 2002, a compound annual growth rate of 4.8%. In addition, the population of Las Vegas has grown from approximately 850,000 in 1992 to approximately 1,550,000 in 2002, a compound annual growth rate of 6.2%. Management believes that the growth in the Las Vegas market has been enhanced by a dedicated program of the LVCVA and major Las Vegas hotels to promote Las Vegas as an exciting vacation and convention site, the increased capacity of McCarran International Airport and the introduction of large, themed destination resorts in Las Vegas.

        Although visitation, demand and expectations may be impacted by international and domestic events and other factors and conditions, the Company expects hotel occupancy rates in Las Vegas to remain high as a result of the sustained growth in the number of visitors traveling to Las Vegas and the lack of new construction in Las Vegas, other than Le Reve, an approximately 2,500 room resort to be built on the site of the former Desert Inn, one block north of the Casino Resort on the corner of Las Vegas Boulevard and Sands Avenue, and anticipated to open in April 2005.

        Las Vegas as a Trade Show, Convention and Meeting Destination

        In 2002, according to the LVCVA, Las Vegas was the most popular trade show destination (with a 25% market share of the Trade Show Week 200 Shows in terms of net square footage) and the fourth most popular convention destination in the United States. In 1992, approximately 2.0 million persons attended trade shows and conventions in Las Vegas and spent approximately $1.7 billion. In 2002, the number of trade show and convention attendees had increased to 5.1 million and the amount spent by trade show and convention attendees was approximately $5.9 billion.

        Trade shows are held for the purpose of getting sellers and buyers of products or services together in order to conduct business. Trade shows differ from conventions in that trade shows typically require substantial amounts of space for exhibition purposes and participant circulation. Conventions generally are gatherings of companies or groups that require less space for breakout meetings and general meetings of the overall group. Las Vegas offers trade shows and conventions a unique infrastructure for handling the world’s largest shows, including the concentration of 48,000 hotel rooms located on the Strip, three convention centers (the Expo Center, Mandalay Bay Convention Center, and the Las Vegas Convention Center (the “LVCC”)) with a total of approximately 6.9 million square feet of convention and exhibition space, convenient air service from major cities throughout the United States and other countries, and significant entertainment attractions. In addition to the Expo Center, Mandalay Bay Convention Center, and the LVCC, the MGM Grand Hotel and Casino has a conference and meeting facility of approximately 300,000 gross square feet, and the Mirage has a 100,000 gross square feet of meeting space. Mandalay Bay opened its approximately 1.8 million square foot convention center during January 2003. Management believes that Las Vegas will continue to evolve as the country’s preferred trade show and convention destination.

        Expanding Hotel Market

        During 2002, Las Vegas was among the most popular vacation destinations in the United States. Las Vegas has experienced a period of rapid hotel development with the number of hotel and motel rooms in Las Vegas increasing by 65% over the last 10 years, from 76,923 in 1992 to 126,787 in 2002. The Company expects that the concentration of quality themed casino hotels and resorts will increase visitor interest in Las Vegas as a business event and vacation destination, and, as a result, increase overall demand for hotel rooms, gaming and entertainment.

        Growth of Las Vegas Retail Sector and Non-Gaming Revenue Expenditures

        In order to draw additional visitors, an increasing number of destination resorts are developing non-gaming entertainment to complement their gaming activities. According to the LVCVA, while gaming revenues have increased from $4.4 billion in 1992 to $7.6 billion in 2002 (a compound annual growth rate of 5.6%), non-gaming tourist revenues increased from $10.2 billion to $23.8 billion over the same period (a compound annual growth rate of 8.8%). The newer, large themed Las Vegas destination resorts have been designed to capitalize on this growth by providing better quality hotel rooms at higher rates and by providing expanded shopping, dining and entertainment opportunities to their patrons in addition to gaming.

        Infrastructure Improvements

        Clark County and metropolitan Las Vegas have completed several infrastructure improvements to accommodate the increase in travel to Las Vegas by all modes of transportation. According to the LVCVA, in 2002 visitors to Las Vegas arrived by the following methods of transportation: 45% by air; 40% by auto; 8% by recreational vehicle; and 7% by bus.

        McCarran International Airport Expansion

        During the past five years, the facilities of McCarran International Airport have been expanded to accommodate the increased number of airlines and passengers that it services. The number of passengers traveling through McCarran International Airport has increased from 20.9 million in 1992 to 35.0 million in 2002. Long-term expansion plans for McCarran International Airport provide for additional runway and related areas (a new runway was completed in October 1997 and a new terminal and additional gates were completed in 1998).

Competition

        The casino/hotel industry is highly competitive. Strip hotels compete with other hotels on the Strip and with other hotels in downtown Las Vegas. The Casino Resort also competes with a large number of hotels and motels near Las Vegas. Many of the Company’s competitors are subsidiaries or divisions of large public companies and may have greater financial and other resources than the Company.

        Hotel/Casino Properties

        Competitors of the Casino Resort include themed resorts on the Strip, such as The Bellagio, Mandalay Bay and Paris. In November 2002, Steve Wynn began construction of the Le Reve. Le Reve is a 2,500 hotel-room resort and casino being constructed on the site of the former Desert Inn located on Sands Avenue across from the site of the anticipated Phase II Resort, with an expected completion date of April 2005. During 2002, Mandalay Bay and Bellagio each announced the planned construction of 1,000 hotel room additions. Management is not aware of any other new significant developments of casino properties in Las Vegas in the near future. The Casino Resort may also compete with the Phase II Resort, to the extent its business is not complementary to that of the Casino Resort.

        The Company believes that themed resorts are generally more successful at generating higher traffic volumes and higher revenues and operating income than the large-scale non-themed properties in Las Vegas. Themed resorts compete on the basis of the quality of theming, as well as on more traditional bases, such as quality of rooms, pricing and location. Themed resorts tend to be clustered on the Strip, creating a critical mass of entertainment experiences which generate significant traffic for the themed resorts as a group, thereby capturing a larger portion of the Las Vegas hotel and gaming market than non-themed properties. The Company believes that the existence of other themed resorts in close proximity to the Casino Resort directly benefits the Casino Resort. The Casino Resort is part of a cluster of themed properties, which includes The Mirage, the Treasure Island Hotel and Casino, The Bellagio and The Forum Shops at Caesars Palace Hotel, and may in the future also include Le Reve and the Phase II Resort.

        In addition to the advantages of being a centrally-located, themed resort, the Cooperation Agreement and the Casino Resort’s direct connection with the Expo Center provide the Casino Resort with a unique tie-in to one of the premier trade show and convention facilities in the United States. With these competitive advantages, the Casino Resort is positioned to appeal to the mid-week meeting, trade show and convention market composed of customers who pay higher average room rates and have higher average travel budgets than other categories of weekday customers, such as tour groups.

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

        Trade Show and Convention Facilities

        The Expo Center, the Congress Center and Las Vegas generally compete with trade show and convention facilities located in and around major U.S. cities, including Atlanta, Chicago, New York and Orlando. Within Las Vegas, the Expo Center and the Congress Center compete with the LVCC, which is located off the Strip and currently has 3.2 million gross square feet of convention and exhibit facilities, including over 1.0 million square feet of new meeting and exhibition space that was added in 2001 (the “LVCC Expansion”). In addition to the LVCC competition, Mandalay Bay opened an approximately 1.8 million square foot convention center during January 2003. The MGM Grand Hotel and Casino has a conference and meeting facility of approximately 300,000 square feet and the Mirage has a 100,000 gross square feet of meeting space. The conference and meeting facilities at these hotel/resorts are the Congress Center’s primary competition. The Company expects that the LVCC and the Mandalay Bay Convention Center will be the primary competitors of the Expo Center. To the extent that any of the competitors of the Casino Resort can offer a hotel/casino experience that is integrated with substantial trade show and convention, conference and meeting facilities, the Casino Resort’s competitive advantage in attracting trade show and convention meeting and conference attendees could be adversely affected. Other cities such as Boston, Orlando and Pittsburgh are also in the process of developing, or have announced plans to develop, convention centers and other meeting, trade and exhibition facilities. The Company’s competitors discussed above could in the long term materially adversely affect the Company.

        Mall

        The Mall competes with both themed resorts, which offer shopping, dining and entertainment opportunities to their patrons, and other retail malls in or near Las Vegas. The Mall’s direct competition includes The Forum Shops at Caesars Palace and The Desert Passage Shops at the Aladdin. Park Place Entertainment Corp. recently announced an approximately a 200,000 square-foot expansion of The Forum Shops at Caesars Palace. The Mall also competes with The Fashion Show Mall, a more traditional mall located near the Casino Resort, which is currently undergoing an expansion that will almost double its size. In the future, the Mall may also compete with the planned retail, dining and entertainment facilities in the Phase II Resort. Mandalay Resort Group had also announced, but has since suspended, the development of a retail center near its new Mandalay Bay Resort.

        Macau

        In Macau, the Company expects to compete with the other two parties granted casino licenses, which are a group led by Steve Wynn and a group led by Stanley Ho, who, at that time, held Macau’s only existing casino license. The Company also expects to compete with its partners in the Galaxy Casino Company Limited joint venture.

Advertising and Marketing

        The Company advertises in many types of media, including television, radio, newspapers, magazines and billboards, to promote general market awareness of the Casino Resort as a unique vacation, business and convention destination due to its first-class hotel, casino, retail stores and restaurants. The Mall tenants also pursue their own general advertising and promotional activity, which benefits the Mall. The Company actively engages in direct marketing which is targeted at specific market segments, such as the meeting, convention and trade show market and the premium gaming market, and database marketing which focuses on high-frequency, high-margin market segments such as the “high-roller” gaming market. The Company uses a preview center featuring a full-scale model suite in the Expo Center to market Casino Resort and Expo Center events.

Agreements Relating to the Casino Resort

        As of December 31, 1999, construction of the Casino Resort and the Mall was complete and virtually all construction costs had been paid. The Company is currently involved in various lawsuits, has asserted various claims against various parties, and has had various claims asserted against it by various parties, in connection with the construction of the Casino Resort. The Company is vigorously pursuing these claims and vigorously defending itself in all relevant legal proceedings. See “Item 3 – Legal Proceedings.”

        Cooperation Agreement

        The Company’s business plan calls for each of the Casino Resort, the Mall, the Expo Center and if built, the Phase II Resort, though separately owned, to be integrally-related components of one facility. In establishing the terms for the integrated operation of these components, the Cooperation Agreement sets forth agreements regarding, among other things, encroachments, easements, operating standards, maintenance requirements, insurance requirements, casualty and condemnation, joint marketing, the construction of the Phase II Resort, and the sharing of some facilities and related costs. Subject to applicable law, the Cooperation Agreement binds all current and future owners of the Expo Center, the Casino Resort, the Mall and the Phase II Resort (and the land on which the Phase II Resort is expected to be built), and has priority over the liens securing the Company’s new credit facility and the Company’s 11% mortgage notes due 2010 (the “Mortgage Notes”) and any liens securing any indebtedness of the Mall, the Expo Center or Phase II Resort. Accordingly, subject to applicable law, the obligations in the Cooperation Agreement will “run with the land” if any of the components change hands.

        Operating Covenants

        The Cooperation Agreement regulates certain aspects of the operation of the Expo Center, the Mall and the Casino Resort. For example, Under the Cooperation Agreement, the Company is obligated to operate the Casino Resort continuously and to use it exclusively in accordance with standards of first-class Las Vegas Boulevard style hotels, casinos and retail and restaurant complexes. In turn, the New Mall Subsidiary is obligated to operate the Mall exclusively in accordance with standards of first-class restaurant and retail complexes, and Interface is obligated to operate and to use the Expo Center exclusively in accordance with standards of first-class convention, trade show and exposition centers. The Cooperation Agreement also provides that the Company will not and the New Mall Subsidiary will not (and will not permit any other person to) own, operate, lease, license or manage any building or other facility, at or in the Casino Resort, Phase II Resort, the Mall or the land on which the Casino Resort, the Phase II Resort or the Mall sits, that provides space for shows or expositions of the type generally held at the Expo Center. The Company will be able to conduct or permit to be conducted at the meeting and conference space that is a part of the Phase IA Addition, and at the Phase II Resort, tradeshows or expositions of the type generally held at the Expo Center so long as such space is at most 125,000 square feet, and the Company enters into preferred reservation system agreements with Interface that will govern the booking of exposition and tradeshows in the Phase IA Addition meeting space and in the Phase II Resort, and agreements for Interface to provide audio-visual, telecommunications, electrical, janitorial and other related services to group customers of the Phase IA Addition meeting space or the Phase II Resort. See “Item 13 – Certain Relationships and Related Transactions – Preferred Reservation System Agreement” and “–Meeting Services Agreement.”

        Additionally, until December 31, 2010, Interface, upon the Company’s request, will use commercially reasonable efforts to have the Casino Resort designated as the “headquarters hotel” for trade show and convention events at the Expo Center. In turn, the Company will use commercially reasonable efforts to promote the use and occupancy of the Expo Center.

        Further, Interface agreed under the Cooperation Agreement that, until such time as the indebtedness under the Mortgage Notes has been paid in full, Interface will not incur additional debt secured by the Expo Center if such additional debt will cause the aggregate indebtedness secured by the Expo Center to exceed the greater of 85% of the then fair market value of the Expo Center or $140.0 million plus any additional amounts permitted to be advanced for equipment leases or equipment financings under the terms of the mortgages encumbering the Expo Center in 1997.

        In addition, subject to certain exceptions, until December 31, 2010, Interface will not voluntarily dispose of its interest in the Expo Center and interest in Interface, except to a buyer of the Casino Resort.

        Maintenance and Repair

        Venetian must maintain the Casino Resort as well as some common areas and common facilities that are to be shared with the Mall and the Expo Center. The cost of maintenance of all shared common areas and common facilities is to be shared by the Company, the New Mall Subsidiary and Interface. The New Mall Subsidiary must maintain, repair and restore the Mall and all common areas and common facilities located in the Mall, and Interface must maintain, repair and restore the Expo Center and all common areas and common facilities located in the Expo Center.

        Insurance

        The owners of the Casino Resort, the owner of the Mall and the owner of the Expo Center must also maintain minimum types and levels of insurance, including property damage, general liability and business interruption insurance.

        The Cooperation Agreement establishes an insurance trustee to assist in the implementation of the insurance requirements.

        The Cooperation Agreement provides that in the event of a casualty affecting all or part of the Casino Resort, the Expo Center or the Mall, then (a) all insurance proceeds above $1.5 million shall be paid to an insurance trustee to be disbursed in accordance with the provisions of the cooperation agreement and (b) the owners of the affected properties will (subject to certain conditions in the case of the Expo Center) agree to permit such proceeds to be used to restore such property as nearly as reasonably possible to its condition immediately preceding the casualty; provided, however, that no mortgagee of a damaged property shall be required to permit such application of the resulting insurance proceeds unless within 90 days after the casualty (a) the mortgagee receives an opinion from an independent expert to the effect the damaged property may be completed within one year after the delivery of the opinion and (b) the mortgagee receives evidence that the insurance proceeds (together with any other funds committed by the owner) are sufficient to cover the anticipated costs of the restoration (including scheduled debt service payments through the anticipated date of completion of the restorations). If the owner of the affected property is unable to satisfy the foregoing conditions, then the owner’s equitable share of the insurance proceeds shall be applied in accordance with the provisions of its mortgage(s).

        In the event of a condemnation of a part of the Casino Resort, a part of the Mall or a part of the Expo Center, the Cooperation Agreement requires that the affected owner restore the affected property as nearly as reasonably possible to its condition at the time of the partial condemnation less the portion condemned.

        The Cooperation Agreement also requires that insurance proceeds payable in connection with a casualty that is the result of a terrorist act be allocated equitably among the Casino Resort, the Mall and the Expo Center in accordance with the damages suffered by each so long as (a) proceeds in an amount not to exceed the lesser of (i) $105 million, (ii) the cost of restoring the Mall and the rental income lost by the Mall as a result of the terrorist act (and covered by such insurance), and (iii) the total amount of such insurance proceeds, are paid first to the mortgagee of the Mall, and (b) proceeds in an amount not to exceed the lesser of (i) $137 million, (ii) the cost of restoring the Expo Center and the income lost by the Expo Center as a result of the terrorist act (and covered by such insurance, and (iii) the total amount of such insurance proceeds, are paid second to the mortgagee of the Expo Center. The mortgagee of the Mall also has the benefit of $15 million of terrorism coverage that is solely for the benefit of the Mall property.

        Parking

        The Cooperation Agreement also addresses issues relating to the use of the Casino Resort’s parking facilities, the use of parking facilities planned in connection with the Phase II Resort and easements for access. The Casino Resort, the Mall and the Expo Center may use the parking spaces in the Casino Resort’s parking garage on a “first come, first served” basis, as long as each property retains use of sufficient spaces to comply with minimum parking standards. This means that each property uses sufficient spaces to comply with applicable laws to conduct its business. The Casino Resort’s parking garage is owned, maintained, and operated by the Company, with the operating costs allocated among the Company, the Mall and Interface. After the completion of the parking garage planned to be built in connection with the Phase II Resort, the Casino Resort, the Mall and the Expo Center will have the right to use the Phase II Resort parking garage, with the operating costs allocated among each facility. All property owners have granted each other non-exclusive easements and rights to use the roadways and walkways on their properties for vehicular and pedestrian access to the parking garages.

        Utility Easements

        All property owners have also granted each other all appropriate and necessary easement rights to utility lines servicing the Casino Resort, the Phase II Resort and the Expo Center.

        Relations between the Casino Resort and the Phase II Resort

        The Company must approve the plans and specifications (such approval not to be unreasonably withheld) for all portions of the Phase II Resort that will connect with or adjoin the Casino Resort prior to the commencement of construction of the Phase II Resort. The owner of the Phase II Resort must use commercially reasonable efforts to minimize such construction’s interference with the operation of the Casino Resort.

        Additionally, prior to construction of the Phase II Resort, there must be agreement on:

•	appropriate mutual operating covenants for the Casino Resort and the Phase II Resort;

•	joint marketing and advertising of the Casino Resort and the Phase II Resort;

•	certain shared casino operations at the Casino Resort and the Phase II Resort;

•	the sharing of customer information regarding the Casino Resort and the Phase II Resort;

•	the joint purchasing of insurance for the Casino Resort and the Phase II Resort;

•	shared security operations for the Casino Resort and the Phase II Resort; and

•	any other matters that would be of mutual benefit in owning and operating the Casino Resort and the Phase II Resort.

        Coordinated Relations with HVAC Provider

        As discussed under “–HVAC Services Agreement and Related Documents,” the owners of the Casino Resort, the Mall, the Expo Center and the Phase II Resort have or will have separate services agreements with Sempra Energy Solutions (the “HVAC Provider”), the provider of thermal energy.

        The Cooperation Agreement provides mechanisms for these parties to deal with the HVAC Provider in a coordinated manner. In particular, the cooperation agreement establishes conditions for the owner of the Phase II Resort receiving thermal energy services from the HVAC Plant. These conditions include the payment by the owner of the Phase II Resort of all incremental costs attributable to such services and any additional capital improvements required for such services.

        The Cooperation Agreement also provides mechanisms for the owners of the various properties to make decisions regarding the termination or extension of the HVAC services agreements. In general, these provisions permit a property owner that is not receiving adequate HVAC services to replace the HVAC Provider, as long as the property owner:

•	arranges for an experienced substitute utility operator to take over operation of the HVAC Plant; and

•	indemnifies the other property owners against additional payment obligations arising as a consequence of the termination of the previous operator of the HVAC Plant.

        Consents, Approvals and Disputes

        If any property owner has a consent or approval right or has discretion to act or refrain from acting, consent or approval will only be granted and action will be taken or not taken only if a commercially reasonable owner would do so and such consent, approval, action or inaction would not have a material adverse effect on the property owned by such property owner. The Cooperation Agreement provides for the appointment of an independent expert to resolve some disputes between the parties, as well as for expedited arbitration for other disputes.

        HVAC Services Agreement and Related Documents

        Sempra Energy Solutions, successor to Atlantic Pacific Las Vegas, LLC, is a California company and is beneficially owned by Sempra Energy, a utility holding company.

        Thermal energy (i.e., heating and air conditioning) is provided to the Casino Resort and the Expo Center by the HVAC Provider using certain heating and air conditioning-related and other equipment (the “HVAC Equipment”). In addition, the HVAC Provider provides the Company with other energy-related services. The central HVAC Plant is located on land owned by the Company, which land and HVAC Plant have been leased to the HVAC Provider for a nominal annual rent. The HVAC Equipment is owned by the HVAC Provider, and the HVAC Provider has been granted appropriate easements and other rights so as to be able to use the HVAC Plant and the HVAC Equipment to supply thermal energy to the Casino Resort and the Expo Center (and, potentially, other buildings), so long as such easements do not materially interfere with the operations of the Casino Resort and the Expo Center. The HVAC Provider paid all costs (“HVAC Costs”) in connection with the purchase and installation of the HVAC Equipment, which costs totaled $70 million. The HVAC Provider has entered into separate service contracts (collectively, the “HVAC Service Agreements”) with: (i) Venetian; (ii) Interface; and (iii) the predecessor to the New Mall Subsidiary, for the provision of heat and cooling requirements at agreed-to rates. The charges payable by all users include a fixed component that enables the HVAC Provider to recover 85% of the HVAC Costs over the initial term of the service contracts, with interest at a fixed annual rate of 7.1%. In addition, the users reimburse the HVAC Provider for the annual cost of operating and maintaining the HVAC Equipment and providing certain other energy related services, and pay the HVAC Provider a management fee of $500,000 per year. Each user is allocated a portion of the total agreed-to charges and fees through its service contract, which portion includes paying 100% of the cost of services in connection with the HVAC Equipment relating solely to such user. Each user is not liable for the obligations of the other users; provided, however, that the New Mall Subsidiary is liable for the obligations of each Mall tenant. The HVAC Service Agreements expire in 2009, at which time the users will have the right, but not the obligation, to collectively either extend the term of their agreements for two consecutive periods of five years each or purchase the HVAC Equipment in accordance with purchase provisions set forth in the HVAC Service Agreements.

        The Company’s rights under the HVAC Service Agreements and related documents were collaterally assigned to The Bank of Nova Scotia, as agent for the lenders under the Company’s senior secured credit facility entered into on June 4, 2002 (the “Senior Secured Credit Facility”) and the holders of the Mortgage Notes as security for its obligations under the Senior Secured Credit Facility and the Mortgage Notes, and the Mall’s rights under the HVAC Services Agreement and related documents were collaterally assigned to Archon Financial, L.P. as lender under the secured mall facility that the Company is a party to (the “Secured Mall Facility”). The HVAC Provider has consented to the Company’s collateral assignment pursuant to a consent and agreement agreed to by the HVAC Provider. Under the HVAC consent and agreement, the HVAC Provider has agreed: (i) to acknowledge that the Company has granted a security interest in its agreements with the HVAC Provider; (ii) under certain conditions, to recognize the Company’s secured lenders’ rights to “step in” to the Company’s rights under these agreements, and to keep from exercising termination and other rights for a time; (iii) not to terminate these agreements or to consent to any termination or suspension of these agreements without written notice to The Bank of Nova Scotia, as agent for the lenders, and providing the Company’s secured lenders an opportunity to correct any default or breach that the Company commits; (iv) under certain conditions, to consent to the transfer of the Company’s interest to any of the secured lenders or a purchaser or grantee at a foreclosure sale and to any purchasers in lieu of foreclosure; and (v) that in the event one or more of the service contracts is rejected in any bankruptcy or insolvency proceedings, to execute and deliver to the secured lenders a new contract that is on the same terms and conditions as the original HVAC Service Agreements.

        Mall Management Contract

        The predecessor to the New Mall Subsidiary has entered into an agreement with Forest City Enterprises (“Forest City”), a subsidiary of Forest City Ratner Enterprises, a leading developer and manager of retail and commercial real estate developments, whereby Forest City manages the Mall and supervises and assists in the creation of an advertising and promotional program and a marketing plan for the Mall. Forest City is also responsible for, among other things, preparation of a detailed plan for the routine operation of the Mall, collection and deposit procedures for rents and other tenant charges, supervision of maintenance and repairs and, on an annual basis, preparation of a detailed budget (including any anticipated nonrecurring expenses and capital expenditures) for the Mall. The term of the management contract is five years from June 19, 1999, the date the Mall opened to the public. Forest City currently receives a management fee of 2% of all gross rents received from the operation of the Mall, provided that Forest City receives a minimum fee of $600,000 per year. Forest City is not affiliated with the Principal Stockholder or any of his affiliates.

Agreements Related to the Macau Casino Construction

        The Company has entered into preliminary contracts in Macau for architectural and engineering services and for site work to construct the Macau Casino. The Company plans to enter into other contracts during 2003 to complete construction of the Macau Casino by February 2004. The Company expects to enter into a construction management agreement during 2003 to facilitate construction of the Macau Casino.

Agreements Relating to the Phase II Resort

        The Casino Resort was developed on a stand-alone basis as the first phase of a planned two-phase development. In the second phase of the development, it is contemplated that the Phase II Subsidiary will construct and develop the Phase II Resort, which also is planned to be a themed resort. In the event that the Phase II Resort is not constructed, the Casino Resort has all the attributes and facilities to continue to operate as a stand-alone resort. See “Item 13 – Certain Relationships and Related Transactions – Possible Conflicts of Interest.”

        Phase II Resort

        The Company has not yet set a date to begin construction of the Phase II Resort. If the Company determines to construct the Phase II Resort, it will be required to raise substantial debt and/or equity financings. Currently, the Company has no commitments to fund the hard construction costs of the Phase II Resort. In addition, the development of the Phase II Resort may require obtaining additional regulatory approvals. The Company’s debt instruments limit its ability to guarantee or otherwise become liable for any indebtedness of the Phase II Subsidiary. These debt instruments also restrict the Company’s and its subsidiaries’ ability to sell or otherwise dispose of the capital stock of the Phase II Subsidiary, including a sale to the Principal Stockholder or to any of his affiliates. In addition, the indenture governing the Mortgage Notes (the “Indenture”) allows the Company to make investments of up to $20.0 million for the development of the Phase II Resort and to incur up to $20.0 million of additional debt to fund such investment.

        Phase II Casino Lease

        If the Phase II Resort is constructed, in order to avoid the need for a separate gaming license for the Phase II Subsidiary, LVSI or Venetian may operate the casino for the Phase II Resort pursuant to a lease (the “Phase II Casino Lease”). The Phase II Casino Lease may have terms substantially similar to the Casino Lease. The Company or Venetian, as the case may be, may agree to operate the casino in the Phase II Resort and the Casino in a substantially similar manner, and the Company or Venetian, as the case may be, may agree to have common gaming and surveillance operations in such casinos (based on pro rata allocations of operating costs).

        Phase II HVAC Services Agreement

        The Cooperation Agreement permits the owner of the land on which the Phase II Resort will be built (the “Phase II Land”) to enter into an HVAC Services Agreement to receive HVAC services from the HVAC Plant. Any such agreement would have to be on terms satisfactory to the HVAC Provider. See “Item 13 – Certain Relationships and Related Transactions – Cooperation Agreement.”

Regulation and Licensing

        State of Nevada

        The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the “Nevada Act”) and various local regulations. The Company’s gaming operations are also subject to the licensing and regulatory control of the Nevada Gaming Commission (the “Nevada Commission”), the Nevada Gaming Control Board (the “NGCB”) and the Clark County Liquor and Gaming Licensing Board (the “CCLGLB” and, together with the Nevada Commission and the NGCB, the “Nevada Gaming Authorities”).

        The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy that are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record-keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) the establishment of a source of state and local revenues through taxation and licensing fees. Any change in such laws, regulations and procedures could have an adverse effect on the Company’s gaming operations or on the operation of the Casino Resort.

        The Company is required to be licensed by the Nevada Gaming Authorities to operate a casino, and is currently so licensed. The gaming license requires the periodic payment of fees and taxes and is not transferable. The Company was registered by the Nevada Commission as a publicly-traded corporation (“Registered Corporation”) and as such, must periodically submit detailed financial and operating reports to the Nevada Gaming Authorities and furnish any other information that the Nevada Gaming Authorities may require. No person may become a stockholder of, or receive any percentage of profits from, the Company without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company operates the Casino pursuant to the Casino Lease between LVSI and Venetian, which provides for a fixed monthly rental payment. The Company possesses all state and local government registrations, approvals, permits and licenses required in order for the Company to engage in gaming activities at the Casino Resort.

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

        If it were determined that the Nevada Act was violated by the Company, the registration and gaming licenses it then holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Casino Resort and, under certain circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the Casino Resort) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming registration or license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the gaming operations of the Company.

        Any beneficial holder of the Company’s voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have their suitability as a beneficial holder of the Company’s voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

        The Nevada Act requires any person who acquires more than 5% of the Company’s voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company’s voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor” as defined in the Nevada Act, which acquires more than 10% but not more than 15% of the Company’s voting securities, may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities only for investment purposes. An institutional investor shall not be deemed to hold voting securities only for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investment and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company’s corporate charter, bylaws, management, policies or operations of the Company or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company’s voting securities only for investment purposes. Activities that are not deemed to be inconsistent with holding voting securities only for investment purposes include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners.

        Under a provision of the Nevada Act, under certain circumstances, an “institutional investor” as defined in the Nevada Act, which intends to acquire not more than 15% of any class of nonvoting securities of a privately-held corporation, limited partnership or limited liability company that is also a registered holder or intermediary company of the holder of a gaming license, may apply to the Nevada Commission for a waiver of the usual prior licensing or finding of suitability requirements if such institutional investor holds such nonvoting securities only for investment purposes. An institutional investor shall not be deemed to hold nonvoting securities only for investment purposes unless the nonvoting securities were acquired and are held in the ordinary course of business as an institutional investor, do not give the institutional investor management authority, and do not, directly or indirectly, allow the institutional investor to vote for the election or appointment of members of the board of directors, a general partner or manager, cause any change in the articles of organization, operating agreement, other organic document, management, polices or operations, or cause any other action that the Nevada Commission finds to be inconsistent with holding nonvoting securities only for investment purposes. Activities that are not deemed to be inconsistent with holding nonvoting securities only for investment purposes include: (i) nominating any candidate for election or appointment to the entity’s board of directors or equivalent in connection with a debt restructuring; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in the entity’s management, polices or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of nonvoting securities who must be licensed or found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

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

        Neither LVSI nor Venetian may make a public offering of any securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. The hypothecation of the Company’s assets and restrictions on stock in connection with any public offering also require the prior approval of the Nevada Commission. In addition, the hypothecation of Venetian’s assets and restrictions on stock in respect of any public offering require the approval of the Nevada Commission to remain effective.

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

        The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially-adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated.

        The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company’s board of directors in response to a tender offer made directly to the Registered Corporation’s stockholders for the purposes of acquiring control of the Registered Corporation.

        License fees and taxes, computed in various ways depending upon the type of gaming or activity involved, are payable to the State of Nevada and to Clark County, Nevada. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. Also, a casino entertainment tax is paid by the Company to the extent that certain entertainment is provided in a cabaret, nightclub, cocktail lounge or casino showroom in connection with the serving or selling of food, refreshments or merchandise.

        Any person who is licensed, required to be licensed, registered, required to be registered, or under common control with such persons (collectively, “Licensees”), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the NGCB, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of any investigation by the NGCB into their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are also required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of any foreign jurisdiction pertaining to such foreign gaming operation, fail to conduct such foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in such foreign operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability.

        The sale of alcoholic beverages by the Company on the premises of the Casino Resort is subject to licensing, control, and regulation by the applicable local authorities. The Company has obtained Clark County gaming and liquor licenses. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such licenses, and any such disciplinary action could (and revocation of such licenses would) have a material adverse effect upon the operations of the Company.

        Macau

        The Company is also subject to licensing and control in other jurisdictions. The Company is constructing a casino in Macau. Venetian Macau is subject to laws, regulations and controls as implemented and administered by the government of Macau. In addition, Venetian Macau is subject to reporting requirements to Macau’s Gambling Inspection and Coordination Bureau on a yearly basis, in particular with respect to the number of gaming tables and electrical or mechanical gaming machines that it intends to operate during the following year.

        Alderney

        During March 2003, a subsidiary of the Company received an interactive gaming license and an electronic betting center license from the Alderney Gambling Control Commission, and is subject to the laws, regulations and controls as implemented and administered by the Government of Alderney.

Employees

        The Company directly employs approximately 4,000 employees in connection with the Casino Resort. The Casino Resort’s employees are not covered by collective bargaining agreements. Most, but not all, major casino resorts situated on the Strip have collective bargaining contracts covering at least some of the labor force at such sites. The unions currently on the Strip include the Local 226 of the Hotel Employees and Restaurant Employees International Union (the “Local”), the Operating Engineers Union and the Teamsters Union. Although no assurances can be given, if employees decide to be represented by labor unions, management does not believe that such representation would have a material impact upon the Company’s results of operations, cash flows or financial position.

        The Local has requested the Company to recognize it as the bargaining agent for employees of the Casino Resort. The Company has declined to do so, believing that current and future employees are entitled to select their own bargaining agent, if any. In the past, when other hotel-casino operators have taken a similar position, the Local has engaged in certain confrontational and obstructive tactics, including contacting potential customers, tenants and investors, objecting to various administrative approvals and picketing. The Local has engaged in such tactics with respect to the Casino Resort and may continue to do so. Although the Company believes it will be able to operate despite such dispute, no assurance can be given that it will be able to do so or that the failure to do so would not result in a material adverse effect on the Company’s results of operations, cash flows or financial position.

Risk Factors

        The following risk factors should be read carefully in connection with evaluating the Company and the forward-looking statements contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect the Company, its operating results, its financial condition and the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K. Certain statements in “Risk Factors” constitute “forward-looking statements.” Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors and uncertainties set forth below and elsewhere in this Annual Report on Form 10-K. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Note Regarding Forward – Looking Statements.”

        The Company's Substantial Debt Could Impair its Financial Condition

        The Company is highly leveraged and has substantial debt service obligations. As of December 31, 2002, the Company had approximately $1.219 billion of indebtedness outstanding. In addition, there was approximately $75.0 million available for borrowing by Venetian under the $75.0 million senior secured revolving facility (the “Revolving Facility”) of the Senior Secured Credit Facility. The availability under the Revolving Facility may be reduced, eventually to $25.0 million, in the event that borrowings are made under the credit agreement recently entered into by one of the Company’s Macau subsidiaries. The Company’s Macau subsidiaries may also incur substantial indebtedness to construct various projects in Macau. See “Item 8 – Financial Statements and Supplementary Data – Notes to Financial Statements – Note 8 – Long-Term Debt.”

        This substantial indebtedness could have important consequences to the Company. For example, it could:

•	make it more difficult for the Company to satisfy its debt obligations;

•	increase the Company's vulnerability to general adverse economic and industry conditions;

•	impair the Company’s ability to obtain additional financing in the future for working capital needs, capital expenditures, acquisitions or general corporate purposes;

•	require the Company to dedicate a significant portion of its cash flow from operations to the payment of principal and interest on its debt, which would reduce the funds available for its operations;

•	limit the Company’s flexibility in planning for, or reacting to, changes in the business and the industry in which it operates;

•	place the Company at a competitive disadvantage compared to its competitors that have less debt; and

•	subject the Company to higher interest expense in the event of increases in interest rates to the extent a portion of its debt is and will continue to be at variable rates of interest.

        The Terms of the Company's Debt Instruments May Restrict the Company's Current and Future Operations, Particularly its Ability to Respond to Changes or to Take Some Actions

        The Senior Secured Credit Facility contains, and any future refinancing of this facility likely would contain, a number of restrictive covenants that impose significant operating and financial restrictions on the Company. The credit facility includes covenants restricting, among other things, the Company’s ability to:

•	incur additional debt, including guarantees;

•	incur liens;

•	dispose of assets;

•	make certain acquisitions;

•	pay dividends and make other restricted payments;

•	enter into sale and leaseback transactions;

•	engage in any new businesses;

•	issue preferred stock; and

•	enter into transactions with its shareholders and its affiliates.

        The Indenture also contains numerous covenants including, among other things, restrictions on the Company’s ability and that of its restricted subsidiaries to:

•	incur additional debt, including guarantees;

•	use assets as security in other transactions;

•	create liens or other encumbrances;

•	make certain payments and investments;

•	sell or otherwise dispose of assets;

•	engage in transactions with its affiliates;

•	enter into certain leases;

•	merge or consolidate with another entity; and

•	transfer all or substantially all assets.

        The Senior Secured Credit Facility also includes financial covenants, including requirements that the Company satisfy:

•	a minimum net worth test;

•	a maximum capital expenditure test;

•	a minimum interest coverage ratio; and

•	a maximum leverage ratio.

        In addition, the Company’s other debt and future debt or other contracts could contain financial or other covenants more restrictive than those applicable to the above instruments.

        The Company’s Business is Subject to Significant Contingencies Beyond its Control, Including the Aftermath of Terrorist Acts, Which May Significantly and Adversely Affect its Financial Condition, Results Of Operations or Cash Flows

        The Company’s operations are subject to significant business, economic and regulatory uncertainties and contingencies, many of which are beyond its control. On September 11, 2001, acts of terrorism occurred in New York City, Pennsylvania and Washington D.C. As a result of these terrorist acts, domestic and international travel was severely disrupted. As approximately 48% of the Company’s customers use air travel to come to Las Vegas, these terrorist acts and travel disruptions decreased customer visitation to the Casino Resort. In addition, the war with Iraq could have a similar effect on domestic and international travel. Management cannot predict the extent to which any further terrorist act, outbreak of hostilities or escalation of war, could have a material adverse effect on the economy in general and on the hotel/casino business in particular or could further disrupt air travel, which would adversely affect the Company’s financial condition, results of operations or cash flows. There can be no assurance that the Company will continue to manage the Casino Resort on a profitable basis or that it will be able to attract a sufficient number of guests, gaming customers and other visitors to the Casino Resort to make its various operations profitable independently or as a whole.

        The Company Faces Significant Competition Which Could Materially Adversely Affect its FinancialCondition, Results of Operations or Cash Flows

        The hotel, resort and casino businesses are highly competitive. See “–Business – Competition.” The Casino Resort competes with a large number of major hotel-casinos and a number of smaller casinos located on and near the Strip and in and near Las Vegas, including other upscale destinations such as The Bellagio, Mandalay Bay and Paris. Management expects competition to increase with the construction that began in November 2002 of Le Reve, an approximately 2,500-room resort being built on the site of the former Desert Inn, one block north of the Casino Resort, on the corner of Las Vegas Boulevard and Sands Avenue (anticipated to open in April 2005) and the opening during January 2003 of an approximately 1.8 million square foot convention center at Mandalay Bay. The Company also competes, to some extent, with other hotel-casino facilities in Nevada and in Atlantic City, as well as hotel-casinos and other resort facilities and vacation destinations elsewhere in the United States and around the world. Many of the Company’s competitors are subsidiaries or divisions of large public companies and may have greater financial and other resources than the Company has.

        The Company also competes with legalized gaming from casinos located on Native American tribal lands. In March 2000, California voters approved an amendment to the California Constitution permitting Native American tribes in California to operate a limited number of slot and video poker machines and house-banked card games. The governor of California has entered into compacts with numerous tribes in California. The federal government has approved approximately 60 such compacts, and casino-style gaming is now legal on those tribal lands. While the competitive impact on the Company’s operations in Las Vegas from the continued growth of Native American gaming establishments in California remains uncertain, the proliferation of gaming in California and other areas located near the Casino Resort could have an adverse effect on the Company’s results of operations.

        In addition, certain states have legalized, and others may legalize, casino gaming in specific areas, including metropolitan areas from which the Company traditionally attracts customers, such as New York, Los Angeles, San Francisco and Boston. In October 2001, the New York legislature approved a bill for expanded casino gaming on Native American reservations in the State of New York. Such proliferation of gaming venues, by luring customers close to home and away from Las Vegas, could adversely affect the Company’s financial condition, results of operations or cash flows.

        Competition will be increasing for the Congress Center and the Expo Center as a result of certain planned additional convention and meeting facilities as well as the enhancement or expansion of existing convention and meeting facilities in Las Vegas, which could have a negative impact on the Company’s business. With the expansion of their facilities, the Las Vegas Convention Center, a 3.2 million square foot convention and exhibition space facility, and the Mandalay Bay Convention Center, an approximately 1.8 million square foot convention center that opened in January 2003, will continue to be a major competitor of the Expo Center and will be able to solely host many large trade shows which had previously split space between the Las Vegas Convention Center and the Expo Center. In addition, management anticipates increased competition from the MGM Grand Hotel and Casino and the Mirage, which have significant conference and meeting facilities. To the extent that these competitors are able to capture a substantially larger portion of the trade show and convention business in Las Vegas, there could be a material adverse impact on the Congress Center and on the Expo Center and in turn, the Company’s financial position, results of operations and cash flows, given the Casino Resort’s link to the Expo Center. Other cities such as Boston, Orlando and Pittsburgh are also in the process of developing, or have announced plans to develop, convention centers and other meeting, trade and exhibition facilities that could in the long term materially adversely affect the Company.

        The Company is Involved in a Lawsuit with the Construction Manager Regarding the Original Construction of The Casino Resort, Which, if Decided Adversely to the Company, Could Have a Material Adverse Impact on the Company’s Financial Condition, Results of Operations or Cash Flows

        The original construction of the principal components of the Casino Resort was undertaken by Lehrer McGovern Bovis, Inc. as construction manager under a construction management agreement. The construction management agreement established a guaranteed maximum price of $645.0 million, subject to various exceptions, and a required substantial completion date for the Casino Resort of April 21, 1999. In July 1999, the Company filed a lawsuit in federal court against the construction manager for the Casino Resort, the guarantor of the construction manager’s obligations and various other parties for breach of contract and breach of guaranty, including failure to pay trade contractors and vendors and failure to meet the April 21, 1999 substantial completion date for the Casino Resort. The Company is seeking total damages in excess of $100.0 million. In response, the construction manager has filed a complaint against the Company for breach of contract and quantum meruit and also alleging that the Company defrauded the construction manager in connection with the construction of the Casino Resort. The construction manager is seeking damages, attorney’s fees, costs and punitive damages and claims that it is owed approximately $90.0 million from the Company.

        In connection with these disputes, the construction manager and its subcontractors filed mechanics liens against the Casino Resort for approximately $145.6 million and $182.2 million, respectively. The Company then purchased surety bonds for all of the claims underlying these liens other than approximately $15.0 million of claims with respect to which the construction manager purchased bonds. As a result, there can be no foreclosure of the Casino Resort in connection with the claims of the construction manager and its subcontractors. However, the Company will be required to pay or immediately reimburse the bonding company if, and to the extent that, the underlying claims are judicially determined to be valid.

        The Company and the construction manager commenced a trial in state court in Clark County, Nevada to litigate certain of their respective claims in August 2002. Many of the remaining claims that are the subject of the state court action and the federal court action have been proceeding concurrently in independent arbitration hearings. It is not yet possible to determine the ultimate outcome of this litigation, including the likelihood of loss or a range of loss amounts. Although the Company has purchased an insurance policy for loss coverage for a portion of certain specified potential losses, if this litigation or other proceedings concerning the claims of the construction manager or its subcontractors were decided adversely to the Company and were not covered by the insurance policy, this litigation or other proceedings could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

        There are Significant Risks Associated with the Company’s Planned Construction Projects, Which Could Adversely Affect its Financial Condition, Results of Operations or Cash Flows

        The Company’s on-going and future construction projects, such as the Phase IA Addition and Macau Casino, entail significant risks. Construction activity requires the Company to obtain qualified subcontractors, the availability of which may be uncertain. Contractual projects are subject to overrun and delays not within the Company’s control or the subcontractors’ control such as shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and unavailability of construction equipment. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite licenses, permits, allocations and authorizations from governmental or regulatory authorities could increase the total cost, delay, jeopardize or prevent the construction or opening of such projects or otherwise affect the design and features of the Phase IA Addition, the Macau Casino or other projects or the Company’s ability to preempt its competition.

        The anticipated costs and completion date for the Phase IA Addition and Macau Casino are based on budgets, conceptual design documents and schedule estimates that the Company has prepared with the assistance of architects and are subject to change as the design documents are finalized and more actual construction work is performed. If the Company incurs significant cost overruns that are not covered by trade contractors or insurance, it may not be able to arrange for additional financing to pay for such costs. A failure to complete the Phase IA Addition or the Macau Casino on budget and on schedule may adversely affect the Company’s financial condition, results of operations or cash flows.

        In addition, the construction of the Phase IA Addition is being funded in part by the lenders under the Senior Secured Credit Facility. Pursuant to such credit facility, the Company may obtain loan proceeds only upon satisfaction of certain conditions precedent, some of which are subject to the discretion of the lenders. The Company cannot assure you that the Company will be able to satisfy such conditions precedent to the satisfaction of such lenders or that, even it does satisfy such conditions, such lenders will perform their obligations under the facility and fund the loans. If the Company is unable to obtain loan proceeds under the credit facility, management cannot provide assurance that the Company will have access to other funds as may be required to complete the Phase IA Addition. The failure to obtain the loan proceeds or such other funds to complete the Phase IA Addition could materially and adversely affect the Company’s financial condition, results of operation and cash flows.

        The Company May Not Be Able to Raise the Required Funds for the Macau Casino

        The anticipated cost of the Macau Casino is $210.0 million. Venetian Macau must obtain these funds in order to complete the Macau Casino by its scheduled completion date of February 2004. These funds will consist of (i) a $40.0 million cash investment from the Company (ii) $50 million in proceeds from a credit agreement recently entered into by one of the Company’s Macau subsidiaries (which loan will be guaranteed by the Company and Venetian) and (iii) approximately $120 million from a Venetian Macau debt financing to occur in the future. Although Venetian Macau is engaged in discussions, there can be no assurance that the remaining $120 million of financing will be available to Venetian Macau to complete the Macau Casino, and, if available, that the financing will be on terms favorable to Venetian Macau.

        The Loss of the Company’s Gaming License or its Failure to Comply with the Extensive Regulations that Govern its Operations Could Have a Material Adverse Effect on its Financial Condition, Results of Operations or Cash Flows

        The Company’s gaming operations and the ownership of its securities are subject to extensive regulation by the Nevada Gaming Commission, the Nevada State Gaming Control Board and the Clark County Liquor and Gaming Licensing Board. These gaming authorities have broad authority with respect to licensing and registration of the Company’s business entities and individuals involved with the Company.

        Although the Company currently holds a gaming license issued by the Nevada gaming authorities, these authorities may, among other things, revoke the gaming license of any corporate entity or the registration of a registered corporation or any entity registered as a holding company of a corporate licensee for violations of gaming regulations. In addition, the Nevada gaming authorities may, under certain conditions, revoke the license or finding of suitability of any officer, director, controlling person, shareholder, noteholder or key employee of a licensed or registered entity. If the Company’s gaming licenses were revoked for any reason, the Nevada gaming authorities could require the closing of the casino, which would have a material adverse effect on the Company’s business.

        From time to time, the Nevada State Gaming Control Board investigates or reviews the records of gaming companies for compliance with gaming regulations as part of its regular oversight functions. The Company has been and is being investigated and a number of violations have been alleged, which may result in a penalty or penalties. A majority of these incidents occurred in the first year of the Company’s operations. The Company does not believe that these violations will result in a material adverse effect on its business or operations.

        In addition, any future public offering of debt or equity securities by the Company, including the hypothecation of its assets, requires the prior approval of the Nevada Gaming Commission if the Company intends to use the securities or the proceeds from the sale thereof to pay for construction of, or to acquire an interest in, any gaming facilities in Nevada, to finance the gaming operations of an affiliated company or to retire or extend obligations incurred for any such purpose.

        The Company and/or its subsidiaries are also subject to licensing and control in other jurisdictions. The Company is constructing a casino in Macau. Venetian Macau is subject to regulations and controls as implemented and administered by the government of Macau. A subsidiary of the Company has received a license to operate an Internet gaming site in Alderney and is subject to the Internet gaming regulations and controls of the government of Alderney. The termination of the Macau concession or the Alderney licenses could have an adverse effect on the Company.

        Certain Nevada Gaming Laws Apply to the Company's Planned Gaming Activities and Associations in Macau and Alderney

        Certain Nevada gaming laws also apply to the Company’s gaming activities and associations in jurisdictions outside the state of Nevada. The Company is required to comply with certain reporting requirements concerning its proposed gaming activities and associations occurring outside the state of Nevada, including Macau and Alderney. The Company is also subject to disciplinary action by the Nevada Gaming Commission if it:

•	knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation;

•	fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations;

•	engages in any activity or enter into any association that is unsuitable for the Company because it poses an unreasonable threat to the control of gaming in Nevada, reflects or tends to reflect discredit or disrepute upon the State of Nevada or gaming in Nevada, or is contrary to the gaming policies of Nevada;

•	engages in any activity or enters into any association that interferes with the ability of the State of Nevada to collect gaming taxes and fees; or

•	employs, contracts with or associates with any person in the foreign gaming operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability, or who has been found guilty of cheating at gambling.

        In addition, if the Nevada State Gaming Control Board determines that one of the Company’s actual or intended activities or associations in a foreign gaming operation may violate one or more of the foregoing, the Company can be required by it to file an application with the Nevada Gaming Commission for a finding of suitability of such activity or association. If the Nevada Gaming Commission finds that the activity or association in the foreign gaming operation is unsuitable or prohibited, the Company will either be required to terminate the activity or association, or will be prohibited from undertaking the activity or association. Consequently, should the Nevada Gaming Commission find that the Company’s gaming activities or associations in Macau or Alderney are unsuitable, the Company may be prohibited from undertaking its planned gaming activities or associations in those jurisdictions.

        The Company Depends on the Continued Services of Key Managers and Employees. If the Company Does Not Retain its Key Personnel, Attract, and Retain Other Highly Skilled Employees, its Business Will Suffer

        The Company’s ability to maintain its competitive position is dependent to a large degree on the services of its senior management team, including Sheldon G. Adelson, the Principal Stockholder. Only William Weidner, Bradley Stone and Robert Goldstein have employment agreements. The employment agreements do not require them to stay with the Company. The Company cannot assure you that any of these individuals will remain with the Company. The Company currently does not have a life insurance policy on any of the members of the senior management team. The death or loss of the services of any of the senior managers or the inability to attract and retain additional senior management personnel could have a material adverse effect on the Company’s business.

        The Company's Business, Policies, Affairs, and all Major Corporate Decisions are Controlled by the Principal Stockholder

        Mr. Adelson beneficially owns approximately 95% of the Company’s outstanding common stock. The Company’s board of directors is comprised of two persons, one of whom is Mr. Adelson. Mr. Adelson has two votes for all matters before the board of directors, whereas the other board member has only one vote. As a result, Mr. Adelson controls the Company’s business, policies and affairs, including the election of directors and all major corporate transactions and could prevent a change of control.

        Mr. Adelson owns Interface, the owner of the Expo Center, which may result in potential conflicts of interest. The Exp. Center, on the one hand, and the Congress Center and the meeting and conference space that is a part of the Phase IA Addition, on the other hand, are potential competitors in the business conference and meetings business. Under the Cooperation Agreement, the Company has agreed that, except under certain circumstances with respect to the Phase IA Addition, it will not conduct, or permit to be conducted at the Casino Resort, trade shows or expositions of the type generally held at the Expo Center. Furthermore, marketing practices that are intended to benefit the Expo Center may have a detrimental effect on the Casino Resort.

        The Construction of the Phase II Resort and Phase IA Addition Could Have an Adverse Effect on the Casino Resort

        The Company is currently in the process of constructing the Phase IA Addition on top of the Casino Resort’s existing parking garage and on land adjacent to it. In addition, through the Company’s subsidiary, Lido Casino Resort, LLC, the Company is planning to construct the Phase II Resort, which would consist of a hotel, casino, restaurant, dining and entertainment complex, and meeting and conference center space on a 15-acre site adjacent to the Casino Resort. Although the Company intends to construct the Phase IA Addition and the Phase II Resort with minimal impact on the Casino Resort, the Company cannot guaranty that the construction will not disrupt the operations of the Casino Resort or that it will be implemented as planned. Therefore, the construction of the Phase IA Addition and the Phase II Resort may adversely impact the businesses, operations and revenues of the Casino Resort.

        The Common Ownership and Management of the Casino Resort and the Phase II Resort Could Have an Adverse Effect on the Casino Resort

        The common ownership of the Casino Resort and the Phase II Resort may result in potential conflicts of interest because the Phase II Resort will be a potential competitor to the Casino Resort. For example, the Company may offer discounts and other incentives for visitors to stay at the Phase II Resort, which might result in a competitive advantage of the Phase II Resort over the Casino Resort. In addition, the Company may also choose to allocate certain business opportunities, such as potential restaurant, dining and entertainment tenants or requests for room reservations, to the Phase II Resort instead of the Casino Resort. Although common ownership of both the Casino Resort and the Phase II Resort may result in economies of scale, efficiencies and joint business opportunities for the two resorts, the Casino Resort may, in certain circumstances, bear the greater burden of the expenses that are shared by both resorts. In addition, the Company expects to lease and operate the casino for the Phase II Resort, so that management’s time may be split between overseeing the operation of each resort. In certain circumstances, management may devote more time to the ownership and operations responsibilities of the Phase II Resort than those of the Casino Resort.

        The Company May Be Adversely Affected by Union Activities in Las Vegas

        Although the Company’s employees are not covered by collective bargaining agreements, most major casino resorts situated on the Strip have collective bargaining agreements with unions such as the Local 226 of the Hotel Employees and Restaurant Employees International Union. Although the Company does not expect a strike to impact its work force or operations directly, no assurance can be given that a strike would not adversely affect Las Vegas business and visitation levels generally by generating negative publicity. As a result, the Company’s business may be adversely affected if such a strike were to occur.

        Entering into New Ventures Involves Business and Financial Risks, Including Litigation Risks and the Risk of Loss of the Nevada Gaming Licenses

        The Company is assessing the possibility of developing and operating an Internet gaming site and is currently exploring other business opportunities for expansion, including Native American gaming and the possibility of operating casino resorts in certain foreign jurisdictions. It is unclear how long it would take, or if it would be feasible or attractive, for the Company to develop, operate, obtain the necessary regulatory approvals for, acquire land in connection with or take any of the other necessary business risks and measures to complete any of these ventures. If the Company is successful in launching any such ventures, if at all, the Company cannot assure you that any of these projects would be successful, or that they would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

        The Company is currently in the process of constructing a casino in Macau and is developing plans to develop and operate one or more hotel, additional casinos and convention centers in Macau, People’s Republic of China. The Company’s Macau development and construction is subject to significant political, economic and social risks inherent in doing business in an emerging market such as China. Although Venetian Macau has been granted the right to operate casinos in Macau, the Company cannot assure you that the construction and operation of the Macau Casino will be successful, that the Company will be able to continue to acquire permanent and temporary operating sites on acceptable terms or at all for future planned development, or that such right will not be revoked. In particular, some of the risks involved in the development and licensing process include:

•	diversion of management's attention away from the other business concerns;

•	risks associated with a new and developing regulatory process which could result in the revocation of the concession or other required licenses in Macau;

•	the possible taking of property without agreement on fair compensation;

•	restrictions on foreign partnerships and alliances, foreign ownership and/or possible discrimination against foreign owned business;

•	delayed implementation regarding effective controls regarding criminal organizations;

•	potential conflicts between local and national governments;

•	the risk that the Company will not be able to acquire rights to build on suitable sites; and

•	risks associated with obtaining project financing.

        The Company believes that future regulatory developments in China will not unduly limit its planned investment. However, the Company cannot assure you at this time that all its planned activities in Macau will be permitted or economically feasible. Therefore, the planned investments in China could be jeopardized.

        The Company’s Insurance Coverage May Not Be Adequate to Cover all Possible Losses that the Casino Resort Could Suffer. In Addition, the Company’s Insurance Costs May Increase and the Company May Not Be Able to Obtain the Same Insurance Coverage in the Future

        The Company is dependent on the operations of the Casino Resort, which occupies a single site. The September 11th terrorist attacks have substantially affected the availability of insurance coverage for certain types of damages or occurrences. In addition, insurance premiums have increased on available coverage. It is possible that the war with Iraq could further adversely affect available insurance coverage and result in increased premiums on available coverage. The Company renewed its property and casualty insurance policies in April 2002. The Company was not able to purchase new insurance policies or renew its existing policies on terms as favorable as the terms of its prior policies. The costs of the new insurance policies are higher as a result of the general increase in premium levels. The new insurance policies exclude from coverage certain losses and damages that were covered under the Company’s prior insurance policies. In particular, the Company has substantially reduced insurance coverage with respect to occurrences of terrorist acts and any losses that could result from these acts.

        If there is an act of terrorism that affects the Casino Resort, the Mall and/or the Expo Center, there may not be sufficient insurance proceeds to cover the costs of restoring the property. Therefore, the Company could be exposed to heavy losses in the event that any damages occur, directly or indirectly, as a result of terrorist acts.

        In addition to the damage caused to the Company’s property by a casualty loss (such as fire, natural disasters, acts of war or terrorism), the Company may suffer disruption of its business in such event or be subject to claims by third parties injured or harmed. While the Company carries business interruption insurance and general liability insurance, such insurance may not be adequate to cover all losses in such event.

        The Company’s current insurance policies terminate in April 2003 and cost an additional $2.7 million per year as compared to the previous year 2002 policies. In addition to these policies, the Company has obtained $257.0 million of terrorism insurance coverage should a terrorist event occur, whereby up to $137.0 million of losses on the Expo Center and $120.0 million of losses on the Mall would take priority under the policy. In particular, the Company cannot be assured that losses incurred by the Casino Resort would be covered by the existing terrorism insurance coverage or that it will be able to continue to obtain insurance coverage with respect to occurrences of terrorist acts and any losses that could result from these acts. This could expose the Company to heavy losses in the event that any damages occur, directly or indirectly, as a result of terrorist acts. The cost of coverage may become so high that the Company may need to reduce its policy limits or agree to certain exclusions from its coverage.

ITEM 2. —PROPERTIES

        The Casino Resort sits on an approximately 30-acre parcel of land owned by the Company. The Phase II Subsidiary owns an additional approximately 15-acre adjacent parcel on which the conference center for the Phase IA Addition is being constructed and the Phase II Resort is planned to be constructed.

        The Senior Secured Credit Facility is, subject to certain exceptions, secured by a first priority security interest (subject to permitted liens) in the real property owned by the Company, including, the 30 acre parcel of land under the Casino Resort, the improvements thereon, and the Phase IA Addition (including the airspace in which the conference center for the Phase IA Addition is planned to be constructed). Subject to limited exceptions, the Mortgage Notes are also secured on a second-lien basis (subject to permitted liens) by these assets. The Secured Mall Facility is secured by first priority security interests in all of the assets of the New Mall Subsidiary, other than the capital stock and other equity interests of the New Mall subsidiary.

ITEM 3. —LEGAL PROCEEDINGS

        Except as described below the Company is party to various legal matters and claims arising in the ordinary course of business. The Company does not expect that the final resolution of these matters will have a material adverse impact on the financial position, results of operations or cash flows of the Company.

        Construction Litigation

        The construction of the principal components of the Casino Resort was undertaken by Lehrer McGovern Bovis, Inc. (the “Construction Manager”) pursuant to a construction management agreement and certain amendments thereto (as so amended, the “Construction Management Contract”). The Construction Management Contract established a final guaranteed maximum price (the “Final GMP”) of $645.0 million, so that, subject to certain exceptions (including an exception for cost overruns due to “scope changes”), the Construction Manager was responsible for any costs of the work covered by the Construction Management Contract in excess of $645.0 million. The Construction Management Contract also established a required “substantial completion” date (the date on which the construction of the Casino Resort was sufficiently complete, including the receipt of necessary permits, licenses and approvals, so that all components of the Casino Resort could be open to the general public) of April 21, 1999 (subject to extensions on account of “scope changes” and force majeure events), with a per-day liquidated damages penalty for failure to meet such deadline.

        The Company paid the Construction Manager a construction management fee of 1½% of the Final GMP, payable in monthly installments.

        The obligations of the Construction Manager under the Construction Management Contract were guaranteed by Bovis, Inc. (“Bovis”), the Construction Manager’s direct parent at the time the Construction Management Contract was entered into (such guaranty, the “Bovis Guaranty”). Bovis’ obligations under the Bovis Guaranty were guaranteed by The Peninsula and Oriental Steam Navigation Company (“P&O”), a British public company and the Construction Manager’s ultimate parent at the time the Construction Management Contract was entered into (such guaranty, the “P&O Guaranty”).

        The Construction Manager obtained, on behalf of the Company (and at the Company’s expense), a liquidated damages insurance policy (the “LD Policy”). The LD Policy covers (with certain exceptions) liquidated damages for delays of not less than one month and not more than four months in achieving substantial completion beyond the date substantial completion was required to be achieved under the Construction Management Contract.

        On July 30, 1999, Venetian filed a complaint against the Construction Manager and Bovis in United States District Court for the District of Nevada. The action alleges breach of contract by the Construction Manager of its obligations under the Construction Management Contract and a breach of contract by Bovis of its obligations under the Bovis Guaranty, including failure to fully pay trade contractors and vendors and failure to meet the April 21, 1999 guaranteed completion date. The Company amended this complaint on November 23, 1999 to add P&O as an additional defendant. The suit is intended to ask the courts, among other remedies, to require the Construction Manager and its guarantors to pay its contractors, to compensate Venetian for the Construction Manager’s failure to perform its duties under the Construction Management Contract and to pay the Company the agreed upon liquidated damages penalty for failure to meet the guaranteed substantial completion date. Venetian seeks total damages in excess of $100.0 million. The Construction Manager subsequently filed motions to dismiss the Company’s complaint on various grounds, which the Company opposed. The Construction Manager’s motions were either denied by the court or voluntarily withdrawn.

        In response to Venetian’s breach of contract claims against the Construction Manager, Bovis and P&O, the Construction Manager filed a complaint on August 3, 1999 against Venetian in the District Court of Clark County, Nevada. The action alleges a breach of contract and quantum meruit claims under the Construction Management Contract and also alleges that Venetian defrauded the Construction Manager in connection with the construction of the Casino Resort. The Construction Manager seeks damages, attorney’s fees and costs and punitive damages. In the lawsuit, the Construction Manager claims that it is owed approximately $90.0 million from Venetian and its affiliates. This complaint was subsequently amended by the Construction Manager, which also filed an additional complaint against the Company relating to work done and funds advanced with respect to the contemplated development of the Phase II Resort. Based upon its review of the complaints, the Company believes that the Construction Manager has not provided Venetian with reasonable documentation to support such claims, the Construction Manager has materially breached its agreements with the Company and the Construction Manager’s claims are without merit. The Company intends to vigorously defend itself and pursue its claims against the Construction Manager in any litigation.

        In connection with these disputes, as of December 31, 1999 the Construction Manager and its subcontractors filed mechanics liens against the Casino Resort for $145.6 million and $182.2 million, respectively. The Company believes that a major reason these lien amounts exceed the Construction Manager’s claims of $90.0 million is based upon a duplication of liens through the inclusion of lower-tier claims by subcontractors in the liens of higher-tier contractors, including the lien of the Construction Manager. As of December 31, 1999, the Company had purchased surety bonds for virtually all of the claims underlying these liens (other than approximately $15.0 million of claims with respect to which the Construction Manager purchased bonds). As a result, there can be no foreclosure of the Casino Resort in connection with the claims of the Construction Manager and its subcontractors. However, the Company will be required to pay or immediately reimburse the bonding company if and to the extent that the underlying claims are judicially determined to be valid. If such claims are not settled, it is likely to take a significant amount of time for their validity to be judicially determined.

        The Company believes that these claims are, in general, unsubstantiated, without merit, overstated, and/or duplicative. The Construction Manager itself has publicly acknowledged that at least some of the claims of its subcontractors are without merit. In addition, the Company believes that pursuant to the Construction Management Contract and the Final GMP, the Construction Manager is responsible for payment of any subcontractors’ claims to the extent they are determined to be valid. The Company may also have a variety of other defenses to the liens that have been filed, including, for example, the fact that the Construction Manager and its subcontractors previously waived or released their rights to file liens against the Casino Resort. The Company intends to vigorously defend itself in any lien proceedings.

        On August 9, 1999, the Company notified the insurance companies providing coverage under the LD Policy that it has a claim under the LD Policy. The LD Policy provides insurance coverage for the failure of the Construction Manager to achieve substantial completion of the portions of the Casino Resort covered by the Construction Management Contract within 30 days of the April 21, 1999 deadline, with a maximum liability under the LD Policy of approximately $24.1 million and with coverage being provided, on a per-day basis, for days 31-120 of the delay in the achievement of substantial completion. Because the Company believes that substantial completion was not achieved until November 12, 1999, the Company’s claim under the LD Policy is likely to be for the above-described maximum liability of $24.1 million. The Company expects the LD Policy insurers to assert many of the same claims and defenses that the Construction Manager has asserted or will assert in the above-described litigations. Liability under the LD Policy may ultimately be determined by binding arbitration.

        In June 2000, the Company purchased an insurance policy (the “Insurance Policy”) for loss coverage in connection with all litigation relating to the construction of the Casino Resort (the “Construction Litigation”). Under the Insurance Policy, the Company will self-insure the first $45.0 million and the insurer will insure up to the next $80.0 million of any possible covered losses. The Insurance Policy provides coverage for any amounts determined in the Construction Litigation to be owed to the Construction Manager or its subcontractors relating to claimed delays, inefficiencies, disruptions, lack of productivity/unauthorized overtime or schedule impact, allegedly caused by the Company during construction of the Casino Resort, as well as any defense costs.

        The Company and the Construction Manager commenced a trial in state court in Clark County, Nevada to litigate certain of their respective claims in August 2002. Many of the remaining claims between the parties that are the subject of the state court action and the federal court action will be proceeding concurrently in independent arbitration hearings.

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

ITEM 4. —SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5.—MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        There is no established trading market for the common stock of LVSI and the Company is not aware of any bid quotations for the common stock of LVSI.

Holders

        As of March 31, 2003, there were five holders of record of the common stock of LVSI.

Dividends

        LVSI did not pay any dividends in 2001 or 2002. The Company’s current long-term debt arrangements generally prohibit or restrict the payment of cash dividends. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Item 8 – Financial Statements and Supplementary Data – Notes to Financial Statements – Note 8 – Long-Term Debt.”

ITEM 6. —SELECTED FINANCIAL DATA

        The historical selected financial data set forth below should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2002, 2001 and 2000, and the balance sheet data at December 31, 2002 and 2001 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 1999 and 1998 and the balance sheet data at December 31, 2000, 1999 and 1998 are derived from the Company’s audited financial statements that do not appear herein. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended December 31,
	2002	2001	2000	1999(1)	1998

	(In thousands, except per share data)

STATEMENT OF OPERATIONS DATA
Gross revenues	$605,885	$566,493	$627,266	$273,498	$937
Promotional allowances	(34,208)	(42,594)	(46,296)	(25,045)	–

Net revenues	571,677	523,899	580,970	248,453	937
Operating expenses	(424,595)	(414,620)	(444,197)	(244,640)	(8,822)

Operating income (loss)	147,082	109,279	136,773	3,813	(7,885)
Interest expense, net	(111,794)	(109,359)	(118,036)	(68,847)	(21,878)
Other income (expense)	1,045	(1,938)	–	–	–
Loss on early retirement of debt (2)	(51,392)	(1,383)	(2,785)	(589)	–

Income (loss) before preferred return	(15,059)	(3,401)	15,952	(65,623)	(29,763)
Preferred return on Redeemable Preferred
Interest inVenetian Casino Resort, LLC	(23,333)	(20,766)	(18,482)	(14,399)	(13,647)

Net income (loss)	$(38,392)	$(24,167)	$(2,530)	$(80,022)	$(43,410)

Per Share Data

Basic and diluted loss per share (3)	$(38.39)	$(24.17)	$(2.53)	$(80.02)	$(43.41)

OTHER DATA
Capital expenditures	$135,848	$55,134	$28,589	$319,106	$508,399

	As of December 31,
	2002	2001	2000	1999	1998

BALANCE SHEET DATA
Total assets	$1,516,681	$1,271,786	$1,232,385	$1,209,602	$1,005,944
Long–term debt	$1,216,250	$811,869	$863,293	$907,754	$744,154
Stockholders' equity (deficit)	$(49,383)	$(10,991)	$13,176	$15,706	$67,937

(1)	The Casino Resort opened May 4, 1999.
(2)	In April 2002, the Financial Accounting Standards Board issued statement No. 145 (SFAS 145”) “Recession of FASB Statements Nos. 4, 44 and 64 and Amendment of FASB Statement No. 13.” SFAS 145 addresses the presentation for losses on early retirements of debt in the statement of operations to the extent they do not meet the requirements of APB Opinion No. 30. The Company has adopted SFAS 145 and no longer present losses on early retirements of debt as an extraordinary item. Accordingly, prior period losses on early retirement of debt have been reclassified to other income (expense) to conform to this new presentation in the accompanying table.
(3)	Net income (loss) per share and shares outstanding for all periods presented retroactively reflect the impact of the Company’s first quarter 2002 stock split which increased the number of shares of common stock outstanding from 925,000 to 1,000,000. The impact of the granting of options to purchase 5,500 shares of the Company’s common stock during 2002 has not been included in the computation of diluted earnings per share as their impact would have been antidilutive.

ITEM 7.—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. See “–Special Note Regarding Forward – Looking Statements.”

General

        The Company owns and operates the Casino Resort, a large-scale Renaissance Venice-themed hotel, casino, retail, meeting and entertainment complex in Las Vegas, Nevada. The Casino Resort includes the only all-suites hotel on the Las Vegas Strip with 3,036 suites; a gaming facility of approximately 116,000 square feet; an enclosed retail, dining and entertainment complex of approximately 446,000 gross leasable square feet; and a meeting and conference facility of approximately 500,000 square feet of convention space. The Company is party to litigation matters and claims related to its operations and construction of the Casino Resort that could have a material adverse effect on the financial position, results of operations or cash flows of the Company to the extent such litigation is not covered by the Insurance Policy. See “Item 3 – Legal Proceedings.”

        During the first two quarters of 2002, the Company’s operating results were negatively impacted by a decline in tourism following the terrorist attacks of September 11, 2001 and an economic downturn. Despite the decline in tourism and economic downturn early in 2002, several of the Company’s financial indicators improved in the last two quarters of 2002 due in large part to: (1) forward hotel room and meeting space bookings from conventions and trade shows at the Casino Resort; (2) increased room occupancies; (3) a recurring revenue stream from the Mall; and (4) successful cost-cutting initiatives. Although the Company expects its results to continue to compare favorably with the first and second quarters of 2002, the extent to which decreased tourism and an economic downturn will directly or indirectly impact operating results in the future cannot be predicted, nor can the Company predict the extent to which future security alerts and/or additional terrorist attacks may impact operations. In particular, the war with Iraq could have a material adverse impact on the Company’s business if it disrupts domestic and international air travel to Las Vegas.

        In June 2002, the Company entered into the Senior Secured Credit Facility and issued $850 million of Mortgage Notes and used the proceeds to repurchase or redeem all its remaining 12¼% Mortgage Notes due 2004 (the “Old Mortgage Notes”) and its 14¼% Senior Subordinated Notes due 2005 (the “Old Subordinated Notes” and, together with the Old Mortgage Notes, the “Old Notes”) and to repay all of its other outstanding indebtedness, (collectively, the “Refinancing Transactions”). See “–Liquidity and Capital Resources Refinancing Transactions.” In connection with the Refinancing Transactions, the Company incurred a loss on early retirement of indebtedness of $51.4 million during the fiscal year ended December 31, 2002 which was comprised of $33.0 million of call premiums paid in connection with the Refinancing Transactions and the write-off of $18.4 million related to the write-off of unamortized debt offering costs and unamortized original issue discount.

        During June 2002, the Company re-commenced construction of the Phase IA Addition consisting of 1,000 additional hotel rooms, 150,000 square feet of meeting space and a 1,000 parking space addition to the existing parking garage. Due to the travel disruption to Las Vegas during the fourth quarter of 2001, the Company decided to suspend construction of the Phase IA Addition at that time. The Company currently anticipates that the Phase IA Addition construction will be completed and the new facilities will be open for business in June 2003 with a remaining cost to complete of approximately $149.0 million plus, $8.9 million to expand the HVAC Plant (the “HVAC Plant Expansion”) to accommodate the Phase IA Addition, as of December 31, 2002. Due to the inherent risks in large construction projects, however, there can be no assurance that the Phase IA Addition or the HVAC Plant Expansion will be constructed without any substantial delays or cost increases. See “Item 1 – Business – Risk Factors – There are Significant Risks Associated with the Company’s Planned Construction Projects, Which Could Adversely Affect its Financial Condition, Results of Operations or Cash Flows.”

        On June 26, 2002, the Company announced that a joint venture comprised of Venetian Macau and a group of Macau and Hong Kong-based investors had entered into a final concession contract with the Government of the Macau Special Administrative Region of the People’s Republic of China to operate casinos in Macau. Venetian Macau entered into the final terms of a joint venture, sub-concession, and management agreements in the fourth quarter of 2002. The final terms of the joint venture and sub-concession agreements include financial obligations to the Government of Macau. The company commenced construction of the Macau Casino during December 2002. The Company currently anticipates that the Macau Casino construction will be completed and open for business in February 2004 with a total cost to complete of $210.0 million. Through December 31, 2002, the Company had incurred pre-developmental expenses of $5.9 million and Macau Casino capital expenditure costs of $2.4 million in connection with the Macau project. See “–Liquidity and Capital Resources — Macau Joint Venture” and “Item 1 – Business – Risk Factors – The Company May Not Be Able to Raise the Required Funds for the Macau Casino.”

        The Company has also entered into a joint venture agreement to assess the feasibility of and develop an Internet gaming site. The Company received an interactive gaming license and an electronic betting center license by the Alderney Gambling Control Commission during March 2003, but has not yet established any operations. Through December 31, 2002, the Company has contributed $0.4 million to the joint venture. The Company estimates that it is committed to contribute approximately $1.0 million, approximately one-third of the anticipated capital cost, to the joint venture during the next year. After recovery of each partner’s initial capital contribution, the Company will receive 50% to 80% of the net profit of the joint venture, based upon an increasing scale of net profit (if any). The joint venture provides that the agreement will be automatically terminated should the Company fail to obtain any additional required regulatory approvals from the government of Alderney, the Nevada gaming authorities, or any other applicable jurisdiction prior to launching its operations.

Critical Accounting Policies and Estimates

        Management has identified the following critical accounting policies that affect the Company’s more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates those estimates, including those related to asset impairment, accruals for slot marketing points, self-insurance, compensation and related benefits, revenue recognition, allowance for doubtful accounts, contingencies and litigation. The Company states these accounting policies in the notes to the consolidated financial statements and in relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to the Company and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates.

        The Company believes that the following critical accounting policies affect significant judgments and estimates used in the preparation of its consolidated financial statements:

•	The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic conditions. If the financial condition of customers were to deteriorate, or if a customer refuses to pay or disputes any such payment, additional allowances may be required.

•	The Company maintains accruals for health and workers compensation self-insurance, slot club point redemption and group sales commissions, which are classified in other accrued liabilities in the consolidated balance sheets. Management determines the adequacy of these accruals by periodically evaluating the historical experience and projected trends related to these accruals. If such information indicates that the accruals are overstated or understated, or if business conditions indicate the Company should adjust the assumptions utilized in the methodologies, the Company will reduce or provide for additional accruals as appropriate.

•	The Company is subject to various claims and legal actions, including lawsuits with the Construction Manager for the original construction of the Casino Resort. Some of these matters relate to personal injuries to customers and damage to customers’ personal assets. Management estimates guest claims expense and accrues for such liabilities based upon historical experience in the other accrued liability category in its consolidated balance sheet.

•	The Company depreciates property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategy. Future events, such as property expansions, property developments, new competition, new regulations, could result in a change in the manner in which the Company are using certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment if events and circumstance warrant such an assessment, the Company must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change, the Company may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Year Ended December 31, 2002 compared to the Year Ended December 31, 2001

        Operating Revenues

        Consolidated net revenues for the year ended December 31, 2002 were $571.7 million, representing an increase of $47.8 million when compared with $523.9 million of consolidated net revenues during 2001. The increase in net revenues was due to: (1) an increase of casino revenue of $29.3 million primarily the result of increased table games win percentage; (2) an increase in rooms revenue of $2.5 million as the result of higher hotel room occupancy; and (3) an increase in food and beverage revenue of $8.3 million which resulted from higher room occupancy and increased banquet revenues, all of which was partially offset by a decrease in other revenues of $0.6 million as the result of reduced group cancellation fees.

        Casino revenues were $256.5 million in the year ended December 31, 2002, an increase of $29.3 million from 2001. The increase was attributable to several factors, including: (1) higher table games win percentage (calculated before discounts) of 21.4% during 2002 as compared to 15.3% during 2001 (the table games win percentage is reasonably predictable over time, but may vary considerably during shorter periods); and (2) offset by more stringent table games marketing parameters during 2002 that resulted in decreased table games volume. Table games drop (volume) decreased to $867.3 million in the year ended December 31, 2002 from $966.6 million during 2001. Slot handle (volume) in the year ended December 31, 2002 decreased to $1.658 billion from $1.825 billion reported during 2001 because of more stringent marketing parameters.

        The Casino Resort maintained an average daily room rate of $196 for each of the years ended December 31, 2002 and 2001. Room revenues during the year ended December 31, 2002 were $206.7 million, representing an increase of $2.5 million when compared to $204.2 million during 2001. The increase in room revenues was the result of an increase of the occupancy of available guestrooms to 95.6% during the year ended December 31, 2002 as compared to 94.6% during 2001.

        Food and beverage revenues were $70.3 million during the year ended December 31, 2002, representing an increase of $8.3 million compared to $62.0 million for 2001. The increase was attributable to higher room occupancy and related banquet sales.

        Mall revenues, which are included in retail and other revenues, were $36.5 million during 2002, compared to $33.5 million during 2001. The increase was attributable to higher foot traffic, additional tenants and increased proceeds from rents calculated on tenant gross revenues.

        Retail and other revenues (excluding the Mall) decreased $3.6 million to $35.9 million in 2002 from $39.5 million in 2001. The decrease was primarily attributable to group cancellation fees of $5.2 million during 2001. Retail and other revenue for 2002 takes into account operating results from the Art of the Motorcycle exhibition at the Guggenheim Las Vegas Museum. The exhibit opened to the public on October 7, 2001 and closed on January 6, 2003.

        Operating Expenses

        Operating expenses (including pre-opening, developmental and corporate expenses) were $424.6 million in the year ended December 31, 2002, representing an increase of $10.0 million when compared to $414.6 million during 2001. The increase in operating expenses was primarily attributable to higher operating revenues and business volumes in all departments of the Casino Resort, increased general and administrative costs and partially offset by reduced advertising costs during 2002. Casino department expenses decreased $20.7 million as a result of reduced drop (table games volume), and reduced casino marketing costs. Room’s department expense increased $3.4 million resulting from higher room occupancy. Food and beverage expense increased $5.6 million as a result of increased food and beverage sales. General and administrative cost increased $7.5 million primarily as the result of increased utility, property tax, and insurance costs.

        Mall operating expenses, which are included in retail and other expenses, were $22.9 million during 2002 compared to $20.9 million during 2001. The increase in Mall operating expenses was primarily attributable to increased utility costs during 2002 as compared to 2001.

        Corporate expense was $11.0 million in 2002, compared with $6.4 million in 2001. The increase was due to increased incentive compensation and transportation costs.

        Pre-opening and developmental expense was $5.9 million as a result of the Company’s pre-development activity associated with the development of the Macau Casino.

        Fixed payment obligations (rent expense) primarily related to the HVAC Plant for the year ended December 31, 2002 were $7.6 million, including $5.2 million for the Casino Resort and $2.4 million for the Mall. Fixed payment obligations were $8.1 million during 2001, including $5.9 million for the Casino Resort and $2.2 million for the Mall.

        Interest Income (Expense)

        Interest expense net of amounts capitalized was $114.4 million for 2002, compared to $110.7 million in 2001. Of the net interest expense incurred during 2002, $105.9 million was related to the Casino Resort (excluding the Mall) and $8.5 million was related to the Mall. The increase in interest expense was attributable to increased borrowings associated with the Refinancing Transactions partially offset by decreases in interest rates on the Company’s variable rate debt during 2002.

        Interest income was $2.6 million and $1.4 million for the years ended December 31, 2002 and 2001, respectively. The increase was due to increased cash balances and restricted cash balances to be used for Phase IA Addition.

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

        Casino revenues were $227.2 million in the year ended December 31, 2001, a decrease of $71.9 million from 2000. The decrease was attributable to several factors, including: (1) an unusually low historical table games win percentage (calculated before discounts) of 15.3% during 2001 as compared to 20.5% during 2000 (the table games win percentage is reasonably predictable over time, but may vary considerably during shorter periods); (2) more stringent table games marketing parameters during 2001 that resulted in decreased table games volume; (3) decreased visitor traffic to Las Vegas after the terrorist attacks of September 11, 2001; and (4) table games drop (volume) decreased to $966.6 million in the year ended December 31, 2001 from $1,130.3 million during 2000. Slot handle (volume) in the year ended December 31, 2001 decreased to $1,825.2 billion from $1,939.6 billion reported during 2000; a result of decreased visitor traffic to Las Vegas after September 11, 2001.

        The Casino Resort’s average daily room rates increased to $196 in the year ended December 31, 2001 as compared to $182 in 2000. Room revenues during the year ended December 31, 2001 were $204.2 million, representing an increase of $11.9 million when compared to $192.3 million during 2000. The increase in room rates occurred in all major segments of the Casino Resort’s hotel rooms business, including the mid-week, group and convention business, and the weekend retail business. The occupancy of available guestrooms was 94.6% during the year ended December 31, 2001 compared to 95.2% during 2000.

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

        Retail and other revenues increased $4.2 million to $73.0 million in 2001 from $68.8 million in 2000. Other revenue includes $5.3 million of group cancellation fees during the year ended December 31, 2001, including $5.2 million during the fourth quarter of 2001, as compared to $1.9 million during all of 2000. In addition, during the fourth quarter of 2001, the Company added $1.0 million to its provision for bad debts as an estimate of settlement losses associated with $1.9 million of uncollected group cancellation fees.

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

        Interest Income (Expense)

        Interest expense net of amounts capitalized was $110.7 million for 2001, compared to $119.8 million in 2000. Of the net interest expense incurred during 2001, $95.6 million was related to the Casino Resort (excluding the Mall) and $15.1 million was related to the Mall. The decrease in interest expense was attributable to decreases in interest rates on the Company’s variable rate debt during 2001 and capitalization of $2.0 million of interest in connection with current construction projects.

        Interest income was $1.4 million and $1.8 million for the years ended December 31, 2001 and 2000, respectively.

Other Factors Affecting Earnings

        Depreciation expense for the year ended December 31, 2002 was $43.6 million as compared to $40.8 million for the year ended December 31, 2001. The increase was attributable to placing capital improvement projects into service during the fourth quarter of 2001, including the Guggenheim Museum projects.

        During the years ended December 31, 2002 and December 31, 2001, $23.3 million and $20.8 million, respectively, were accrued on the Series B preferred interest in Venetian (the “Series B Preferred Interest”) related to the contributions made.

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

Liquidity and Capital Resources

        Cash Flow and Capital Expenditures

        As of December 31, 2002 and December 31, 2001, the Company held unrestricted cash and cash equivalents of $93.7 million and $54.9 million, respectively. Net cash provided by operating activities for the year ended December 31, 2002 was $78.1 million, compared with $50.8 million for 2001. The Company’s operating cash flow in 2002 was positively impacted as compared to the prior year primarily because of the $37.8 million increase in operating income offset by a net decrease in accounts payable and accrued liabilities. Net trade receivables were $53.3 million as of December 31, 2002 and $57.1 million as of December 31, 2001.

        Capital expenditures during the year ended December 31, 2002 were $135.8 million, of which $106.9 million was attributable to construction of the Phase IA Addition and $2.4 million was attributable to the Macau Casino project with the balance having been incurred for operating capital expenditures at the Casino Resort. The Company expects capital expenditures in 2003 to total approximately $347.9 million including Macau Casino construction cost of $160.0 million, Phase IA construction cost of $149.0 million, HVAC Plant Expansion cost of $8.9 million and $30.0 million for operating capital expenditures at the Casino Resort.

        The Company also held restricted cash balances of $105.3 million as of December 31, 2002. Of this amount, $101.2 million was held in restricted accounts and invested in cash or permitted investments by a disbursement agent for the Senior Secured Credit Facility lenders until required for Phase IA Addition project costs under the disbursement terms of the Senior Secured Credit Facility. In addition to the cash in the disbursement account, the Senior Secured Credit Facility’s senior secured delayed draw facility (the “Term A Facility”) provides for a delayed draw term loan of $50.0 million which the Company expects to draw upon in full by June 4, 2003 to pay Phase IA Addition project costs. The Company estimated that the cost to complete the Phase IA Addition as of December 31, 2002 was $149.0 million. In addition, the Company will spend $8.9 million to pay for the HVAC Plant Expansion. The Company expects completion to occur by June 2003. The Company currently anticipates that the funds in the disbursement account and the delayed draw facility will be sufficient to pay for all of the remaining costs of the Phase IA Addition (excluding the HVAC Plant expansion). The Company expects that the HVAC Plant Expansion will be funded by either a new $15 million furniture, fixtures and equipment debt facility or by operating cash flow.

        Aggregate Indebtedness and Fixed Payment Obligations to the HVAC Provider

        The Company’s total long-term indebtedness and its fixed payment obligations to Southern Energy Solutions, the provider of heating and air conditioning to the Casino Resort and the Expo Center, are summarized below for the twelve month periods ended December 31:

	2003	2004	2005	2006	2007	Thereafter

	(Dollars in Thousands)

Long -Term Indebtedness
Mortgage Notes	$–	$–	$–	$–	$–	$850,000
Senior Secured Credit Facility (1)	2,500	2,500	2,500	2,500	120,000	118,750
Secured Mall Facility (2)	–	–	120,000	–	–	–

Fixed Payment Obligations to the HVAC Provider
HVAC Provider fixed payments (3)	7,657	7,657	7,657	7,657	7,657	11,485

Total indebtedness and HVAC fixed
payment obligations	$10,157	$10,157	$130,157	$10,157	$127,657	$980,235

(1)	The Senior Secured Credit Facility will mature on June 4, 2008 and will be subject to nominal quarterly amortization payments, beginning September 30, 2002 and through June 30, 2007, and equal quarterly amortization payments of the balance of this facility thereafter. The senior secured delayed draw facility was available through June 4, 2003 and will mature on June 4, 2007 and is subject to quarterly amortization payments commencing on December 31, 2003. Indebtedness under the senior secured revolving credit facility will mature on June 4, 2007 with no interim amortization.
(2)	The $120.0 million Secured Mall Facility will mature on June 10, 2005 (subject to extension for two terms of one year each), with no amortization.
(3)	The Company and the New Mall Subsidiary are parties to a services agreement with a third party for thermal energy (heating ventilating and air conditioning) (HVAC) for the Casino Resort. The total remaining payment obligation under these arrangements was $49.8 million as of December 31, 2002, payable in equal monthly installments through July 1, 2009.

        Under the terms of its existing indebtedness, the Company has debt principal payments due aggregating $2.5 million during the next twelve months, representing principal payments on the Senior Secured Credit Facility. Based on current outstanding indebtedness and current interest rates on the Senior Secured Credit Facility and the Secured Mall Facility, the Company has estimated total interest payments during the next twelve months (excluding noncash amortization of debt offering costs) of approximately $105.3 million for indebtedness secured by the Casino Resort and approximately $4.0 million for indebtedness secured by the Mall . In addition, Venetian Macau is in the process of seeking an additional $120.0 million of indebtedness to complete the Macau Casino which would require additional interest expense. See “Item 8 – Financial Statements and Supplementary Data – Notes to Financial Statements – Note 8 – Long-Term Debt.”

        The Company also has fixed payments obligations due during the next twelve months of $7.7 million under its energy service agreements with the HVAC Provider. The total remaining payment obligation under this arrangement is $49.8 million, payable in equal monthly installments during the period of January 1, 2003 through July 1, 2009.

        Refinancing Transactions

        On June 4, 2002, the Company issued $850.0 million in aggregate principal amount of Mortgage Notes in a private placement offering and entered into the Senior Secured Credit Facility in an aggregate amount of $375.0 million and the Secured Mall Facility in the aggregate amount of $105.0 million (subsequently increased to $120.0 million on June 28, 2002). The Company used the proceeds of the Refinancing Transactions to repay, redeem or repurchase all of its outstanding indebtedness (including the Old Mortgage Notes, the Old Subordinated, the November 1997 Bank Credit Facility (the “Bank Credit Facility”), the facility providing for financing for certain furniture, fixtures, and equipment and an electrical substation (the “FF&E Facility”), the advance of $23.5 million under the Principal Stockholder’s completion guaranty, the $105.0 million tranche A take-out loan to the New Mall Subsidiary (the “Tranche A Take-out Loan”) and the $35.0 million tranche-B take out loan to the New Mall Subsidiary (the “Tranche B Take-out Loan”), the Phase II Subsidiary’s unsecured bank line of credit and the Phase II Subsidiary’s term and revolving loan (the “Phase II Subsidiary Credit Facility”), to finance the construction and development of the Phase IA Addition and to pay all fees and expenses associated with the Refinancing Transactions. In addition, the Principal Stockholder’s completion guarantee relating to the construction of the Casino Resort was terminated upon the consummation of the Refinancing Transactions and the remaining cash collateral was returned to the Principal Stockholder. In connection with the Refinancing Transactions, the Company incurred a loss on early retirement of indebtedness of $51.4 million during the year ended December 31, 2002. See “Item 8 – Financial Statements and Supplementary Data – Notes to Financial Statements – Note 8 – Long-Term Debt.”

        For the next twelve months, the Company expects to fund Casino Resort operations, capital expenditures, the Macau casino construction, Internet gaming development activities and debt service requirements from existing cash balances, operating cash flow, borrowings under the Revolving Facility to the extent that funds are available, borrowings by Venetian Macau and other unrestricted subsidiaries, drawings under the Term A Facility and distributions of excess cash from Grand Canal Shops II, LLC (the “Mall II Subsidiary”) to Venetian to the extent permitted under the terms of the Company’s indebtedness. As of December 31, 2002, there was $75.0 million available for borrowing under the Revolving Facility and $50.0 million available under the Term A Facility. As discussed below, the availability under the Revolving facility will decrease as loans are made under the new $50 million credit agreement entered into on March 27, 2003 by one of the Company’s Macau subsidiaries.

        The Company’s existing debt instruments contain certain restrictions that, among other things, limit the ability of the Company and/or certain subsidiaries to incur additional indebtedness, issue disqualified stock or equity interests, pay dividends or make other distributions, repurchase equity interests or certain indebtedness, create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell assets of the Company without prior approval of the lenders or noteholders. Financial covenants included in the Senior Secured Credit Facility include total debt to EBITDA ratios, EBITDA to interest coverage ratios, minimum net worth covenants and maximum capital expenditure limitations. The financial covenants in the Senior Secured Credit Facility involving EBITDA are applied on a rolling four-quarter basis. As of December 31, 2002, the Company was in compliance with all required covenants and ratios under its current debt instruments. See “Item 8 – Financial Statements and Supplementary Data – Notes to Financial Statements – Note 8 – Long-Term Debt.”

        Macau Casino Project

        The Company is currently constructing a casino in Macau with an anticipated completion date of February 2004 and tentatively plans to build a 500-suite hotel, casino and convention center complex, with a Venetian-style theme similar to that of the Company’s Las Vegas property. Under the terms of Venetian Macau’s agreements with the government of Macau, Venetian Macau has certain financial obligations to the Government of Macau or is obligated to pay for certain costs of developing and constructing the Macau Casino and other projects in Macau. Venetian Macau is committed to invest 4.4 billion Macau patacas (approximately $531.7 million at exchange rates as of December 31, 2002) under its agreement with the government of Macau in various development projects until March 31, 2007. To support this obligation, Venetian Macau has caused a Macau bank to guarantee 300 million Macau patacas (approximately $36.3 million at exchange rates as of December 31, 2002) on its behalf and Lido Casino Resort Holding Company, LLC (an unrestricted subsidiary of the Company) has guaranteed 200 million Macau patacas (approximately $24.2 million at exchange rates as of December 31, 2002) of the legal and contractual liabilities of Venetian Macau to the Macau government until March 31, 2007. The Company expects to use cash received from the following sources to fund the various Macau projects:

•	borrowings by Venetian under the Revolving Facility;

•	additional debt or equity financings; and

•	operating cash flow (subject to certain limitations contained in the Company’s debt instruments).

        Specifically, the Company estimates the cost to complete the Macau Casino to be $210.0 million and expects completion to occur by February 2004. The Senior Secured Credit Facility and the Indenture relating to the Mortgage Notes limits the Company’s ability to make investments in its Macau subsidiaries. As of December 31, 2002, the Company has invested $34.4 million in its Macau subsidiaries and expects to invest an additional $5.6 million. Of this invested amount, $25.6 million remains on deposit in Venetian Macau bank accounts as of December 31, 2002. On March 27, 2003, Venetian Venture Development Intermediate Limited (“Venetian Intermediate”), a subsidiary of the Company, entered into a credit agreement (“Venetian Intermediate Credit Agreement”) with The Bank of Nova Scotia to provide $50.0 million of financing for the Macau Casino. Venetian Intermediate, a wholly-owned indirect subsidiary of Venetian, owns 100% of Venetian Macau. The obligations under the loans to be made under Venetian Intermediate Credit Agreement will be guaranteed by the Company and Venetian and supported by letters of credit to be issued under the Senior Secured Credit Facility in favor of the Venetian Intermediate Credit Agreement lenders. As these loans are made, the letters of credit will reduce the amounts available for working capital loans under the Revolving Facility on a dollar for dollar basis from the $75.0 million of current availability to $25.0 million. The amounts outstanding under the Venetian Intermediate Credit Facility bear interest at the base rate or the adjusted Eurodollar rate plus 0.5% per annum. Interest is payable on base rate loans on a monthly basis and is payable on Eurodollar loans at the end of the applicable interest period, and there is no scheduled principal amortization. The credit facility is due in full March 27, 2006. As of March 31, 2003, the credit facility remains undrawn. In addition, Venetian Macau is currently negotiating to obtain $120.0 million in additional debt financing (“Proposed Venetian Macau Financing Agreement”). There can be no assurance that financing will be available to the Company to complete the Macau Casino, and, if available, that the financing will be on terms favorable to the Company. The proceeds from the Venetian Intermediate Credit Agreement, the Proposed Venetian Macau Credit Agreement and the direct investments of $40.0 million from Venetian will be used to fund the $210.0 million total anticipated cost of the Macau Casino.

        Through December 31, 2002, the Company had incurred pre-opening and developmental expenses of $5.9 million and construction costs of $4.8 million, in connection with the Macau Casino project.

        Venetian Macau, Venetian Intermediate and the Company’s other Macau subsidiaries are not guarantors under the Mortgage Notes or the Senior Secured Credit Facility and, subject to certain limited exceptions, are not restricted subsidiaries under the Indenture or the Senior Secured Credit Facility.

        Phase II Resort

        The Company has not yet set a date to begin construction of the Phase II Resort. If the Company determines to construct the Phase II Resort, it will be required to raise substantial debt and/or equity financings. Currently, the Company has no commitments to fund the hard construction costs of the Phase II Resort. In addition, the development of the Phase II Resort may require obtaining additional regulatory approvals. The Company’s debt instruments limit its ability to guarantee or otherwise become liable for any indebtedness of the Phase II Subsidiary. These debt instruments also restrict the Company’s and its subsidiaries’ ability to sell or otherwise dispose of the capital stock of the Phase II Subsidiary, including a sale to the Principal Stockholder or to any of his affiliates. In addition, the Indenture allows the Company to make investments of up to $20.0 million for the development of the Phase II Resort and to incur up to $20.0 million of additional debt to fund such investment. The Phase II Subsidiary is an unrestricted subsidiary that is not subject to the terms of the Indenture or the Senior Secured Credit Facility and is not a guarantor under the Mortgage Notes or the Senior Secured Credit Facility.

        Litigation Contingencies and Available Resources

        The Company is a party to certain litigation matters and claims related to the construction of the Casino Resort. If the Company is required to pay any of the Construction Manager’s contested construction costs (the “Contested Construction Costs”) which are not covered by the Insurance Policy, the Company may use cash received from the following sources to fund such costs: (i) the LD Policy; (ii) the Construction Manager, Bovis and P&O pursuant to the Construction Management Contract, the Bovis Guaranty and the P&O Guaranty, respectively; (iii) third parties, pursuant to their liability to the Company under their agreements with the Company; (iv) amounts received from the Phase II Subsidiary for shared facilities designed and constructed to accommodate the operations of the Casino Resort and the Phase II Resort; (v) borrowings under the Revolving Facility; (vi) additional debt or equity financings; and (vii) operating cash flow. If the Company were required to pay substantial Contested Construction Costs, and if it were unable to raise or obtain the funds from the sources described above, there could be a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Recent Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board issued Statement No. 143 (“SFAS 143”), “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002.

        In June 2002, the Financial Accounting Standard Board issued Statement No. 146 (“SFAS 146”) “Accounting for Costs Associated with Exit or Disposal Activities.” The provisions of SFAS 146 become effective for exit or disposal activities commenced subsequent to December 31, 2002 and the Company does not expect any impact on its financial condition, results of operations or cash flows.

        The Company does not expect the impact of the adoptions of SFAS 143 and SFAS 146 to have a material impact on its financial condition, results of operations or cash flows.

        In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that is has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At December 31, 2002, the Company does not have any guarantees outside of its consolidated group and accordingly does not expect the adoption of FIN 45 to have a material impact on its financial condition, results of operations or cash flows. Disclosures concerning guarantees are found in Notes 8 and 13.

        In December 2002 the Financial Accounting Standards Board issued Statement No. 148 (“SFAS 148”) “Accounting for Stock-Based Compensation.” The provisions of SFAS 148 became effective December 15, 2002. The Company has adopted the disclosure requirements of SFAS 148.

        In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interest in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for VIEs in existence prior to January 31, 2003, and outlines consolidation requirements for VIEs created after January 31, 2003. The Company has reviewed its major relationships and its overall economic interests with other companies consisting of related parties, companies in which it has an equity position and other suppliers to determine the extent of its variable economic interest in these parties. The Company believes it has appropriately reported the economic impact and its share of risks of its commercial relationships through its equity accounting along with appropriate disclosure of its other commitments.

Special Note Regarding Forward-Looking Statements

        Certain statements in this section, the risk factors set forth in “Item 1–Business” of this Annual Report on Form 10-K for the year ended December 31, 2002 and elsewhere in this Annual Report on Form 10-K (as well as information included in oral statements or other written statements made or to be made by the Company) constitute “forward-looking statements.” Such forward-looking statements include the discussions of the business strategies of the Company and expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, in certain portions of this Form 10-K, the words: “anticipates”, “believes”, “estimates”, “seeks”, “expects”, “plans”, “intends” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks associated with entering into new construction and new ventures, including the Phase IA Addition and the Macau Casino, increased competition and other planned construction in Las Vegas, including the opening of a new casino resort on the site of the former Desert Inn and upcoming increases in meeting and convention space, the completion of infrastructure projects in Las Vegas, government regulation of the casino industry, including gaming license approvals and regulation in foreign jurisdictions, the legalization of gaming in certain jurisdictions, such as Native American reservations in the States of California and New York and regulation of gaming on the Internet, leverage and debt service (including sensitivity to fluctuations in interest rates and other capital markets trends), uncertainty of casino spending and vacationing at casino resorts in Las Vegas, disruptions or reductions in travel to Las Vegas due to the September 11th attacks, the war with Iraq and any future terrorist incidents, new taxes or changes to existing tax rates, fluctuations in occupancy rates and average daily room rates in Las Vegas, demand for all-suites rooms, the popularity of Las Vegas as a convention and trade show destination, insurance risks (including the risk that the Company has not obtained sufficient coverage against acts of terrorism or will only be able to obtain additional coverage at significantly increased rates), litigation risks, including the outcome of the pending disputes with the Construction Manager and its subcontractors, and general economic and business conditions which may impact levels of disposable income, consumer spending and pricing of hotel rooms.

ITEM 7A.–QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company’s primary exposure to market risk is interest rate risk associated with its long-term debt. The Company attempts to manage its interest rate risk by managing the mix of its long-term fixed-rate borrowings and variable rate borrowings, and by use of interest rate cap and floor agreements. The ability to enter into interest rate cap and floor agreements allows the Company to manage its interest rate risk associated with its variable rate debt.

        The Company does not hold or issue financial instruments for trading purposes and does not enter into deliverable transactions that would be considered speculative positions. The Company’s derivative financial instruments consist exclusively of interest rate cap and floor agreements, which do not qualify for hedge accounting. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense.

        To manage exposure to counterparty credit risk in interest rate cap and floor agreements, the Company enters into agreements with highly-rated institutions that can be expected to fully perform under the terms of such agreements. Frequently, these institutions are also members of the bank group providing the Company’s credit facility, which management believes further minimizes the risk of nonperformance.

        The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates for the twelve month periods ended December 31:

								FAIR
	2003	2004	2005	2006	2007	THEREAFTER	TOTAL	VALUE(1)

	(Dollars In Millions)

LIABILITIES
Short-term debt
Variable rate	$2.5	--	--	--	--	--	$2.5	$2.5
Average interest rate (2)	4.4%	--	--	--	--	--	4.4%	4.4%
Long-term debt
Fixed rate	--	--	--	--	--	850.0	850.0	890.4
Average interest rate (2)	--	--	--	--	--	11.0%	11.0%	11.0%
Variable rate	--	2.5	122.5	2.5	120.0	118.8	366.3	366.3
Average interest rate (2)	--	4.4%	3.9%	4.4%	4.4%	4.4%	4.3%	4.3%

(1)	The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of the Company’s publicly traded debt.
(2)	Based upon contractual interest rates for fixed rate indebtedness or current LIBOR rates for variable rate indebtedness.

        Foreign currency translation gains and losses were not material to the Company’s results of operations for the year ended December 31, 2002, but may be in future periods in relation to activity associated with the Macau venture.

        See also “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and ” Item 8 – Financial Statements and Supplementary Data – Notes to Financial Statements – Note 8 – Long-Term Debt.”

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Financial Statements:

Report of Independent Accountants	46

Consolidated Balance Sheets at December 31, 2002 and 2001	47

Consolidated Statements of Operations for each of the three
years in the period ended December 31, 2002	48

Consolidated Statements of Stockholders' Equity (Deficit) for each of the
three years in the period ended December 31, 2002	49

Consolidated Statements of Cash Flows for each of the three
years in the period ended December 31, 2002	50

Notes to Financial Statements	51

Financial Statement Schedules:
Report of Independent Accountants	83
Schedule II - Valuation and Qualifying Accounts	84

The financial information included in the financial statement schedule should be read in conjunction with the consolidated financial statements. All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or the notes thereto.

Report of Independent Accountants

To the Directors and Stockholders of Las Vegas Sands, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Las Vegas Sands, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As more fully described in Note 2, the Company changed its method of accounting for losses on early retirement of debt in connection with its adoption of Financial Accounting Standards Board Statement No. 145.

PricewaterhouseCoopers LLP

Las Vegas, Nevada
February 5, 2003, except for Note 8 – Venetian Intermediate
Credit Facility and Note 13 – Macau Casino Project and
Internet Gaming, as to which the date is March 27, 2003

LAS VEGAS SANDS, INC.

Consolidated Balance Sheets
(Dollars in thousands)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$93,742	$54,936
Restricted cash	21,880	2,646
Accounts receivable, net	53,312	57,092
Inventories	5,070	4,747
Prepaid expenses	5,004	3,862

Total current assets	179,008	123,283

Property and equipment, net	1,191,828	1,096,307
Deferred offering costs, net	38,015	18,989
Restricted cash	83,370	–
Other assets, net	24,460	33,207

	$1,516,681	$1,271,786

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12,201	$36,353
Construction payables	29,727	26,115
Construction payables-contested	7,232	7,232
Accrued interest payable	4,336	10,008
Other accrued liabilities	80,585	70,035
Current maturities of long-term debt	2,500	129,113

Total current liabilities	136,581	278,856

Other long-term liabilities	1,122	3,274
Long-term debt	1,216,250	745,746
Long-term subordinated loans payable to Principal Stockholder	–	66,123

	1,353,953	1,093,999

Redeemable Preferred Interest in Venetian Casino Resort, LLC, a wholly owned subsidiary	212,111	188,778

Stockholders' equity (deficit):
Common stock, $.10 par value, 3,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	92
Capital in excess of par value	140,760	140,768
Accumulated deficit since June 30, 1996	(190,243)	(151,851)

	(49,383)	(10,991)

	$1,516,681	$1,271,786

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS, INC.

Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
Revenues:
Casino	$256,484	$227,240	$299,083
Rooms	206,706	204,242	192,327
Food and beverage	70,300	61,977	67,052
Retail and other	72,395	73,034	68,804

	605,885	566,493	627,266
Less-promotional allowances	(34,208)	(42,594)	(46,296)

Net revenues	571,677	523,899	580,970

Operating expenses:
Casino	119,186	139,936	163,157
Rooms	53,435	50,039	49,618
Food and beverage	35,217	29,630	32,627
Retail and other	32,736	32,302	29,406
Provision for doubtful accounts	21,393	20,198	19,252
General and administrative	94,410	86,887	93,413
Corporate expense	11,015	6,376	6,275
Rental expense	7,640	8,074	8,727
Pre-opening and developemental expense	5,925	355	–
Depreciation and amortization	43,638	40,823	41,722

	424,595	414,620	444,197

Operating income	147,082	109,279	136,773

Other income (expense):
Interest income	2,564	1,385	1,771
Interest expense, net of amounts capitalized	(110,348)	(101,724)	(111,026)
Interest expense on indebtedness to Principal Stockholder	(4,010)	(9,020)	(8,781)
Other income (expense)	1,045	(1,938)	–
Loss on early retirement of debt	(51,392)	(1,383)	(2,785)

Income (loss) before preferred return	(15,059)	(3,401)	15,952
Preferred return on Redeemable Preferred Interest in Venetian Casino Resort, LLC	(23,333)	(20,766)	(18,482)

Net loss	$(38,392)	$(24,167)	$(2,530)

Basic and diluted loss per share	$(38.39)	$(24.17)	$(2.53)

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)
(Dollars in thousands)

	Common Stock
	Number Shares	Amount	Capital in Excess of Par Value	Accumulated Deficit	Total

Balance at December 31, 1999	925,000	$92	$140,768	$(125,154)	$15,706
Net loss				(2,530)	(2,530)

Balance at December 31, 2000	925,000	92	140,768	(127,684)	13,176
Net loss				(24,167)	(24,167)

Balance at December 31, 2001	925,000	92	140,768	(151,851)	(10,991)
Stock split	75,000	8	(8)
Net loss				(38,392)	(38,392)

Balance at December 31, 2002	1,000,000	$100	$140,760	$(190,243)	$(49,383)

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS, INC.

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(38,392)	$(24,167)	$(2,530)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	43,638	40,823	41,722
Amortization of debt offering costs and original issue discount	8,188	8,691	8,502
Non-cash preferred return on Redeemable Preferred Interest
in Venetian	23,333	20,766	18,482
Loss on early retirement of debt	51,392	1,383	2,785
Loss on disposition of fixed asset	301	–	–
Non-cash interest on completion guaranty loan	–	4,052	3,568
Provision for doubtful accounts	21,393	20,198	19,252
Changes in operating assets and liabilities:
Accounts receivable	(17,613)	(12,962)	(40,377)
Inventories	(323)	(879)	648
Prepaid expenses	(1,142)	(190)	400
Other assets	8,747	(2,252)	(19,433)
Accounts payable	(24,152)	12,518	5,707
Accrued interest payable	(5,672)	(3,269)	787
Other accrued liabilities	8,398	(13,920)	41,504

Net cash provided by operating activities	78,096	50,792	81,017

Cash flows from investing activities:
(Increase) decrease in restricted cash ($101.2 million for Phase IA)	(102,604)	(97)	8,431
Capital expenditures	(135,848)	(55,134)	(16,409)
Construction of Casino Resort	–	–	(12,180)

Net cash used in investing activities	(238,452)	(55,231)	(20,158)

Cash flows from financing activities:
Repayments on 12 ¼% mortgage notes	(425,000)	–	–
Proceeds from 11% mortgage notes	850,000	–	–
Repayments on senior subordinated notes	(97,500)	–	–
Proceeds from secured mall facility	120,000	–	–
Repayments on mall-tranche A take-out Loan	(105,000)	–	–
Repayments on mall-tranche B take-out Loan	(35,000)	–	–
Repayments on completion guaranty loan	(31,124)	–	–
Repayments on senior secured credit facility-term B	(1,250)	–	–
Proceeds from senior secured credit facility-term B	250,000	–	–
Repayments on bank credit facility-tranche A term loan	–	(103,125)	(35,625)
Repayments on bank credit facility-tranche B term loan	–	(49,750)	(250)
Proceeds from bank credit facility-tranche B term loan	–	–	50,000
Repayments on bank credit facility-tranche C term loan	–	(5,750)	–
Proceeds from bank credit facility-tranche C term loan	–	5,750	–
Repayments on bank credit term facility	(151,986)	(764)	–
Proceeds from bank credit term facility	–	152,750	–
Repayments on bank credit facility-revolver	(61,000)	(18,000)	(50,160)
Proceeds from bank credit facility-revolver	21,000	58,000	11,000
Repayments on FF&E credit facility	(53,735)	(21,494)	(16,609)
Repayments on Phase II Subsidary credit facility	(3,933)	–	–
Proceeds from Phase II Subsidiary credit facility	–	3,933	–
Repayments on Phase II Subsidiary unsecured bank loan	(1,092)	–	–
Proceeds from Phase II Subsidiary unsecured bank loan	–	1,092	–
Repurchase premiums incurred in connection with refinancing transactions	(33,478)	–	–
Payments of deferred offering costs	(41,740)	(5,873)	(2,861)

Net cash provided by (used in) financing activities	199,162	16,769	(44,505)

Increase in cash and cash equivalents	38,806	12,330	16,354
Cash and cash equivalents at beginning of year	54,936	42,606	26,252

Cash and cash equivalents at end of year	$93,742	$54,936	$42,606

Supplemental disclosure of cash flow information:
Cash payments for interest	$114,401	$106,150	$106,143

Non-cash interest on completion guaranty loan	$–	$4,052	$3,568

Property and equipment asset acquisitions included in accounts payable	$36,959	$33,347	$13,444

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS,INC.
Notes to Financial Statements

Note 1 –Organization and Business of Company

        Las Vegas Sands, Inc. (“LVSI”) and its subsidiaries (collectively, the “Company”) own and operate the Venetian Casino Resort (the “Casino Resort”), a Renaissance Venice-themed resort situated at one of the premier locations on the Las Vegas Strip (the “Strip”). The Casino Resort is located across from The Mirage and the Treasure Island Hotel and Casino. The Casino Resort includes the only all-suites hotel on the Strip with 3,036 suites (the “Hotel”); a gaming facility of approximately 116,000 square feet (the “Casino”); an enclosed retail, dining and entertainment complex of approximately 446,000 net leasable square feet (the “Mall”); and a meeting and conference facility of approximately 500,000 square feet (the “Congress Center”).

        The consolidated financial statements include the accounts of LVSI and its subsidiaries (the “Subsidiaries”), including Venetian Casino Resort, LLC (“Venetian”), Mall Intermediate Holding Company, LLC (“Mall Intermediate”), Grand Canal Shops Mall Subsidiary, LLC (the “New Mall Subsidiary”), Grand Canal Shops II, LLC (the “Mall II Subsidiary”), Grand Canal Shops Mall MM Subsidiary, Inc., Grand Canal Shops Mall Construction, LLC (“Mall Construction”), Lido Intermediate Holding Company, LLC (“Lido Intermediate”), Lido Casino Resort Holding Company, LLC, Lido Casino Resort, LLC (the “Phase II Subsidiary”), Lido Casino Resort MM, Inc., Venetian Casino Resort Athens, LLC (“Venetian Athens”), Venetian Venture Development, LLC (“Venetian Venture”), Venetian Venture Development Intermediate Limited, Venetian Macau Management Limited, Venetian Macau Holdings Limited (“Venetian Macau”), Venetian Marketing, Inc. (“Venetian Marketing”), Venetian Far East Limited and Venetian Operating Company, LLC (“Venetian Operating”) (collectively, and including all other direct and indirect subsidiaries of LVSI, the “Company”). Each of LVSI and the Subsidiaries is a separate legal entity and the assets of each such entity are intended to be available only to the creditors of such entity.

        Venetian was formed on March 20, 1997 to own and operate certain portions of the Casino Resort. LVSI is the managing member and owns 100% of the common voting equity in Venetian. The entire preferred interest in Venetian is owned by Interface Group Holding Company, Inc. (“Interface Holding”), which is wholly-owned by LVSI’s principal stockholder (the “Principal Stockholder”).

        Various Subsidiaries are guarantors or co-obligors of certain indebtedness related to the Casino Resort. ” Note 8 – Long-Term Debt.”

        The Mall II Subsidiary is an indirect, wholly-owned subsidiary of LVSI, which owns and operates the retail mall in the Casino Resort (the Mall”). The Mall II Subsidiary was formed on May 31, 2002 and became a successor to the Mall Subsidiary in connection with the refinancing of the Mall’s indebtedness. See “Note 8 – Long-Term Debt.”

        The Casino Resort is physically connected to the approximately 1.15 million square foot Sands Expo and Convention Center (the “Expo Center”). Interface Group-Nevada, Inc. (“IGN”), the owner of the Expo Center, is beneficially owned by the Principal Stockholder. Venetian, the Mall II Subsidiary and IGN transact business with each other and are parties to certain agreements. The nature of such transactions and the amounts involved are disclosed in the notes to the financial statements.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany balances and transactions have been eliminated.

LAS VEGAS SANDS, INC.
Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies (Continued)

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

        Management reviews assets for possible impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets exceeds their fair value. Impairment losses are recognized when estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition are less than their carrying amounts. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement retains the prior requirements of SFAS No. 121, “Accounting for the Impairment of Long-Lived assets and for Long-Lived Assets to Be Disposed Of” to recognize impairments on property, plant and equipment. The adoption of SFAS No. 144 had no impact on the Company’s financial condition, results of operations or cash flows.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 2 – Summary of Significant Accounting Policies (continued)

Capitalized Interest

        Interest costs associated with major construction projects are capitalized. Interest is capitalized on amounts expended on the Phase IA Addition using the weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete.

Pre-opening and Developmental Costs

        Pre-opening and developmental costs, representing primarily direct personnel and other costs incurred prior to the opening of new ventures are expensed as incurred.

Debt Discount and Deferred Offering Costs

        Debt discount and offering costs are amortized based on the terms of the related debt instruments using the straight-line method, which approximates the effective interest method.

Per Share Data

        Basic and diluted loss per share are calculated based upon the weighted average number of shares outstanding. As further described in Note 10, in the first quarter of 2002, the Company completed a stock split whereby the number of common shares outstanding was increased to 1,000,000 from 925,000. Accordingly, all earnings per share calculations have been adjusted to retroactively give effect to the increase in shares outstanding to 1,000,000. The impact of the granting of options to purchase 5,500 share of the Company’s common stock during 2002 has not been included in the computation of diluted earnings per share as their impact would have been antidilutive.

        The company has elected to follow Accounting Principles Board Opinion No. 25 entitled “Accounting For Stock Issued to Employees” and accounts for its stock-based compensation to employees using the intrinsic value method. Under this method, compensation expense is the difference between the market value of the Company’s stock and the stock option’s exercise price at the measurement date. Under APB 25, if the exercise price of the stock options is equal to or less than the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company’s stock-based employee compensation plan is more fully discussed in Note 10.

        Had the Company accounted for the plan under the fair value method allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

Year ended
December 31, 2002
(In thousands, except per share amounts)
Net loss
As reported	$ (38,392)
Pro forma	$ (38,447)

Basic and diluted loss per share
As reported	$ (38.39)
Pro forma	$ (38.24)

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 2 – Summary of Significant Accounting Policies (continued)

        The fair value of each option grant was estimated on the date of grant using an appraisal of the value of LVSI and its common stock. The estimated fair value of options granted in 2002 as of December 31, 2002 was $1 per share. The fair value of each option grant was estimated on the date of grant using the minimum value method with the following weighted-average assumptions: risk-free interest rate of 3.84%; no expected dividend yields; and expected lives of 2 years.

Revenue Recognition

        The Company recognizes revenue when persuasive evidence of an arrangement exists, performance of the service or delivery of the product has occurred, the sales price is fixed or determinable and collectibility is probable.

        Casino Revenue and Promotional Allowances

        Casino revenue is the aggregate of gaming wins and losses. Effective in the fourth quarter of 2000 and the first quarter of 2001, the Company adopted Emerging Issues Task Force Issue 00-14 (“EITF 00-14”) and Emerging Issues Task Force Issue 00-22 (“EITF 00-22”), respectively. EITF 00-14 and EITF 00-22 require that cash discounts and other cash incentives related to gaming play be recorded as a reduction of gross casino revenues. EITF 00-14 and EITF 00-22 also require that prior periods be restated to conform to this presentation. The Company previously recorded such discounts as an operating expense and has reclassified prior period amounts, which has no effect on previously reported net income. In connection with the adoption of EITF 00-22 in the first quarter of 2001, the Company reclassified $6.1 million of such discounts in the 2000 financial statements. In addition, the retail value of accommodations, food and beverage, and other services furnished to hotel/casino guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated departmental cost of providing such promotional allowances is included primarily in casino operating expenses as follows (in thousands):

	Cost

	December 31,
	2002	2001	2000

Food and Beverage	$8,171	$9,357	$10,391
Rooms	5,614	6,996	7,956
Other	1,157	1,752	1,904

	$14,942	$18,105	$20,251

        The estimated retail value of such promotional allowances is including operating revenues as follows (in thousands):

	Revenue

	December 31,
	2002	2001	2000

Food and Beverage	$12,858	$14,749	$16,053
Rooms	20,007	25,828	27,421
Other	1,343	2,017	2,822

	$34,208	$42,594	$46,296

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 2 – Summary of Significant Accounting Policies (continued)

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

        Joint Venture Revenue

        The Company entered into an agreement during 2001 with a subsidiary of the Solomon R. Guggenheim Foundation to operate the Guggenheim Las Vegas Museum in the Casino Resort. The Company terminated the agreement during January 2003. The Guggenheim entity was the manager of the Guggenheim Las Vegas Museum. The agreement required the Company to make certain contributions of capital. The Company was to be reimbursed for certain expenses incurred and certain advances made to open the exhibition at the Guggenheim Las Vegas Museum. After such expenses were reimbursed, the Company was to receive 49% of the operating income generated pursuant to the agreement. The Company’s share of operating losses generated pursuant to the agreements was also 49%. The agreement was accounted for on the equity method of accounting. The Company has also entered into a joint venture agreement to assess the feasibility of and develop an Internet gaming site. The Company has obtained an Internet gaming license in Alderney, but has not yet established any operations. The Company estimates that it is committed to contribute approximately $1.0 million, approximately one-third of the required capital, to the joint venture during the next year. After recovery of each partner’s initial capital contribution, the Company will receive 50% to 80% of the net profit of the joint venture, based upon an increasing scale of net profit (if any). The joint venture will be accounted for on the equity method of accounting.

Slot Club Promotion and Progressive Jackpot Payouts

        The Company has established a promotional club to encourage repeat business from frequent and active slot machine customers and table games patrons. Members earn points based on gaming activity and such points can be redeemed for cash. The Company accrues for club points as a reduction to revenue based upon the estimates for expected redemptions. The Company maintains a number of progressive slot machines and table games. As wagers are made on the respective progressive games, the amount available to win (to be paid out when the appropriate jackpots are hit) increases. The Company has recorded the progressive jackpots as a liability with a corresponding charge against casino revenue.

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

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 2 – Summary of Significant Accounting Policies (continued)

Advertising Costs

        Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program. Direct-response advertising consists primarily of mailing costs associated with the direct-mail programs. Capitalized advertising costs, included in prepaid expense, were immaterial at December 31, 2002 and 2001. Advertising costs that were expensed during the year were $3.6 million, $5.6 million and $8.7 million in 2002, 2001 and 2000, respectively.

Concentrations of Credit Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of short-term investments and receivables. The short-term investments are placed with a high credit quality financial institution, which invests primarily in money market funds.

Accounting for Derivative Instruments and Hedging Activities

        In June 1998, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), entitled “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If specific conditions are met, a derivative may be specifically designated as a hedge of specific financial exposures. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and, if used in hedging activities, it depends on its effectiveness as a hedge. SFAS 133 as amended is effective for all fiscal quarters of fiscal years beginning after December 31, 2000. SFAS 133 should not be applied retroactively to financial statements of prior periods. The Company adopted SFAS 133 on January 1, 2001.

        The Company, from time to time, uses interest rate caps and floors and similar financial instruments to assist in managing interest incurred on its long-term debt. The difference between amounts received and amounts paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or addition to, interest expense as incurred over the life of the cap and floor or similar financial instruments.

        The Company has a policy aimed at managing interest rate risk associated with its current and anticipated future borrowings. This policy enables the Company to use any combination of interest rate swaps, futures, options, cap and similar instruments. To the extent the Company employs such financial instruments pursuant to this policy, and the instruments qualify for hedge accounting, they are accounted for as hedging instruments. In order to qualify for hedge accounting, the underlying hedged item must expose the Company to risks associated with market fluctuations and the financial instrument used must be designated as a hedge and must reduce the Company’s exposure to market fluctuation throughout the hedge period. If these criteria are not met, a change in the market value of the financial instrument is recognized as a gain or loss in the period of change. Otherwise, gains and losses are not recognized except to the extent that the financial instrument is disposed of prior to maturity. Net interest paid or received pursuant to the financial instrument is included as interest expense in the period.

Losses on Retirement of Indebtedness

        In April 2002, the Financial Accounting Standards Board issued Statement No. 145 (“SFAS 145”) “Rescission of FASB Statements Nos. 4, 44 and 64 and Amendment of FASB Statement No. 13.” SFAS 145 addresses the presentation for losses on early retirements of debt in the statement of operations. The Company has adopted SFAS 145 and has not presented losses on early retirements of debt as an extraordinary item. Additionally, prior period extraordinary losses have been reclassified to conform to this new presentation. Adoption of SFAS 145 had no impact on the Company’s financial condition or cash flows.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 2 – Summary of Significant Accounting Policies (continued)

Reclassifications

        The consolidated financial statements and footnotes for prior years reflect certain reclassifications to conform with the current year presentation, which have no effect on previously reported net income.

Recent Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board issued Statement No. 143 (“SFAS 143”), “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002.

        In June 2002, the Financial Accounting Standard Board issued Statement No. 146 (“SFAS 146”) “Accounting for Costs Associated with Exit or Disposal Activities.” The provisions of SFAS 146 become effective for exit or disposal activities commenced subsequent to December 31, 2002 and the Company does not expect any impact on its financial condition, results of operations or cash flows.

        The Company does not expect the impact of the adoptions of SFAS 143 and SFAS 146 to have a material impact on its financial condition, results of operations or cash flows.

        In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that is has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At December 31, 2002, the Company does not have any guarantees outside of its consolidated group and accordingly does not expect the adoption of FIN 45 to have a material impact on its financial condition, results of operations or cash flows. Disclosures concerning guarantees are found in Notes 8 & 13.

        In December 2002 the Financial Accounting Standards Board issued Statement No. 148 (“SFAS 148”) “Accounting for Stock-Based Compensation.” The provisions of SFAS 148 became effective December 15, 2002. The Company has adopted the disclosure requirements of SFAS 148.

        In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for VIEs in existence prior to January 31, 2003, and outlines consolidation requirements for VIEs created after January 31, 2003. The Company has reviewed its major relationships and its overall economic interests with other companies consisting of related parties, companies in which it has an equity position and other suppliers to determine the extent of its variable economic interest in these parties. The Company believes it has appropriately reported the economic impact and its share of risks of its commercial relationships through its equity accounting along with appropriate disclosure of its other commitments.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 3 – Strategic Redirection and Quasi-Reorganization

        During 1996, in response to increasing competition and rapid market changes, management decided to strategically redirect the Company’s business. On June 30, 1996, the Company suspended operations and closed the existing Sands property in order to construct a new hotel-casino resort (Note 1). As a result, approximately 1,400 employee positions were eliminated. The estimated severance and related closing costs were included in selling, general and administrative expense for 1996. In December 1997, the Company reevaluated its accrued closing costs resulting in a credit of $1.8 million to selling, general and administrative expense.

        In connection with the closing of the Sands (Note 1), the Company’s director and Principal Stockholder approved a quasi-reorganization, effective as of June 30, 1996, pursuant to which the Company revalued certain of its assets as of that date. This revaluation, in accordance with the accounting principles applicable to a quasi-reorganization, permitted the Company to eliminate the adjusted accumulated deficit account as of that date, by a charge against capital in excess of par value, and to establish a new retained earnings account for the accumulation of the results of future operations. The quasi-reorganization resulted in an increase in the carrying value of land of $51.7 million and a corresponding decrease of $45.0 million in buildings and other property and equipment, net of accumulated depreciation and $6.7 million in severance and related closing costs. The remaining accumulated depreciation against the cost basis of the remaining property was eliminated, and the accumulated deficit of $155.0 million as of June 30, 1996, was transferred to capital in excess of par value.

Note 4 – Restricted Cash

        The senior secured credit facility that the Company entered into on June 4, 2002 (the “Senior Secured Credit Facility”) provides for a $250.0 million single draw senior secured term loan facility (the “Term B Facility”), a $50.0 million senior secured delayed draw facility (the “Term A Facility”) and a $75.0 million senior secured revolving facility (the “Revolving Facility”). Term B Facility proceeds of $185.0 million were deposited into restricted accounts, invested in cash or permitted investments and pledged to a disbursement agent for the Senior Secured Credit Facility lenders. The $185.0 million will be used as required for Phase IA Addition project costs under disbursement terms specified in the Senior Secured Credit Facility. The disbursement account is subject to a security interest in favor of the lenders under the Senior Secured Credit Facility. As of December 31, 2002 the Phase IA disbursement account balance was $101.2 million.

        Pursuant to the terms of the Secured Mall Facility, the Mall II Subsidiary is also required to maintain certain funds in escrow for debt service and property taxes. At December 31, 2002, $1.9 million was held by the lenders’ agent in escrow for these purposes. The amounts in escrow are classified as restricted cash in the accompanying financial statements.

Note 5 – Accounts Receivable

        Components of accounts receivable were as follows (in thousands):

	December 31,
	2002	2001
Casino	$59,633	$58,689
Hotel	15,820	13,987
Other	3,904	8,409

	79,357	81,085
Less: allowance for doubtful accounts and discounts	(26,045)	(23,993)

	$53,312	$57,092

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 5 – Accounts Receivable

        The Company extends credit to approved casino customers following background checks and investigations of creditworthiness. At December 31, 2002, a substantial portion of the Company’s casino receivables were due from customers residing in foreign countries. Business or economic conditions, the legal enforceability of gaming debts, or other significant events in these countries could affect the collectibility of such receivables.

        An estimated allowance for doubtful accounts and discounts is maintained to reduce the Company’s receivables to their estimated net realizable value. Although management believes the allowance is adequate, it is possible that the estimated amount of cash collections with respect to the casino accounts receivable could change.

Note 6 – Property and Equipment, Net

        Property and equipment includes costs incurred to construct the Casino Resort and other new ventures consists of the following (in thousands):

	December 31,
	2002	2001
Land and land improvements	$113,428	$113,309
Building and improvements	888,688	882,395
Equipment, furniture, fixtures and leasehold improve	142,004	138,978
Construction in progress	197,882	68,542

	1,342,002	1,203,224
Less: accumulated depreciation and amortization	(150,174)	(106,917)

	$1,191,828	$1,096,307

        The Casino Resort serves as collateral for various financing facilities (Note 8).

        During the years ended December 31, 2002, 2001 and 2000, the Company capitalized interest expense of $2.6 million, $2.0 million and $0.1 million, respectively.

Note 7 – Other Accrued Liabilities

        Other accrued liabilities consist of the following (in thousands):

	December 31,
	2002	2001
Customer deposits	$35,216	$32,735
Payroll and related	23,913	16,901
Taxes and licenses	7,718	6,360
Outstanding gaming chips and tokens	5,075	5,849
Other accruals	8,663	8,190

	$80,585	$70,035

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 8 – Long-Term Debt

        Long-term debt consists of the following (in thousands):

	December 31,	December 31,
	2002	2001
Indebtedness of the Company and its Subsidiaries
other than the Mall II Subsidiary, the Mall Subsidiary
and the Phase II Subsidiary:

12 ¼% Mortgage Notes, due November 15, 2004	$–	$425,000
14 ¼% Senior Subordinated Notes, due November
15, 2005 (net of unamortized discount of
$3,825 in 2001)	–	94,113
Bank Credit Facility-Revolver	–	40,000
Bank Credit Facility-Term Loan	–	151,986
FF&E Credit Facility	–	53,735
11% Mortgage Notes, due June 15, 2010	850,000	–
Senior Secured Credit Facility - Term B	248,750	–

Indebtedness of the Mall II Subsidiary:

Secured Mall Facility	120,000	–

Indebtedness of the Mall Subsidiary:

Mall Tranche A Take-out Loan	–	105,000

Indebtedness of the Phase II Subsidiary:

Phase II Subsidiary Credit Facility	–	3,933
Phase II Unsecured Bank Loan	–	1,092

Less: current maturities	(2,500)	(129,113)

Total long-term debt	$1,216,250	$745,746

Subordinated Owner Indebtedness:

Completion Guaranty Loan (Indebtedness of Venetian)	$–	$31,123
Subordinated Mall Tranche B Take-out Loan
from Principal Stockholder (Indebtedness of
Mall Subsidiary)	–	35,000

Total long-term subordinated loans payable to
Principal Stockholder	$–	$66,123

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 8 – Long-Term Debt (continued)

        In connection with the construction financing for the Casino Resort, the Company entered into a series of transactions during 1997 to build the Casino Resort. In November 1997, the Company issued $425.0 million in aggregate principal amount of 12¼% Mortgage Notes (the “Old Mortgage Notes”) and $97.5 million in aggregate principal amount of 14¼% Senior Subordinated Notes (the “Old Subordinated Notes” and, together with the Old Mortgage Notes, the “Old Notes”) in a private placement. Also in November 1997, LVSI and Venetian and a syndicate of lenders entered into a Bank Credit Facility (the “Bank Credit Facility”) providing for multiple draw term loans to the Company for construction and development of the Casino Resort. In December 1997, the Company entered into an agreement (the “FF&E Facility”) with certain lenders to provide for $97.7 million of financing for certain furniture, fixtures, and equipment and an electrical substation.

        On November 12, 1999, an advance of approximately $23.5 million was made under the Principal Stockholder’s completion guaranty (the “Completion Guaranty Loan”), a junior loan from the Principal Stockholder to Venetian. On December 20, 1999, certain take-out lenders funded a $105.0 million tranche A take-out loan to the Mall Subsidiary (the “Tranche A Take-out Loan”) and an entity wholly-owned by the Principal Stockholder funded a $35.0 million loan to the Mall Subsidiary (the “Tranche B Take-out Loan” and, together with the Tranche A Take-out Loan, the “Mall Take-out Financing”), the proceeds of which were used to repay an existing mall construction loan facility.

        In February 2001, the Phase II Subsidiary entered into an unsecured bank line of credit (the “Phase II Unsecured Bank Loan”) of $1.1 million for Phase II Subsidiary operating costs. On October 19, 2001, the Phase II Subsidiary also entered into a loan agreement providing for a $17.5 million term and revolving loan (the “Phase II Subsidiary Credit Facility”) for Phase II Resort pre-development expenses and loans or distributions to the Company for other liquidity needs.

        On June 4, 2002, the Company completed a series of refinancing transactions (collectively, the “Refinancing Transactions”) including (1) the issuance of $850.0 million in aggregate principal amount of 11% mortgage notes due 2010 (the “Mortgage Notes”) in a private placement, (2) entering into the Senior Secured Credit Facility with a syndicate of lenders in an aggregate amount of $375.0 million, and (3) entering into a secured mall facility (the “Secured Mall Facility”) in an aggregate amount of $105.0 million, which was subsequently increased to $120.0 million on June 28, 2002. The Company used the proceeds of the Refinancing Transactions to repay, redeem or repurchase all of its outstanding indebtedness (including the Old Notes, the Bank Credit Facility, the FF&E Facility, the Completion Guaranty Loan, the Mall Take-out Financing, the Phase II Unsecured Bank Loan and the Phase II Subsidiary Credit Facility), to finance the construction and development of the Phase IA Addition and to pay all fees and expenses associated with the Refinancing Transactions. In addition, the Principal Stockholder’s completion guarantee relating to the construction of the Casino Resort was terminated upon the consummation of the Refinancing Transactions and the remaining cash collateral was returned to the Principal Stockholder. In connection with the Refinancing Transactions, the Company incurred a loss on early retirement of indebtedness of $51.4 million during the year ended December 31, 2002.

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

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 8 – Long-Term Debt (continued)

Mortgages Notes

        The Mortgage Notes bear interest at 11%, payable each June 15 and December 15, beginning December 15, 2002. The Mortgage Notes are secured by second priority liens on certain assets of the Company (the personal property and the real estate improvements that comprise the hotel, the casino, and the convention space, with certain exceptions). The Mortgage Notes are redeemable at the option of LVSI and Venetian at prices ranging from 100% to 105.5% commencing on or after June 15, 2006, as set forth in the Mortgage Notes and the indenture pursuant to which the Mortgage Notes were issued (the “Indenture”). Prior to June 15, 2006, LVSI and Venetian may redeem the Mortgage Notes at their principal amount plus an applicable make-whole premium. Upon a change of control (as defined in the Indenture), each Mortgage Note holder may require LVSI and Venetian to repurchase such Mortgage Notes at 101% of the principal amount thereof plus accrued interest and other amounts which are then due, if any. Upon an event of loss or certain asset sales, the Company may also be required to offer to purchase all or a portion of the Mortgage Notes with the proceeds of such event of loss or sale. The Mortgage Notes are not subject to a sinking fund requirement. On December 27, 2002, the Company completed an exchange offer to exchange the Mortgage Notes for mortgage notes with substantially the same terms.

Senior Secured Credit Facility

        The Senior Secured Credit Facility provides for a $250.0 million single draw senior secured term loan facility (the “Term B Facility”), a $50.0 million senior secured delayed draw facility (the “Term A Facility”) and a $75.0 million senior secured revolving facility (the “Revolving Facility”). The net proceeds from the $250.0 million Term B Facility, after payment of financing costs and retirement of certain existing indebtedness, were approximately $185.0 million, and were deposited into restricted accounts, invested in cash or permitted investments and pledged to a disbursement agent for the Senior Secured Credit Facility lenders. The $185.0 million will be used as required for Phase IA Addition project costs under disbursement terms specified in the Senior Secured Credit Facility. The disbursement account is subject to a security interest in favor of the lenders under the Senior Secured Credit Facility.

        The Term B Facility matures on June 4, 2008 and is subject to quarterly amortization payments in the amount of $625,000 from September 30, 2002 through June 30, 2007, followed by four equal quarterly amortization payments of $59.4 million until the maturity date. The Term A Facility is available from the closing date of the Senior Secured Credit Facility through the first anniversary of the closing date, subject to certain conditions. The Term A Facility matures on June 4, 2007 and is subject to quarterly amortization payments commencing on December 31, 2003 in the amount of $1,666,667 for three quarters, $2,500,000 for the succeeding four quarters, $3,750,000 for the next four quarters and $5,000,000 for the final four quarters. The Revolving Facility matures on June 4, 2007 and has no interim amortization. No amounts had been drawn under the Term A Facility or the Revolving Facility as of December 31, 2002. However, as described below, as loans are made under the Venetian Intermediate Credit Agreement are made and letters of credit are issued as a result, the amounts available for working capital loans under the Revolving Facility will decrease from the $75.0 million of current availability to $25.0 million.

        All amounts outstanding under the Senior Secured Credit Facility bear interest at the option of the Company at the prime rate plus 2% per annum, or at the reserve adjusted Eurodollar rate plus 3% per annum. After the Phase IA Addition is substantially complete, the applicable margin for amounts outstanding under the Term A Facility and the Revolving Facility will be determined by a grid based upon a leverage ratio. The leverage ratio will be calculated as the ratio of consolidated total debt as of the last day of each fiscal quarter to EBITDA (as defined in the Senior Secured Credit Facility) for the four-fiscal quarter period ending on such date. Commitment fees equal to 0.50% per annum of the daily average unused portion of the commitment under the Revolving Facility and 0.75% per annum of the daily average unused portion of the Term A Facility are payable quarterly in arrears. The average interest rate for the Senior Secured Credit Facility was 4.8% during 2002.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 8 – Long-Term Debt (continued)

        The Senior Secured Credit Facility is secured by a first priority lien on certain assets of the Company (the personal property and the real estate improvements that comprise the hotel, the casino, and the convention space, with certain exceptions). The Senior Secured Credit Facility contains affirmative, negative and financial covenants including limitations on indebtedness, liens, investments, guarantees, restricted junior payments, mergers and acquisitions, sales of assets, leases, transactions with affiliates and scope-changes and modifications to material contracts. Additionally, the Company is required to comply with certain financial ratios and other financial covenants including total debt to EBITDA ratios, EBITDA to interest coverage ratios, minimum net worth covenants and maximum capital expenditure limitations. At December 31, 2002, the Company was in compliance with all required covenants and ratios under the Senior Secured Credit Facility.

Venetian Intermediate Credit Facility

        The Company estimates the cost to complete the Macau Casino to be $210.0 million and expects completion to occur by February 2004. The Senior Secured Credit Facility and the Indenture relating to the Mortgage Notes limits the Company’s ability to make investments in its Macau subsidiaries. As of December 31, 2002, the Company has invested $34.4 million in its Macau subsidiaries and expects to invest an additional $5.6 million. Of this invested amount, $25.6 million remains on deposit in Venetian Macau bank accounts as of December 31, 2002. On March 27, 2003, Venetian Venture Development Intermediate Limited (“Venetian Intermediate”), a subsidiary of the Company, entered into a credit agreement (“Venetian Intermediate Credit Agreement”) with a lender to provide $50.0 million of financing for the Macau Casino. Venetian Intermediate, a wholly-owned indirect subsidiary of Venetian, owns 100% of Venetian Macau. The obligations under the loans to be made under Venetian Intermediate Credit Agreement will be guaranteed by the Company and Venetian and supported by letters of credit to be issued under the Senior Secured Credit Facility in favor of the Venetian Intermediate Credit Agreement lenders. As these loans are made, the letters of credit will reduce the amounts available for working capital loans under the Revolving Facility on a dollar for dollar basis from the $75.0 million of current availability to $25.0 million. The amounts outstanding under the Venetian Intermediate Credit Facility bear interest at the base rate or the adjusted Eurodollar rate plus 0.5% per annum. Interest is payable on base rate loans on a monthly basis and is payable on Eurodollar loans at the end of the applicable interest period, and there is no scheduled principal amortization. The credit facility is due in full March 27, 2006. As of March 31, 2003, the credit facility remains undrawn. In addition, Venetian Macau is currently negotiating to obtain a $120.0 million in additional debt financing (“Proposed Venetian Macau Financing Agreement”). There can be no assurance that financing will be available to the Company to complete the Macau Casino, and, if available, that the financing will be on terms favorable to the Company. The proceeds from the Venetian Intermediate Credit Agreement, the Proposed Venetian Macau Credit Agreement and the direct investments of $40.0 million from Venetian will be used to fund the $210.0 million total anticipated cost of the Macau Casino.

        Venetian Macau, Venetian Intermediate and the Company’s other Macau subsidiaries are not guarantors under the Mortgage Notes or the Senior Secured Credit Facility and, subject to certain limited exceptions, are not restricted subsidiaries under the Indenture or the Senior Secured Credit Facility.

Secured Mall Facility

        In June 2002, the Company also entered into the Secured Mall Facility with certain lenders to provide for a $105.0 million loan (subsequently increased to $120.0 million on June 28, 2002) to the Mall II Subsidiary. The initial $105.0 million of proceeds (net of financing costs) from the Secured Mall Facility, along with the proceeds of a $37.9 million capital contribution in Mall II Subsidiary by Venetian, were used to repay the Mall Take-out Financing and costs previously owed by the Mall Subsidiary. Upon the consummation of the Refinancing Transactions, the assets of the Mall were transferred to the Mall II Subsidiary, the borrower under the Secured Mall Facility. The additional $15.0 million of proceeds (net of financing costs) were distributed to Venetian and used for general corporate purposes. The indebtedness under the Secured Mall Facility is secured by a first priority lien on the assets that comprise the Mall (the “Mall Assets”). The average interest rate for the Secured Mall Facility was 3.75% during 2002.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 8 – Long-Term Debt (continued)

        The amounts outstanding under the Secured Mall Facility bear interest at the adjusted one month Eurodollar rate plus 1.875% per annum. Interest is paid monthly and there is no scheduled principal amortization. The Secured Mall Facility is due in full on June 10, 2005 and provides for two one-year extensions at the option of the Company, subject to certain criteria. The Secured Mall Facility contains affirmative, negative and financial covenants including net operating income performance standards. Failure to meet these financial covenants in certain circumstances allows the lenders’ agent to approve operating budgets and provides for a cash sweep of excess cash flow to reduce amounts outstanding under the Secured Mall Facility.

        The Company is required to enter into an interest rate cap agreement to limit the impact of increases in interest rates on its floating rate debt derived from the Secured Mall Facility. To meet the requirements of the Secured Mall Facility, the Company entered into a cap agreement during June 2002 (the “Mall Cap Agreement”) that resulted in a premium payment to counterparties based upon notional principal amounts for a term equal to the term of the Secured Mall Facility. The provisions of the Mall Cap Agreement entitle the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rates stated in such agreement. There was no net effect on interest expense as a result of the Mall Cap Agreement for the year ended December 31, 2002. If the Company had terminated the Mall Cap Agreement as of December 31, 2002, the Company would have received $0.1 million based on quoted market values from the various institutions holding the waps. The notional amount of the Mall Cap Agreement (which expires on June 28, 2005) at December 31, 2002 was $120.0 million.

        Pursuant to the terms of the Secured Mall Facility, the Mall II Subsidiary is also required to maintain certain funds in escrow for debt service and property taxes. At December 31, 2002, $1.9 million was held by the lenders’ agent in escrow for these purposes. The amounts in escrow are classified as restricted cash in the accompanying financial statements.

        The Company entered into interest rate cap and floor agreements related to the Bank Credit Facility (the “Bank Cap Agreement”) during 1998. The notional amount of the Bank Cap Agreement at December 31, 2002 was $76.2 million. The Bank Cap Agreement expires in June 2003, the maturity date of the Bank Credit Facility, unless terminated earlier by the Company. The net effect of the Bank Cap Agreement resulted in an increase of interest expense of $2.1 million for the year ended December 31, 2002. If the Company had terminated the Bank Cap Agreement as of December 31, 2002, the Company would have had to pay a net amount of $0.9 million based on quoted market values from the various institutions holding the swaps. In accordance with Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company has recorded the fair value of its obligations under the Old Rate Cap Agreements in the accompanying financial statements and will continue to do so while the agreements are in effect.

        Scheduled Maturities of Long-Term Debt

        Scheduled maturities of long-term debt outstanding at December 31, 2002 are summarized as follows: $2.5 million for 2003, $2.5 million for 2004, $122.5 million for 2005, $2.5 million for 2006, $120.0 million for 2007 and $968.7 million thereafter.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 8 – Long-Term Debt (continued)

        Fair Value

        Estimated fair values of the Company’s debt and related financial instruments are as follows (in thousands) :

	December 31,
	2002		2001
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
12 ¼% Mortgage Notes	–	–	$425,000	$439,875
14 ¼% Senior Subordinated Notes	–	–	94,113	95,995
Mall Tranche A Take-out Loan	–	–	105,000	105,000
Mall Tranche B Take-out Loan	–	–	35,000	35,000
Completion Guaranty Loan	–	–	31,123	31,123
Bank Credit Facility-Tranche A Term Loan	–	–	–	–
Bank Credit Facility-Tranche B Term Loan	–	–	–	–
Bank Credit Facility-Term Loan	–	–	151,986	151,986
Bank Credit Facility-Revolver	–	–	40,000	40,000
Phase II Subsidiary Credit Facility	–	–	3,933	3,933
Phase II Subsidiary Bank Loan	–	–	1,092	1,092
FF&E Credit Facility	–	–	53,735	53,735
11% Mortgage Notes	850,000	890,375	–	–
Senior Secured Credit Facility - Term B	248,750	248,750	–	–
Secured Mall Facility	120,000	120,000	–	–
Cap and Floor Agreement	887	887	1,937	1,937
Cap Agreement	(74)	(74)	1	1

        The fair values of the Mortgage Notes, the Old Mortgage Notes, and the Senior Subordinated Notes are based on quoted market prices. The fair values of other indebtedness and the FF&E Credit Facility approximate their respective carrying amounts based on the variable nature of these facilities. The fair value of the Cap and Floor Agreement and the Cap Agreement are based upon quotes from brokers.

Note 9 – Redeemable Preferred Interest in Venetian Casino Resort, LLC

        During 1997, Interface Holding contributed $77.1 million in cash to Venetian in exchange for a Series A preferred interest (the “Series A Preferred Interest”) in Venetian. By its terms, the Series A Preferred Interest was convertible at any time into a Series B preferred interest in Venetian (the “Series B Preferred Interest”). In August 1998, the Series A Preferred Interest was converted into the Series B Preferred Interest. The rights of the Series B Preferred Interest include the accrual of a preferred return of 12% from the date of contribution in respect of the Series A Preferred Interest. Until the indebtedness under the Senior Secured Credit Facility is repaid and cash payments are permitted under the restricted payment covenants of the Indenture relating to the Mortgage Notes, the preferred return on the Series B Preferred Interest will accrue but will not be paid in cash. Commencing on June 30, 2011, distributions must be made to the extent of the positive capital account of the holder. During the second and third quarters of 1999, Interface Holding contributed $37.3 million and $7.1 million, respectively, in cash in exchange for an additional Series B Preferred Interest. During the years ended December 31, 2002, 2001 and 2000, $23.3 million, $20.8 million and $18.5 million, respectively, were accrued on the Series B Preferred Interest related to the contributions made. There were no distributions of preferred interest or preferred return paid during 2002, 2001 or 2000.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 10 –Stockholders’ Equity

Increase in Shares Authorized and Outstanding

        In November 1997, the Company’s Board of Directors increased the number of authorized shares of LVSI from 100,000 to 3,000,000 and authorized and consented to increase the number of shares outstanding with respect to the outstanding shares of common stock of LVSI, so that each share of such common stock would henceforth be deemed to represent 18.4996 shares of common stock, resulting in 925,000 shares of common stock outstanding on such date. The par value remained $.10 per share. In the first quarter of 2002, the Company completed a stock split whereby the number of common shares held by the Principal Stockholder was increased to 1,000,000 from 925,000. At the date of the stock split, the Principal Stockholder maintained 100% ownership of the Company’s common stock. All references to share and per share data herein have been adjusted retroactively to give effect to the increase in shares outstanding to 1,000,000.

1997 Fixed Stock Option Plan

        The Company established a nonqualified stock option plan, which provides for the granting of stock options pursuant to the applicable provisions of the Internal Revenue Code and regulations. The stock option plan provides for the granting of up to 75,000 shares of common stock to officers and other key employees of the Company. As of December 31, 2001, no grants under the stock option plan had occurred. In the first quarter of 2002, options to purchase 49,900 shares, which represented approximately 5% of LVSI outstanding common stock, were granted from the Principal Stockholder to certain key employees of the Company. On the date of grant, the exercise price of the options of $271 per share was higher than the fair market value of LVSI common stock based upon a determination of the fair market value of a per share minority interest in the common stock of LVSI, performed by an independent third-party appraiser. The options granted were fully vested and exercisable upon grant. All of the options were exercised immediately after issuance by the respective employees by delivery of a notice of exercise and the exercise price of the options were loaned to the optionees by the Principal Stockholder on a secured basis under full recourse notes.

        During the first quarter of 2002, the Company entered into a stockholders’ agreement (the “Stockholders’ Agreement”) with the employees to whom options were granted (the “Additional Stockholders”) and the Principal Stockholder. The Stockholders’ Agreement restricts the ability of the Additional Stockholders and any of their permitted transferees who have agreed to be bound by the terms and conditions of the agreement to sell, assign, pledge, encumber or otherwise dispose of any shares of common stock of LVSI, except in accordance with the provisions of the Stockholders’ Agreement. All transfers are subject to certain conditions, including:

•	compliance with applicable state and foreign securities laws;

•	receipt of necessary licenses or approvals from the Nevada gaming authorities; and

•	compliance with all federal laws, rules and regulations relating to subchapter S corporations.

        If at any time before LVSI completes an initial public offering, the Principal Stockholder wishes to sell 20% or more of his ownership interest in LVSI to any third party transferee, each Additional Stockholder shall have the right to participate in such sale on the same terms as those offered to the Principal Stockholder.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 10 –Stockholders’ Equity (continued)

        The Additional Stockholders also have certain piggyback registration rights. If at any time LVSI completes an initial public offering or proposes to register any shares of common stock, the Additional Stockholders may request registration of their securities. Common stock will be included in the registration statement in the following order of priority: first, all securities of LVSI to be sold for its own account, second, securities of stockholders (other than the Principal Stockholder) who have demand registration rights and third, such securities requested to be included in such registration statement by the Principal Stockholder and the Additional Stockholders (pro rata based on the number of registrable securities owned by such stockholders). Finally, if at any time prior to the completion by LVSI of an initial public offering LVSI wishes to issue any new securities, the Additional Stockholders will have the right to purchase that number of shares of LVSI common stock, at the proposed purchase price of the new securities, such that the Additional Stockholders’ percentage ownership of LVSI would remain the same following such issuance.

        During the second quarter of 2002, fully vested options to purchase an additional 5,500 shares of LVSI’s common stock were granted under the stock option plan at an exercise price of $271 per share, which was in excess of the estimated fair value of the Company’s common stock of $150 per share. The issuance of shares of the Company’s common stock in connection with the exercise of these options are subject to approval by the Nevada gaming authorities.

        The Company’s stock option plan is administered by the Board of Directors. Salaried officers, directors, and other key employees of the Company and its subsidiaries are eligible to receive options. The options have 10-year terms.

        As of December 31, 2002, the aggregate number of shares subject to options available for grant under the plan was 19,600.

        There were no options granted prior to January 1, 2002. A summary of the status of the Company’s stock option plan for the year ended December 31, 2002 is presented below:

	2002
		Weighted
		Average
	Shares	Exercise Price
Outstanding at beginning of year	–	–
Granted	55,400	$271.00
Exercised	(49,900)	$271.00
Terminated	–	–
Outstanding at end of year	5,500	$271.00
Exercisable at end of year	5,500	$271.00

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 10 – Stockholders’ Equity (continued)

        The following table summarizes information about stock options outstanding at December 31, 2002:

		Options Outstanding		Options Exercisable
Weighted
Average
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (Years)	Exercise Price	Outstanding	Exercise Price
$271.00	5,500	9.6	$271.00	5,500	$271.00

Note 11 – Employee Savings Plan

        Participation in the Venetian Casino Resort, LLC 401 (k) employee savings plan is available for all full time employees. The savings plan allows participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. Venetian matches 150% of the first $390 of employee contributions and 50% of employee contributions in excess of $390 up to a maximum of 3% of participating employee’s eligible gross wages. For the year ended December 31, 2002, 2001 and 2000, contributions accrued under the savings plan were $2.1 million, $2.0 million and $1.8 million, respectively.

Note 12 – Related Party Transactions

        The Principal Stockholder is a partner in four entities formed to operate restaurants in the Casino Resort. The terms and conditions of the leases granted by the Company for such restaurants are at amounts which management believes would be no less favorable than those negotiated with independent third parties. Valentino Las Vegas LLC and Night Market, LLC paid Venetian $1.0 million, $1.0 million and $0.7 million, and Postrio Las Vegas LLC and Carnevale Coffee Bar LLC paid the Mall Subsidiary $1.1 million, $1.1 million and $0.8 million for the years ended December 31, 2002, 2001 and 2000 , respectively.

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

        In 2002, LVSI received from, and rendered to, IGN and its affiliates certain administrative and other services such as travel. Any such services were provided at amounts which management believes would be no less favorable than those negotiated with independent third parties. The Company paid certain affiliates $3.7 million, $1.1 million, and $2.1 million for these services during 2002, 2001 and 2000, respectively.

        IGN provides audio visual, telecommunications, electrical, janitorial and other related services to group customers of the Casino Resort. These services are provided pursuant to a contract that provides for an equal sharing of revenues after direct operating expenses. The Company received $2.6 million, $2.5 million, and $3.7 million pursuant to this contract during 2002, 2001 and 2000, respectively.

        The Company, the New Mall Subsidiary, the Phase II Subsidiary and IGN are parties to an Amended and Restated Reciprocal Easement, Use and Operating Agreement (the “Cooperation Agreement”) which, among other things, provides for the integrated operation of all the facilities and addresses, encroachments, joint marketing and the sharing of certain facilities and costs related thereto.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 12 – Related Party Transactions (continued)

        In conjunction with the Phase II Subsidiary Credit Facility on October 19, 2001, the Phase II Subsidiary leased the Phase II Land to Venetian for five years at an annual rent of $8.0 million. The lease was terminated on June 4, 2002 and the accrued rent was forgiven. Prior to October 2001, IGN leased parking spaces on the Phase II Land from the Phase II Subsidiary for rent of $5,000 per month.

        In 2002, Venetian entered into a long-term lease, at nominal rent, with the Phase II Subsidiary for the lease of the airspace in which the meeting and conference space for the Phase IA Addition is being constructed. The airspace was designated as a separate legal parcel and conveyed to the Venetian from the Phase II Subsidiary for nominal consideration in August 2002. The lease terminated as a result of such transfer. The relationship between the Phase IA Addition meeting space and the Expo Center will be governed by our cooperation agreement, a preferred reservation system agreement and a meeting services agreement with Interface Group-Nevada, Inc.

Note 13 – Commitments and Contingencies

        Energy Services Agreements and Operating Lease Agreements

        During 1997, Venetian and the Mall Subsidiary entered into separate energy service agreements with a heating and air conditioning (“HVAC”) provider (the “HVAC Provider”). Under the terms of the energy services agreement and other separate energy services agreements, HVAC energy and services will be purchased by Venetian, the New Mall Subsidiary, its mall tenants and IGN over initial terms expiring in 2009 with an option to collectively extend the terms of their agreements for two consecutive five-year periods.

        Pursuant to the Company’s construction management contract (as more fully defined under “Litigation” below), the HVAC plant was constructed by the Construction Manager on land owned by the Company and leased to the HVAC Provider. The HVAC equipment is owned by the HVAC Provider, which paid all costs (“HVAC Costs”) in connection with the purchase and installation of the HVAC equipment. The total HVAC Costs were $70.0 million.

        The charges payable under the separate energy services agreements include a fixed component applied to the HVAC Costs paid by the HVAC Provider, reimbursement of operational and related costs and a management fee.

        As of December 31, 2002, Venetian and the New Mall Subsidiary were obligated under the energy services agreements to make future minimum payments as follows (in thousands):

Years Ending December 31,

2003	$7,657
2004	7,657
2005	7,657
2006	7,657
2007	7,657
Thereafter	11,485

Total minimum payments	$49,770

        Expenses incurred under the energy services agreements were $5.6 million, $6.2 million and $7.0 million ($7.657 million less leasee reimbursements) for the years ended December 31, 2002, 2001 and 2000, respectively. The New Mall Subsidiary is responsible for 19% of energy services rental payments and these amounts exclude payments by IGN. Expenses incurred under short-term, variable rate operating lease agreements totaled $1.7 million, $1.7 million and $1.7 million for the years ended December 31, 2002, 2001and 2000, respectively.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 13 – Commitments and Contingencies (continued)

        Construction Litigation

        Except as described below, the Company is party to various legal matters and claims arising in the ordinary course of business. The Company does not expect that the final resolution of these matters will have a material adverse effect on the financial position, results of operations or cash flows of the Company to the extent such litigation is not covered by the Insurance Policy (as defined below).

        The construction of the principal components of the Casino Resort was undertaken by Lehrer McGovern Bovis, Inc. (the “Construction Manager”) pursuant to a construction management agreement and certain amendments thereto (as so amended, the “Construction Management Contract”). The Construction Management Contract established a final guaranteed maximum price (the “Final GMP”) of $645.0 million, so that, subject to certain exceptions (including an exception for cost overruns due to “scope changes”), the Construction Manager was responsible for any costs of the work covered by the Construction Management Contract in excess of $645.0 million. The Construction Management Contract also established a required “substantial completion” date (the date on which the construction of the Casino Resort was sufficiently complete, including the receipt of necessary permits, licenses and approvals, so that all components of the Casino Resort could be open to the general public) of April 21, 1999 (subject to extensions on account of “scope changes” and force majeure events), with a per-day liquidated damages penalty for failure to meet such deadline.

        The Company paid the Construction Manager a construction management fee of 1½% of the Final GMP, payable in monthly installments.

        The obligations of the Construction Manager under the Construction Management Contract were guaranteed by Bovis, Inc. (“Bovis”), the Construction Manager’s direct parent at the time the Construction Management Contract was entered into (such guaranty, the “Bovis Guaranty”). Bovis’ obligations under the Bovis Guaranty were guaranteed by The Peninsula and Oriental Steam Navigation Company (“P&O”), a British public company and the Construction Manager’s ultimate parent at the time the Construction Management Contract was entered into (such guaranty, the “P&O Guaranty”).

        The Construction Manager obtained, on behalf of the Company (and at the Company’s expense), a liquidated damages insurance policy (the “LD Policy”). The LD Policy covers (with certain exceptions) liquidated damages for delays of not less than one month and not more than four months in achieving substantial completion beyond the date substantial completion was required to be achieved under the Construction Management Contract.

        On July 30, 1999, Venetian filed a complaint against the Construction Manager and Bovis in United States District Court for the District of Nevada. The action alleges breach of contract by the Construction Manager of its obligations under the Construction Management Contract and a breach of contract by Bovis of its obligations under the Bovis Guaranty, including failure to fully pay trade contractors and vendors and failure to meet the April 21, 1999 guaranteed completion date. The Company amended this complaint on November 23, 1999 to add P&O as an additional defendant. The suit is intended to ask the courts, among other remedies, to require the Construction Manager and its guarantors to pay its contractors, to compensate Venetian for the Construction Manager’s failure to perform its duties under the Construction Management Contract and to pay the Company the agreed upon liquidated damages penalty for failure to meet the guaranteed substantial completion date. Venetian seeks total damages in excess of $100.0 million. The Construction Manager subsequently filed motions to dismiss the Company’s complaint on various grounds, which the Company opposed. The Construction Manager’s motions were either denied by the court or voluntarily withdrawn.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 13 – Commitments and Contingencies (continued)

        In response to Venetian’s breach of contract claims against the Construction Manager, Bovis and P&O, the Construction Manager filed a complaint on August 3, 1999 against Venetian in the District Court of Clark County, Nevada. The action alleges a breach of contract and quantum meruit claims under the Construction Management Contract and also alleges that Venetian defrauded the Construction Manager in connection with the construction of the Casino Resort. The Construction Manager seeks damages, attorney’s fees and costs and punitive damages. In the lawsuit, the Construction Manager claims that it is owed approximately $90.0 million from Venetian and its affiliates. This complaint was subsequently amended by the Construction Manager, which also filed an additional complaint against the Company relating to work done and funds advanced with respect to the contemplated development of the Phase II Resort. Based upon its review of the complaints, the Company believes that the Construction Manager has not provided Venetian with reasonable documentation to support such claims, the Construction Manager has materially breached its agreements with the Company and the Construction Manager’s claims are without merit. The Company intends to vigorously defend itself and pursue its claims against the Construction Manager in any litigation.

        In connection with these disputes, as of December 31, 1999 the Construction Manager and its subcontractors filed mechanics liens against the Casino Resort for $145.6 million and $182.2 million, respectively. The Company believes that a major reason these lien amounts exceed the Construction Manager’s claims of $90.0 million is based upon a duplication of liens through the inclusion of lower-tier claims by subcontractors in the liens of higher-tier contractors, including the lien of the Construction Manager. As of December 31, 1999, the Company had purchased surety bonds for virtually all of the claims underlying these liens (other than approximately $15.0 million of claims with respect to which the Construction Manager purchased bonds). As a result, there can be no foreclosure of the Casino Resort in connection with the claims of the Construction Manager and its subcontractors. However, the Company will be required to pay or immediately reimburse the bonding company if and to the extent that the underlying claims are judicially determined to be valid. If such claims are not settled, it is likely to take a significant amount of time for their validity to be judicially determined.

        The Company believes that these claims are, in general, unsubstantiated, without merit, overstated, and/or duplicative. The Construction Manager itself has publicly acknowledged that at least some of the claims of its subcontractors are without merit. In addition, the Company believes that pursuant to the Construction Management Contract and the Final GMP, the Construction Manager is responsible for payment of any subcontractors’ claims to the extent they are determined to be valid. The Company may also have a variety of other defenses to the liens that have been filed, including, for example, the fact that the Construction Manager and its subcontractors previously waived or released their rights to file liens against the Casino Resort. The Company intends to vigorously defend itself in any lien proceedings.

        On August 9, 1999, the Company notified the insurance companies providing coverage under the LD Policy that it has a claim under the LD Policy. The LD Policy provides insurance coverage for the failure of the Construction Manager to achieve substantial completion of the portions of the Casino Resort covered by the Construction Management Contract within 30 days of the April 21, 1999 deadline, with a maximum liability under the LD Policy of approximately $24.1 million and with coverage being provided, on a per-day basis, for days 31-120 of the delay in the achievement of substantial completion. Because the Company believes that substantial completion was not achieved until November 12, 1999, the Company’s claim under the LD Policy is likely to be for the above-described maximum liability of $24.1 million. The Company expects the LD Policy insurers to assert many of the same claims and defenses that the Construction Manager has asserted or will assert in the above-described litigations. Liability under the LD Policy may ultimately be determined by binding arbitration.

        In June 2000, the Company purchased an insurance policy (the “Insurance Policy”) for loss coverage in connection with all litigation relating to the construction of the Casino Resort (the “Construction Litigation”). Under the Insurance Policy, the Company will self-insure the first $45.0 million and the insurer will insure up to the next $80.0 million of any possible covered losses. The Insurance Policy provides coverage for any amounts determined in the Construction Litigation to be owed to the Construction Manager or its subcontractors relating to claimed delays, inefficiencies, disruptions, lack of productivity/unauthorized overtime or schedule impact, allegedly caused by the Company during construction of the Casino Resort, as well as any defense costs.

        The Company and the Construction Manager commenced a trial in state court in Clark County, Nevada to litigate certain of their respective claims in August 2002. Many of the remaining claims between the parties that are the subject of the state court action and the federal court action, have been proceeding concurrently in independent arbitration hearings.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 13 – Commitments and Contingencies (continued)

        It is not yet possible to determine a range of loss or the ultimate outcome of the litigation or any potential litigation. If any litigation or other lien proceedings concerning the claims of the Construction Manager or its subcontractors were decided adversely to the Company, such litigation or other lien proceedings could have a material adverse effect on the financial condition, results of operations or cash flows of the Company to the extent such litigation or lien proceedings are not covered by the Insurance Policy.

        Macau Casino Project and Internet Gaming

        The Company is currently constructing a casino in Macau with an anticipated completion date of February 2004. Under the terms of Venetian Macau’s agreements with the government of Macau, Venetian Macau has certain financial obligations to the Government of Macau or is obligated to pay for certain costs of developing and constructing the Macau Casino and other projects in Macau. Venetian Macau is committed to invest 4.4 billion Macau patacas (approximately $531.7 million at exchange rates as of December 31, 2002) under its agreement with the government of Macau in various development projects until March 31, 2007. To support this obligation, Venetian Macau has caused a Macau bank to guarantee 300 million Macau patacas (approximately $36.3 million at exchange rates as of December 31, 2002) on its behalf and Lido Casino Resort Holding Company, LLC (an unrestricted subsidiary of the Company) has guaranteed 200 million Macau patacas (approximately $24.2 million at exchange rates as of December 31, 2002) of the legal and contractual liabilities of Venetian Macau to the Macau government until March 31, 2007. The Company expects to use cash received from the following sources to fund the various Macau projects:

•	borrowings by Venetian under the Revolving Facility;

•	additional debt or equity financings; and

•	operating cash flow (subject to certain limitations contained in the Company’s debt instruments).

        Specially, the Company estimates the cost to complete the Macau Casino to be $210.0 million and expects completion to occur by February 2004. The Senior Secured Credit Facility and the Indenture relating to the Mortgage Notes limits the Company’s ability to make investments in its Macau subsidiaries. As of December 31, 2002, the Company has invested $34.4 million in its Macau subsidiaries and expects to invest an additional $5.6 million. Of this invested amount, $25.6 million remains on deposit in Venetian Macau bank accounts as of December 31, 2002. On March 27, 2003, Venetian Venture Development Intermediate Limited (“Venetian Intermediate”), an unrestricted subsidiary of the Company, entered into a credit agreement (“Venetian Intermediate Credit Agreement”) with a lender to provide $50.0 million of financing for the Macau Casino. Venetian Intermediate, a wholly-owned indirect subsidiary of Venetian, owns 100% of Venetian Macau. The obligations under the loans to be made under Venetian Intermediate Credit Agreement will be guaranteed by the Company and Venetian and supported by a letter of credit to be issued under the Senior Secured Credit Facility in favor of the Venetian Intermediate Credit Agreement lenders. As these loans are made, the letters of credit will reduce the amounts available for working capital loans under the Revolving Facility on a dollar for dollar basis from the $75.0 million of current availability to $25.0 million. The amounts outstanding under the Venetian Intermediate Credit Facility bear interest at the base rate or the adjusted Eurodollar rate plus 0.5% per annum. Interest is payable on base rate loans on a monthly basis and is payable on Eurodollar loans at the end of the applicable interest period, and there is no scheduled principal amortization. The credit facility is due in full March 27, 2006. As of March 31, 2003, the credit facility remains undrawn. In addition, Venetian Macau is currently negotiating to obtain $120.0 million in additional debt financing (“Proposed Venetian Macau Financing Agreement”). There can be no assurance that financing will be available to the Company to complete the Macau Casino, and, if available, that the financing will be on terms favorable to the Company. The proceeds from the Venetian Intermediate Credit Agreement, the Proposed Venetian Macau Credit Agreement and the direct investments of $40.0 million from Venetian will be used to fund the $210.0 million total anticipated cost of the Macau Casino.

        Through December 31, 2002, the Company had incurred pre-opening and developmental expenses of $5.9 million and construction costs of $4.8 million, in connection with the Macau Casino project.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 13 – Commitments and Contingencies (continued)

        Venetian Macau, Venetian Intermediate and the Company’s other Macau subsidiaries are not guarantors under the Mortgage Notes or the Senior Secured Credit Facility and, subject to certain limited exceptions, are not restricted subsidiaries under the Indenture or the Senior Secured Credit Facility.

        The Company has also entered into a joint venture agreement to assess the feasibility of and develop an Internet gaming site. The Company has received an interactive gaming license and an electronic betting center license by the Alderney Gambling Control Commission, but has not yet established any operations. The Company estimates that it is committed to contribute approximately $1.0 million, approximately one-third of the required capital, to the joint venture during the next year. After recovery of each partner’s initial capital contribution, the Company will receive 50% to 80% of the net profit of the joint venture, based upon an increasing scale of net profit (if any). The joint venture provides that the agreement will be automatically terminated should the Company fail to obtain or maintain any required regulatory approvals or existing gaming licenses from Alderney, the Nevada gaming authorities or any other applicable jurisdiction prior to launching its operations or determine that any such approvals or licenses could be jeopardized. On March 27, 2003, a subsidiary of the Company has received an interactive gaming license and an electronic betting center license from the Alderney Gambling Control Commission.

Note 14 – Minimum Lease Income

        The Company has entered into a number of operating leases in relation to the New Mall Subsidiary and various retail and food and beverage outlets in the Casino Resort, which range in length from 5 to 20 years. The future minimum lease income under these leases (of which approximately 90% is attributable to the New Mall Subsidiary) consisted of the following at December 31, 2002 (in thousands):

2003	$22,121
2004	21,208
2005	19,192
2006	18,617
2007	17,965
Thereafter	51,476

Total	$150,579

        Most of the leases include provisions for reimbursements of other charges including real estate taxes, utilities and other operating costs. Total reimbursements amounted to $11.8 million, $11.4 million and $9.9 million in 2002, 2001 and 2000, respectively.

        A predecessor to the New Mall Subsidiary has entered into an agreement with Forest City Enterprises (the “Mall Manager”), a subsidiary of Forest City Ratner Enterprises, a leading developer and manager of retail and commercial real estate developments, whereby the Mall Manager manages the Mall and supervises and assists in the creation of an advertising and promotional program and a marketing plan for the Mall. The Mall Manager is also responsible for, among other things, preparation of a detailed plan for the routine operation of the Mall, collection and deposit procedures for rents and other tenant charges, supervision of maintenance and repairs and, on an annual basis, preparation of a detailed budget (including any anticipated extraordinary expenses and capital expenditures) for the Mall. The term of the management contract is five years from June 19, 1999, the date the Mall opened to the public. The Mall Manager receives a management fee of 2% of all gross rents received from the operation of the Mall; provided that the Mall Manager will receive a minimum fee of $600,000 per year. For the years ended December 31, 2002, 2001 and 2000, management fees paid to the Mall Manager were $525,000, $450,000 and $450,000, respectively.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 15 – Summarized Financial Information

        LVSI and Venetian are co-obligors of the Mortgage Notes and the indebtedness under the Senior Secured Credit Facility and are jointly and severally liable for such indebtedness. Venetian, Mall Intermediate, Mall Construction, Lido Intermediate, Venetian Venture, Venetian Athens, Venetian Marketing and Venetian Operating (collectively, the “Subsidiary Guarantors”) are subsidiaries of LVSI, all of the capital stock of which is owned by LVSI and Venetian. The Subsidiary Guarantors have jointly and severally guaranteed (or are co-obligors of) such debt on a full and unconditional basis. The Mall is owned by the Mall II Subsidiary, a non-guarantor subsidiary which is the borrower under the Secured Mall Facility.

        Separate financial statements and other disclosures concerning each of Venetian and the Subsidiary Guarantors are not presented below because management believes that they are not material to investors. Summarized financial information of LVSI, Venetian, the Subsidiary Guarantors and the non-guarantor subsidiaries on a combined basis as of December 31, 2002 and December 31, 2001, and for the three years for the period ended December 31, 2002, is as follows (in thousands):

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 15 – Summarized Financial Information (continued)

CONDENSED BALANCE SHEETS
December 31, 2002

	Las Vegas Sands, Inc.	Venetian Casino Resort LLC	Other Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total
Cash and cash equivalents	$46,746	$9,973	$25,771	$11,252	$–	$93,742
Restricted cash	–	19,936	–	1,944	–	21,880
Intercompany receivable	686	529	–	–	(1,215)	–
Accounts receivable, net	37,853	13,953	–	1,506	–	53,312
Inventories	–	5,070	–	–	–	5,070
Prepaid expenses	562	3,863	–	579	–	5,004

Total current assets	85,847	53,324	25,771	15,281	(1,215)	179,008

Property and equipment, net	4,722	967,442	4,821	214,843	–	1,191,828
Investment in subsidiaries	981,077	140,165	–	–	(1,121,242)	–
Deferred offering costs, net	–	35,351	–	2,664	–	38,015
Restricted cash	–	83,370	–	–	–	83,370
Other assets, net	4,115	17,195	–	3,150	–	24,460

	$1,075,761	$1,296,847	$30,592	$235,938	$(1,122,457)	$1,516,681

Accounts payable	$1,655	$9,804	$98	$644	$–	$12,201
Construction payable	–	27,332	2,395	–	–	29,727
Construction payable–contested	–	7,232	–	–	–	7,232
Intercompany payables	–	–	–	1,215	(1,215)	–
Accrued interest payable	–	4,156	–	180	–	4,336
Other accrued liabilities	24,739	54,182	–	1,664	–	80,585
Current maturities of long–term debt (1)	2,500	2,500	–	–	(2,500)	2,500

Total current liabilities	28,894	105,206	2,493	3,703	(3,715)	136,581

Other long–term liabilities	–	1,122	–	–	–	1,122
Long–term debt (1)	1,096,250	1,096,250	–	120,000	(1,096,250)	1,216,250

	1,125,144	1,202,578	2,493	123,703	(1,099,965)	1,353,953

Redeemable Preferred Interest in Venetian	–	212,111	–	–	–	212,111

Stockholders' equity (deficit)	(49,383)	(117,842)	28,099	112,235	(22,492)	(49,383)

	$1,075,761	$1,296,847	$30,592	$235,938	$(1,122,457)	$1,516,681

(1)     As more fully described in Note 4 Long-Term Debt, LVSI and Venetian are co-obligors of certain of the Company’s indebtedness. Accordingly, such indebtedness has been presented as an obligation of both entities in the above balance sheets.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 15 – Summarized Financial Information (continued)

CONDENSED BALANCE SHEETS
December 31, 2001

	Las Vegas Sands, Inc.	VenetianCasino Resort LLC	Other Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total
Cash and cash equivalents	$37,367	$7,806	$8	$9,755	$–	$54,936
Restricted cash	–	1,528	–	1,118	–	2,646
Intercompany receivable	6,772	–	–	1,508	(8,280)	–
Accounts receivable, net	37,416	18,240	–	1,436	–	57,092
Inventories	–	4,747	–	–	–	4,747
Prepaid expenses	546	2,953	–	363	–	3,862

Total current assets	82,101	35,274	8	14,180	(8,280)	123,283
Property and equipment, net	–	878,239	–	218,068	–	1,096,307
Investment in subsidiaries	692,100	86,657	–	–	(778,757)	–
Deferred offering costs, net	–	16,250	–	2,739	–	18,989
Other assets, net	3,771	25,691	–	3,745	–	33,207

	$777,972	$1,042,111	$8	$238,732	$(787,037)	$1,271,786

Accounts payable	$2,880	$33,105	$–	$368	$–	$36,353
Construction payable	–	22,955	–	3,160	–	26,115
Construction payable–contested	–	7,232	–	–	–	7,232
Intercompany payables	–	7,345	–	935	(8,280)	–
Accrued interest payable	–	9,125	–	883	–	10,008
Other accrued liabilities	21,249	47,074	–	1,712	–	70,035
Current maturities of long–term debt (1)	23,021	23,021	–	106,092	(23,021)	129,113

Total current liabilities	47,150	149,857	–	113,150	(31,301)	278,856

Other long–term liabilities	–	3,274	–	–	–	3,274
Long–term debt (1)	741,813	741,813	–	3,933	(741,813)	745,746
Long–term subordinated loans payable to Principal Stockholder	–	31,123	–	35,000	–	66,123

	788,963	926,067	–	152,083	(773,114)	1,093,999

Redeemable Preferred Interest in Venetian	–	188,778	–	–	–	188,778

Stockholders' equity (deficit)	(10,991)	(72,734)	8	86,649	(13,923)	(10,991)

	$777,972	$1,042,111	$8	$238,732	$(787,037)	$1,271,786

(1)     As more fully described in Note 4 Long-Term Debt, LVSI and Venetian are co-obligors of certain of the Company’s indebtedness. Accordingly, such indebtedness has been presented as an obligation of both entities in the above balance sheets.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 15 – Summarized Financial Information (continued)

CONDENSED STATEMENT OF OPERATIONS
For the year ended December 31, 2002

	Las Vegas Sands, Inc.	Venetian Casino Resort LLC	Other Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total
Revenues:
Casino	$256,484	$–	$–	$–	$–	$256,484
Rooms	–	206,706	–	–	–	206,706
Food and beverage	–	70,300	–	–	–	70,300
Casino rental revenues from LVSI	–	96,844	–	–	(96,844)	–
Retail and other	1,743	34,159	–	41,079	(4,586)	72,395

Total revenues	258,227	408,009	–	41,079	(101,430)	605,885
Less promotional allowances	–	(3,757)	–	–	(30,451)	(34,208)

Net revenues	258,227	404,252	–	41,079	(131,881)	571,677

Operating expenses:
Casino	232,995	–	–	–	(113,809)	119,186
Rooms	–	58,009	–	–	(4,574)	53,435
Food and beverage	–	43,348	–	–	(8,131)	35,217
Retail and other	–	20,144	–	13,828	(1,236)	32,736
Provision for doubtful accounts	14,470	6,823	–	100	–	21,393
General and administrative	2,553	90,676	12	1,967	(798)	94,410
Corporate expense	5,895	5,120	–	–	–	11,015
Rental expense	924	7,670	–	2,379	(3,333)	7,640
Pre–opening and developmental expense	–	–	5,925	–	–	5,925
Depreciation and amortization	429	38,515	–	4,694	–	43,638

	257,266	270,305	5,937	22,968	(131,881)	424,595

Operating income (loss)	961	133,947	(5,937)	18,111	–	147,082

Other income (expense):
Interest income	460	2,027	12	65	–	2,564
Interest expense, net of amounts capitalized	(17)	(103,404)	–	(6,927)	–	(110,348)
Interest expense on indebtedness to Principal Stockholder	–	(1,914)	–	(2,096)	–	(4,010)
Other income (expense)	–	1,051	–	(6)	–	1,045
Loss on early retirement of debt	–	(49,865)	–	(1,527)	–	(51,392)
Income (loss) from equity investment in Grand Canal Shops II	161	5,189	–	–	(5,350)	–
Income (loss) from equity investment in VCR and subsidiaries	(16,624)	(3,655)	–	–	20,279	–

Income (loss) before preferred return	(15,059)	(16,624)	(5,925)	7,620	14,929	(15,059)

Preferred return on Redeemable Preferred
Interest in Venetian Casino Resort, LLC	(23,333)	–	–	–	–	(23,333)

Net income (loss)	$(38,392)	$(16,624)	$(5,925)	$7,620	$14,929	$(38,392)

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 15 – Summarized Financial Information (continued)

CONDENSED STATEMENT OF OPERATIONS
For the year ended December 31, 2001

	Las Vegas Sands, Inc.	Venetian Casino Resort LLC	Other Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total
Revenues:
Casino	$227,240	$–	$–	$–	$–	$227,240
Rooms	–	204,242	–	–	–	204,242
Food and beverage	–	61,977	–	–	–	61,977
Casino rental revenue from LVSI	–	45,973	–	–	(45,973)	–
Retail and other	1,417	38,125	–	36,329	(2,837)	73,034

Total revenue	228,657	350,317	–	36,329	(48,810)	566,493
Less promotional allowances	–	(5,181)	–	–	(37,413)	(42,594)

Net revenues	228,657	345,136	–	36,329	(86,223)	523,899

Operating expenses:
Casino	207,587	–	–	–	(67,651)	139,936
Rooms	–	55,322	–	–	(5,283)	50,039
Food and beverage	–	38,896	–	–	(9,266)	29,630
Retail and other	–	21,148	–	12,230	(1,076)	32,302
Provision for doubtful accounts	18,200	1,866	–	132	–	20,198
General and administrative	2,711	83,928	–	1,573	(1,325)	86,887
Corporate expense	2,459	3,917	–	–	–	6,376
Rental expense	914	6,625	–	2,157	(1,622)	8,074
Pre–opening and developmental expenses	–	355	–	–	–	355
Depreciation and amortization	–	36,039	–	4,784	–	40,823

	231,871	248,096	–	20,876	(86,223)	414,620

Operating income (loss)	(3,214)	97,040	–	15,453	–	109,279

Other income (expense):
Interest income	643	613	–	129	–	1,385
Interest expense, net of amounts capitalized	–	(90,947)	–	(10,777)	–	(101,724)
Interest expense on indebtedness to Principal Stockholder	–	(4,052)	–	(4,968)	–	(9,020)
Other expense	–	(1,938)	–	–	–	(1,938)
Loss on early retirement of debt	–	(1,383)	–	–	–	(1,383)
Income (loss) from equity investment in Grand Canal Shops II	(35)	(1,143)	–	–	1,178	–
Income (loss) from equity investment in VCR and subsidiaries	(795)	1,015	–	–	(220)	–

Income (loss) before preferred return	(3,401)	(795)	–	(163)	958	(3,401)

Preferred return on Redeemable Preferred
Interest in Venetian Casino Resort, LLC	(20,766)	–	–	–	–	(20,766)

Net income (loss)	$(24,167)	$(795)	$–	$(163)	$958	$(24,167)

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 15 – Summarized Financial Information (continued)

CONDENSED STATEMENT OF OPERATIONS
For the year ended December 31, 2000

	Las Vegas Sands, Inc.	Venetian Casino Resort LLC	Other Guarantor Subsidiaries	Other Non– Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total
Revenues:
Casino	$299,083	$–	$–	$–	$–	$299,083
Rooms	–	192,327	–	–	–	192,327
Food and beverage	–	67,052	–	–	–	67,052
Casino rental revenue from LVSI	–	45,164	–	–	(45,164)	–
Retail and other	1,646	37,291	–	30,781	(914)	68,804

Total revenue	300,729	341,834	–	30,781	(46,078)	627,266
Less promotional allowances	–	(6,190)	–	–	(40,106)	(46,296)

Net revenues	300,729	335,644	–	30,781	(86,184)	580,970

Operating expenses:
Casino	230,755	–	–	–	(67,598)	163,157
Rooms	–	55,803	–	–	(6,185)	49,618
Food and beverage	–	42,903	–	–	(10,276)	32,627
Retail and other	–	18,937	–	11,194	(725)	29,406
Provision for doubtful accounts	17,743	1,300	–	209	–	19,252
General and administrative	3,819	89,744	10	1,240	(1,400)	93,413
Corporate expense	2,293	3,982	–	–	–	6,275
Rental expense	714	5,856	–	2,157	–	8,727
Depreciation and amortization	–	37,180	–	4,542	–	41,722

	255,324	255,705	10	19,342	(86,184)	444,197

Operating income (loss)	45,405	79,939	(10)	11,439	–	136,773

Other income (expense):
Interest income	739	960	–	72	–	1,771
Interest expense, net of amounts capitalized	–	(98,437)	–	(12,589)	–	(111,026)
Interest expense on indebtedness to Principal Stockholder	–	(3,568)	–	(5,213)	–	(8,781)
Loss on early retirement of debt	–	(2,785)	–	–	–	(2,785)
Income (loss) from equity investment in Grand Canal Shops II	(188)	(6,082)	–	–	6,270	–
Income (loss) from equity investment in VCR and subsidiaries	(30,004)	(31)	–	–	30,035	–

Income (loss) before preferred return	15,952	(30,004)	(10)	(6,291)	36,305	15,952

Preferred return on Redeemable Preferred
Interest in Venetian Casino Resort, LLC	(18,482)	–	–	–	–	(18,482)

Net loss	$(2,530)	$(30,004)	$(10)	$(6,291)	$36,305	$(2,530)

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 15 – Summarized Financial Information (continued)

CONDENSED STATEMENTS OF CASH FLOWS
For the year ended December 31, 2002

	Las Vegas Sands, Inc.	Venetian Casino Resort LLC	Other Guarantor Subsidiaries	Other Non– Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total
Net cash provided by (used in) operating activities	$3,293	$65,132	$(5,827)	$15,498	$–	$78,096

Cash flows from investing activities:
Increase in restricted cash ($101.2 million for Phase 1A construction)	–	(101,778)	–	(826)	–	(102,604)
Capital expenditures	–	(128,793)	(2,426)	(4,629)	–	(135,848)
Dividend from Grand Canal Shops II LLC	–	21,590	–	–	(21,590)	–
Capital contributions to subsidiaries	–	(73,572)	–	–	73,572	–

Net cash used in investing activities	–	(282,553)	(2,426)	(5,455)	51,982	(238,452)

Cash flows from financing activities:
Dividend to Venetian Casino Resort LLC	–	–	–	(21,590)	21,590	–
Capital contribution from Venetian Casino Resort LLC	–	–	34,016	39,556	(73,572)	–
Repayments on 12 ¼% mortgage notes	–	(425,000)	–	–	–	(425,000)
Proceeds from 11% mortgage notes	–	850,000	–	–	–	850,000
Repayments on senior subordinated notes	–	(97,500)	–	–	–	(97,500)
Proceeds from secured mall facility	–	–	–	120,000	–	120,000
Repayments on mall–tranche A take–out loan	–	–	–	(105,000)	–	(105,000)
Repayments on mall–tranche B take–out loan	–	–	–	(35,000)	–	(35,000)
Repayments on completion guaranty loan	–	(31,124)	–	–	–	(31,124)
Repayments on senior secured credit facility–term B	–	(1,250)	–	–	–	(1,250)
Proceeds from senior secured credit facility–term B	–	250,000	–	–	–	250,000
Repayments on bank credit facility–term	–	(151,986)	–	–	–	(151,986)
Repayments on bank credit facility–revolver	–	(61,000)	–	–	–	(61,000)
Proceeds from bank credit facility–revolver	–	21,000	–	–	–	21,000
Repayments on FF&E credit facility	–	(53,735)	–	–	–	(53,735)
Repayments on Phase II Subidiary credit facility	–	–	–	(3,933)	–	(3,933)
Repayments on Phase II Subidiary unsecured bank loan	–	–	–	(1,092)	–	(1,092)
Repurchase premiums incurred in connection with refinancing transctions	–	(33,478)	–	–	–	(33,478)
Payments of deferred offering costs	–	(38,465)	–	(3,275)	–	(41,740)
Net change in intercompany accounts	6,086	(7,874)	–	1,788	–	–

Net cash provided by (used in) financing activities	6,086	219,588	34,016	(8,546)	(51,982)	199,162

Increase (decrease) in cash and cash equivalents	9,379	2,167	25,763	1,497	–	38,806
Cash and cash equivalents at beginning of year	37,367	7,806	8	9,755	–	54,936

Cash and cash equivalents at end of year	$46,746	$9,973	$25,771	$11,252	$–	$93,742

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 15 – Summarized Financial Information (continued)

CONDENSED STATEMENTS OF CASH FLOWS
For the year ended December 31, 2001

	Las Vegas Sands, Inc.	Venetian Casino Resort LLC	Other Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total

Net cash provided by operating activities	$2,444	$43,711	$–	$4,637	$–	$50,792

Cash flows from investing activities:
Increase in restricted cash	–	(57)	–	(40)	–	(97)
Capital expenditures	–	(53,660)	–	(1,474)	–	(55,134)

Net cash used in investing activities	–	(53,717)	–	(1,514)	–	(55,231)

Cash flows from financing activities:
Repayments on bank credit facility–tranche A term loan	–	(103,125)	–	–	–	(103,125)
Repayments on bank credit facility–tranche B term loan	–	(49,750)	–	–	–	(49,750)
Repayments on bank credit facility–tranche C term loan	–	(5,750)	–	–	–	(5,750)
Proceeds from bank credit facility–tranche C term loan	–	5,750	–	–	–	5,750
Repayments on bank credit term facility	–	(764)	–	–	–	(764)
Proceeds from bank credit term facility	–	152,750	–	–	–	152,750
Repayments on bank credit facility–revolver	–	(18,000)	–	–	–	(18,000)
Proceeds from bank credit facility–revolver	–	58,000	–	–	–	58,000
Repayments on FF&E credit facility	–	(21,494)	–	–	–	(21,494)
Proceeds from Phase II Subidiary credit facility	–	–	–	3,933	–	3,933
Proceeds from Phase II Subsidiary unsecured bank loan	–	–	–	1,092	–	1,092
Payments of deferred offering costs	–	(5,573)	–	(300)	–	(5,873)
Net change intercompany accounts	(409)	1,508	–	(1,099)	–	–

Net cash provided by (used in) financing activities	(409)	13,552	–	3,626	–	16,769

Increase in cash and cash equivalents	2,035	3,546	–	6,749	–	12,330
Cash and cash equivalents at beginning of year	35,332	4,260	8	3,006	–	42,606

Cash and cash equivalents at end of year	$37,367	$7,806	$8	$9,755	$–	$54,936

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 15 – Summarized Financial Information (continued)

CONDENSED STATEMENTS OF CASH FLOWS
For the year ended December 31, 2000

	Las Vegas Sands, Inc.	Venetian Casino Resort LLC	Other Guarantor Subsidiaries	Other Non– Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total
Net cash provided by (used in) operating activities	$11,217	$66,499	$(10)	$3,311	$–	$81,017

Cash flows from investing activities:
Decrease in restricted cash	–	7,319	–	1,112	–	8,431
Capital expenditures	–	(15,647)	–	(762)	–	(16,409)
Construction of Casino Resort	–	(12,178)	–	(2)	–	(12,180)

Net cash provided by (used in) investing activities	–	(20,506)	–	348	–	(20,158)

Cash flows from financing activities:
Proceeds from capital contributions	(5)	(30)	9	26	–	–
Repayments on bank credit facility–tranche A term loan	–	(35,625)	–	–	–	(35,625)
Repayments on bank credit facility–tranche B term loan	–	(250)	–	–	–	(250)
Proceeds from bank credit facility–tranche B term loan	–	50,000	–	–	–	50,000
Repayments on bank credit facility–revolver	–	(50,160)	–	–	–	(50,160)
Proceeds from bank credit facility–revolver	–	11,000	–	–	–	11,000
Repayments on FF&E credit facility	–	(16,609)	–	–	–	(16,609)
Payments of deferred offering costs	–	(2,296)	–	(565)	–	(2,861)
Net change in intercompany accounts	159	–	–	(159)	–	–

Net cash provided by (used in) financing activities	154	(43,970)	9	(698)	–	(44,505)

Increase (decrease) in cash and cash equivalents	11,371	2,023	(1)	2,961	–	16,354
Cash and cash equivalents at beginning of year	23,961	2,237	9	45	–	26,252

Cash and cash equivalents at end of year	$35,332	$4,260	$8	$3,006	$–	$42,606

Report of Independent Accountants on Financial Statements Schedule

To the Board of Directors of Las Vegas Sands, Inc.

        Our audits of the consolidated financial statements referred to in our report dated February 5, 2003, except for Note 8 – Venetian Intermediate Credit Facility and Note 13 – Macau Casino Project and Internet Gaming, as to which the date is March 27, 2003 appearing in this Annual Report on Form 10-K of Las Vegas Sands, Inc. also included an audit of the financial statement schedule listed in Item 15 (a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Las Vegas, Nevada
February 5, 2003

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Financial Statement Schedule

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions	Deductions
Description	Balance at beginning of period	Charge to costs and expenses	Accounts charged off (recovered)	Balance at end of period
Allowance for doubtful accounts and discounts:
Year ended December 31:

2000	$6,897	19,252	(3,236)	$22,913

2001	$22,913	20,198	(19,118)	$23,993

2002	$23,993	21,393	(19,341)	$26,045

ITEM 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. —DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        LVSI has a Board of Directors comprised of two persons. One director is the Principal Stockholder, who has two votes for all matters before the Board of Directors. In the event that LVSI increases the number of directors comprising the Board of Directors, the number of votes which the Principal Stockholder has will be increased so that the Principal Stockholder will have one more vote than the number of votes of all of the other directors aggregated. The other director has one vote for all matters before the Board of Directors. The other director is required to file an application for a gaming license with the Nevada Gaming Authorities.

        The table below sets forth the executive officers and the directors of the Company.

Name	Age	Position
Sheldon G. Adelson	69	Chairman of the Board, Chief Executive Officer and Director
Robert F. List	66	Special Director
William P. Weidner	57	President and Chief Operating Officer
Bradley H. Stone	48	Executive Vice President
Robert G. Goldstein	47	Senior Vice President
David Friedman	46	Assistant to Chairman of the Board and Secretary
Harry D. Miltenberger	59	Vice President-Finance

        Sheldon G. Adelson has been the Chairman of the Board, Chief Executive Officer and a director of the Company since April 1988 when the Company was formed to own and operate the former Sands Hotel and Casino. Mr. Adelson has extensive experience in the convention, trade show, tour and travel businesses. Mr. Adelson also has investments in other business enterprises. He has been President and Chairman of Interface since the mid-1970s and Chairman of Interface Group-Massachusetts Inc. since 1990. Mr. Adelson created and developed the COMDEX Trade Shows, including the COMDEX/Fall Trade Show, the world’s largest computer show, all of which were sold to Softbank Corporation in April 1995.

        Robert F. List was elected as Director of LVSI in April 2000. Mr. List is the Chief Executive Officer of the Robert List Company, a Las Vegas-based consulting firm, and serves as counsel to the law firm of Beckley, Singleton, Jemison, Cobeaga and List. Mr. List served as Executive Vice President, Corporate Counsel and Member of the Board of Directors of Boomtown, Inc. from 1992 to 1999. Mr. List has served in various elected positions in the State of Nevada including Attorney General from 1970 to 1978 and Governor from 1978 to 1982.

        William P. Weidner has been the President and Chief Operating Officer of the Company since December 1995. From 1985 to 1995, Mr. Weidner was President and Chief Operating Officer and served on the board of Pratt Hotel Corporation. From February 1991 to December 1995, Mr. Weidner was also the President of Pratt’s Hollywood Casino-Aurora subsidiary and from June 1992 until December 1995, he served on the board of the Hollywood Casino Corporation. Since September 1993, Mr. Weidner has served on the Board of Directors of Shorewood Packaging Corporation. Mr. Weidner directed the opening of Hollywood Casino, one of Chicago’s first riverboat casino hotels, New York City’s Maxim’s de Paris (now the Peninsula), and hotels in Orlando and Palm Springs.

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

ITEM 11.—EXECUTIVE COMPENSATION

        The following table sets forth certain information concerning the compensation for the last three fiscal years of those persons who were, at December 31, 2002, the Chief Executive Officer and the four highest paid executive officers of LVSI (the “Named Executive Officers”), which is the managing member of Venetian. Under the limited liability company agreement of Venetian, LVSI is entitled to be reimbursed for all expenses incurred in connection with its activities as the managing member of Venetian, including all employee compensation costs.

		Annual Compensation		Long Compensation Awards
Name and Principal Position	Year	Salary($)	Bonus($)	Securities Underlying Options(#)	All Other Compensation(1)($)
Sheldon G. Adelson	2002	3,000,000	–	–	–
Chairman of the Board and Chief	2001	–	–	–	–
Executive Officer	2000	1,500,000	–	–	–

William P. Weidner	2002	1,139,600	1,972,000	19,960	2,322
President and Chief Operating	2001	1,038,462	200,000	–	2,322
Officer	2000	951,284	300,000	–	2,239

Bradley H. Stone	2002	911,680	582,600	14,970	810
Executive Vice President	2001	830,769	160,000	–	810
	2000	726,214	240,000	–	789

Robert G. Goldstein	2002	854,700	504,000	9,980	810
Senior Vice President	2001	778,846	150,000	–	810
	2000	686,269	225,000	–	789

David Friedman	2002	496,406	400,000	4,990	1,031
Assistant to Chairman of the	2001	415,385	80,000	–	1,057
Board and Secretary	2000	359,615	170,000	–	540

(1)	Represents Group Life Insurance.

Employment Agreements

        William P. Weidner, Bradley H. Stone and Robert G. Goldstein each have entered into employment agreements with the Company through December 31, 2005, with automatic one-year extension rights. Pursuant to the employment agreements, these executive officers have such powers, duties and responsibilities as are generally associated with their offices, as may be modified or assigned by the Company’s Chairman of the Board of Directors (or the Company’s President, in the case of Mr. Stone) and subject to the supervision of the Board of Directors (and the President, in the case of Mr. Stone). During the terms of their employment, these officers may not engage in any other business or professional pursuit unless consented to by the Company in writing.

        Mr. Weidner, Mr. Stone and Mr. Goldstein currently receive annual base salaries of $1,144,000, $915,200 and $858,000 and annual bonuses based upon certain performance based criteria. Their base salaries are increased annually by 4%. These officers are also entitled to receive other employee benefits.

        In the event of a termination of employment for cause, voluntary termination by the employee or similar circumstances set forth in the employment agreements, all salary and benefits immediately cease (subject to any requirements of law) and shares of stock held by these employees may be redeemed pursuant to the terms of the stock option plan described below. In the event of a termination caused by breach of the employment agreements by the Company, or similar circumstances set forth in the agreements, the Company is obligated to pay to the executive officer his salary for the rest of the term of his employment agreement. If the officer becomes employed elsewhere, the Company is obligated to pay the difference, if any, in the income earned in such other employment and the salary payable under his employment agreement with the Company.

        If a company breach termination, constructive termination or involuntary termination (each as defined in the employment agreements) had occurred with respect to Mr. Weidner, Mr. Stone and Mr. Goldstein on December 31, 2002, the amounts that Mr. Weidner, Mr. Stone and Mr. Goldstein would have been entitled to receive pursuant to their employment agreements as continued salary through December 31, 2005 would have been approximately $3,432,000, $2,745,600 and $2,574,000. In the case of a death termination, the Company would pay salary through the date of death, and all shares held by the officer would be redeemed by the Company for a price payable by the Company to the officer’s estate equal to the fair market value of such shares, reduced by any amounts still owed under the terms of the secured loan from the Principal Stockholder to such officer for the stock option exercise price, payable in 36 equal consecutive monthly installments with interest at the applicable federal rate. See “Item 13 – Certain Relationships and Related Party Transactions – Stock Option Loans.” In the case of a disability termination, the Company will continue salary, less any applicable disability insurance payments, for a period six months following the date of termination and all options and shares will be treated in the same way as upon a death termination. The employment agreements may not be amended, changed or modified except by a written document signed by each of the parties.

Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan

        The Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan (the “Plan”) provides for 75,000 shares of common stock of LVSI to be reserved for issuance by the Company to officers and other key employees or consultants of the Company or any of its Affiliates or Subsidiaries (each as defined in the Plan) pursuant to options granted under the Plan. The issuance of shares of the Company’s common stock in connection with the exercise of these options is subject to approval by the Nevada Gaming Authorities. The purpose of the Plan is to promote the interest of the Company and its Principal Stockholder by (i) attracting and retaining exceptional officers and other key employees and consultants to the Company and its Affiliates and Subsidiaries and (ii) enabling such individuals to participate in the long-term growth and financial success of the Company. The Board of Directors has the authority to determine the participants to whom options are granted, the number of shares covered by each option or any repurchase or other disposition of shares thereunder, the exercise price therefor, and the conditions and limitations applicable to the exercise of the option. The Board of Directors is authorized to make adjustments in the terms and conditions of, and the criteria included in, options, in the case of certain unusual or nonrecurring events, whenever the Board of Directors determines that such adjustments are appropriate in order to prevent dilution or enlargement of benefits or potential benefits under the Plan. Options granted under the Plan expire on the earlier of (i) a specified number of years from the date of grant, (ii) the date three days prior to a Change in Control Acceleration Event (as defined in the Plan) and (iii) the date three days prior to a Public Offering Acceleration Event (as defined in the Plan). In the event of any Acceleration Event (as defined in the Plan) any outstanding options then held by the participants which are unexercisable or otherwise unvested, shall automatically become fully vested and shall be exercisable pursuant to the applicable award agreement. The Plan provides that the Principal Stockholder may, at any time, assume the Plan or certain obligations under the Plan, in which case the Principal Stockholder will be the administrator of the Plan, the issuer of the options, and will have all the rights, powers, and responsibilities granted to the Company or the Board of Directors under the Plan with respect to such assumed obligations.

        The Board of Directors may amend, alter, suspend, discontinue or terminate the Plan or any portion thereof at any time, provided that any such action shall not be taken without shareholder approval if such approval is necessary to comply with any tax or regulatory requirement applicable to the Plan and provided that any such amendment, alteration, suspension, discontinuance or termination that would impair the rights of any holder of an option already granted shall not be effective without the holder’s consent.

        The Principal Stockholder has assumed the obligations of the Company under the Plan and has granted options to Mr. Weidner, Mr. Stone, Mr. Goldstein and Mr. Friedman (the “Named Optionees”) to acquire shares representing 1.996%, 1.497%, .9980%, and .4990%, respectively, of the common stock of the Company. The specific terms and conditions of the options were agreed to in 1999 and were memorialized in the first quarter of 2002. The exercise price of the stock options on the grant date was not lower than the fair market value of the common stock of the Company. The options granted to the Named Optionees were fully vested and exercisable upon grant. The options of the Named Optionees were exercised immediately after issuance by delivery of a notice of exercise from each of the Named Optionees to the Principal Stockholder. The exercise price of the options were loaned to the Named Optionees by the Principal Stockholder on a secured basis. See “Item 13 – Certain Relationships and Related Transactions – Stock Option Loans.” Shares issued to the Named Optionees pursuant to the exercise of an option and held at the time of each Named Optionee’s termination of employment are subject to redemption by the Principal Stockholder.

        During the second quarter of 2002, options to purchase an additional 5,500 shares of the Company’s common stock were granted by the Principal Stockholder under the stock option plan at an exercise price of $271 per share, which was in excess of the estimated fair value of the Company’s common stock of $150 per share. The issuance of shares of the Company’s common stock in connection with the exercise of these options are subject to approval by the Nevada gaming authorities.

Options Granted In Fiscal 2002

        The following table sets forth certain information with respect to options to purchase shares of LVSI granted to the Named Executive Officers in the fiscal year ended December 31, 2002.

Options Grants In Last Fiscal Year

		% of Total
		Number of
	Number of	Securities
	Securities	Underlying
	Underlying	Options Granted	Exercise or		Grant Date
	Options	to Employees	Base Price	Expiration	Present
Name	Granted(#)	Fiscal Year	Price ($/Sh)	Date	Value($)(1)
Sheldon G. Adelson	–	–	–	–	–
William P. Weidner	19,960	36.0	$271.00	1/1/12	$19,960
Bradley H. Stone	14,970	27.0	271.00	1/1/12	14,970
Robert G. Goldstein	9,980	18.0	271.00	1/1/12	9,980
David Friedman	4,990	9.0	271.00	1/1/12	4,990

(1)	The fair value of each option grant was estimated on the date of grant to be $1 for each option granted using the minimum value method with the following weighted-average assumptions: risk-free interest rate of 3.84%; no expected dividend yields; and expected lives of 2 years.

Option Values At End Of Fiscal 2002

        The following table sets forth certain information concerning each exercise of options by the Named Executive Officers during fiscal 2002, as well as the value as of December 31, 2002 of unexercised in-the-money options to purchase shares of common stock granted to the Named Executive Officers and outstanding as of the end of fiscal 2002.

Aggregated Option Exercises In Last Fiscal Year
And Fiscal Year-End Option Values

			Number of
			Securities	Value of
			Underlying	Unexercised
			Unexercised	In-the-Money
			Options at	Options at
			FY-End (#)	FY-End ($)
	Shares Acquired		Exercisable/	Exercisable/
Name	on Exercise (#)	Value Realized ($)	Unexercisable	Unexercisable
Sheldon G. Adelson	–	–	–	–
William P. Weidner	19,960	(1)	–	–
Bradley H. Stone	14,970	(1)	–	–
Robert G. Goldstein	9,980	(1)	–	–
David Friedman	4,990	(1)	–	–

(1)	The exercised price of the options ($271 per share) was greater than the fair market value of the Company’s common stock ($150 per share) at the time of exercise. As a result, no value was realized.

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

        The following table sets forth certain information as of March 31, 2003 with respect to the beneficial ownership of the common stock of LVSI by (i) each person who, to the knowledge of LVSI, beneficially owns more than 5% of its outstanding common stock, (ii) the directors of LVSI, (iii) all Named Executive Officers and (iv) all executive officers and directors of LVSI as a group.

			Percentage of
	Number of Shares		Outstanding
Beneficial Owner (1)	Beneficially Owned		Common Stock
Sheldon G. Adelson	950,100	(2)	95.0%
Robert F. List	-		-
William P. Weidner	19,960		2.0%
Bradley H. Stone	14,970		1.5%
Robert G. Goldstein	9,980		*
David Friedman	4,990		*
All executive officers and the directors
of the Company as a group	1,000,000	(2)	100%

*	Less than 1%

(1)	The address of each person named above is c/o the Company, 3355 Las Vegas Boulevard South, Room 1A, Las Vegas, NV 89109, other than Mr. List, whose address is 3993 Howard Hughes Parkway, Suite 850, Las Vegas, NV 89109.
(2)	This amount includes 1,000 shares that may be purchased from Sheldon G. Adelson upon exercise of options granted by the Principal Stockholder to one of the Company’s executive officers under the Plan. See “Item 11 – Executive Compensation Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan.”

        The shares of common stock held by the Named Executive Officers (other than the Principal Stockholder) have been pledged as collateral for loans made by the Principal Stockholder in connection with the exercise of options by such Named Executive Officers. See “Item 13 – Certain Relationships and Related Transactions – Stock Option Loans.”

        Stockholders' Agreement

        Upon the Named Optionees becoming stockholders of the Company, the Named Optionees, the Principal Stockholder and the Company entered into a Stockholders’ Agreement (the “Stockholders’ Agreement”). The Stockholders’ Agreement provides that no Named Optionee, nor any of their permitted transferees who has agreed to be bound by the terms and conditions of the Stockholders’ Agreement (together with the Named Optionees, the “Additional Stockholders”), will sell, assign, pledge, encumber or otherwise dispose of any shares of common stock of the Company, except in accordance with the provisions of the Stockholders’ Agreement. The parties also expect the Stockholders’ Agreement to provide the Additional Stockholders with certain tag-along rights, piggyback registration rights and preemptive rights.

Equity Participation Plan Information

        The following table gives information about LVSI’s stock option plan as of December 31, 2002.

Equity Compensation Plan Information

	(a)	(b)	(c)
			Number of securities
			available for future
	Number of securities to	Weighted average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans
approved by security holders	5,500	$ 271.00	19,600

Equity compensation plans not
approved by security holder	0	--	0

Total	5,500	$ 271.00	19,600

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Redeemable Preferred Interest

        Venetian currently has two members, the Company and Interface Group Holding Company, Inc. (“Interface Holding”), which owns all of the capital stock of Interface. LVSI is the managing member of Venetian and owns 100% of the common equity interest in Venetian. Interface Holding currently holds the Series B Preferred Interest the Series B preferred interest in Venetian (the “Series B Preferred Interest”). The rights of the Series B Preferred Interest are non-voting, not subject to mandatory redemption or redemption at the option of the holder and have a preferred return of 12%. Commencing on June 30, 2011, to the extent of the positive capital account of the holders of the Series B Preferred Interest, there must be a distribution on the Series B Preferred Interest. Until the indebtedness under the Senior Secured Credit Facility is repaid and cash payments are permitted under the restricted payment covenants under the Indenture relating to the Mortgage Notes, the preferred return on the Series B Preferred Interest will accrue but will not be paid in cash. Subject to the foregoing, distributions with respect to the preferred capital of the holders of the Series B Preferred Interest may, at the option of the Company, be made at any time.

Tranche B Take-Out Loan and Principal Stockholder’s $20.0 Million Guaranty of Tranche A Take-Out Loan

        The Principal Stockholder guaranteed, on an unsecured basis, $20.0 million of indebtedness under the $105.0 million Mall Tranche A Take-Out Loan. In addition, the sole lender under the $35.0 million Mall Tranche B Take-Out Loan was the Principal Stockholder.

        The Company incurred approximately $2.1 million of interest expense during 2002. Both the Mall Tranche A Take-Out Loan and the Mall Tranche B Take-Out Loan were repaid and terminated and the related guaranty was terminated in connection with the Refinancing Transactions.

Completion Guaranty

        The Principal Stockholder had extended a completion guaranty for the construction of the Casino Resort in November 1997. The Principal Stockholder guaranteed, subject to certain conditions and limitations, payment of Casino Resort construction costs in excess of available funds, up to a maximum of $25.0 million (plus interest accrued on the collateral for such guaranty, as described below), provided that the cap on liability under the guaranty did not apply with respect to excess construction costs attributable to scope changes. The Principal Stockholder’s obligations under the guaranty were collateralized by $25.0 million in cash and cash equivalents and the interest accrued thereon. On November 12, 1999, an advance of approximately $23.5 million was made under the guaranty and was being treated as a subordinated completion guaranty loan. The completion guaranty loan matured on November 16, 2005 and bore interest at a rate of 14 1/4% per annum. Although interest might have accrued on the completion guaranty loan, no cash payments with respect thereto could be made until senior indebtedness was repaid, except for payments made from certain construction-related recoveries, including any payments the Company receives from the construction manager or its subcontractors in connection with the litigation with them. Total interest expense accrued on the completion guarantee to the Principal Stockholder was approximately $1.9 million during 2002. As the completion guaranty was given for the benefit of the lenders of the Company’s indebtedness that was repaid in the Refinancing Transactions, the completion guaranty was terminated upon repayment of this indebtedness in the Refinancing Transactions and the remaining cash collateral was returned to the Principal Stockholder.

Phase II Subsidiary Bank Loan Guarantee

        During 2001, the Principal Stockholder guaranteed a $2.9 million bank loan made to architects of Lido Casino Resort, LLC to secure a trade payable owed to the architects by Lido Casino Resort, LLC. This guarantee was terminated upon repayment of the indebtedness in the Refinancing Transactions.

Cooperation Agreement

        The Company’s business plan calls for each of the Hotel, the Casino and Congress Center, the Mall and the Expo Center (and, potentially, the Phase II Resort), though separately owned, to be part of an integrally related project. In order to establish terms for the integrated operation of these facilities, Venetian (as owner of the Hotel and its, Casino and Congress Center), the New Mall Subsidiary, the Phase II Subsidiary and Interface are parties to the Cooperation Agreement. The Cooperation Agreement sets forth agreements among the parties regarding, among other things, encroachments, easements, operating standards, maintenance requirements, insurance requirements, casualty and condemnation, joint marketing, the sharing of certain facilities and costs relating thereto. The obligations set forth in the Cooperation Agreement “run with the land” and so bind the respective property owners and their successors.

        The Cooperation Agreement contains cross encroachment provisions which permit the Mall to encroach, to a limited extent, on other portions of the Casino Resort, and which will permit other portions of the Casino Resort to encroach, to a limited extent, on the Mall.

        The Cooperation Agreement also contains certain covenants respecting the operation of the Expo Center and the Casino Resort. Such covenants include, for example, (a) a covenant by Venetian to operate the Hotel and Casino continuously and to use the Hotel and the Casino exclusively in accordance with standards of first-class Las Vegas Boulevard-style hotels and casinos; (b) a covenant by the New Mall Subsidiary to operate and to use the Mall exclusively in accordance with standards of first-class retail and restaurant complexes; and (c) a covenant by Interface to operate and to use the Expo Center exclusively in accordance with standards of first-class convention, trade show and exposition centers. Additionally, with respect to the joint marketing of the Casino Resort and the Expo Center, the Cooperation Agreement provides that until December 31, 2010, Interface (upon request from the owner of the Hotel and Casino) will use commercially reasonable efforts to have the Hotel designated as the “headquarters hotel” for trade show and convention events at the Expo Center, and the owner of the Hotel and Casino will use commercially reasonable efforts to promote the use and occupancy of the Expo Center. It should be noted that trade show and convention promoters will be under no obligation to designate the Hotel as the “headquarters hotel” for their events.

        The Cooperation Agreement also requires each of: (a) the owners of each component of the Casino Resort; and (b) the owner of the Expo Center, to maintain certain minimum types and levels of insurance, including property damage, general liability and business interruption insurance. See “Item 1 – Business – Agreements Relating to the Casino Resort – Cooperation Agreement.”

Administrative Services Agreement

        Pursuant to a certain services agreement (the “Services Sharing Agreement”) among LVSI, certain of its subsidiaries and Interface Holding (collectively, the “Participants”), the Participants have agreed to share ratably in the costs of, and under certain circumstances provide to one another, shared services, including legal services, accounting services, insurance administration, benefits administration, and such other services as each party may request of the other. In addition, under the Services Sharing Agreement, the Participants have agreed to share ratably the costs of any shared office space. The Company utilizes a Gulfstream III aircraft, which is operated by an affiliate of the Principal Stockholder. The aircraft is used primarily for the benefit of the Company’s executive officers, including the Principal Stockholder. Charge-backs to the Company in connection with this use are based on the actual costs to operate the aircraft allocated in accordance with the purpose for which the aircraft is used. Total payments made by the Company to Interface and its affiliates pursuant to the Services Sharing Agreement were $3.7 million in 2002.

Temporary Lease

        On November 1, 1996, LVSI and Interface entered into a lease agreement whereby LVSI agreed to lease approximately 5,000 square feet in the Expo Center to be used as its temporary executive offices during the construction of the Casino Resort. Management believes that the lease agreement, which provides for monthly rent of $5,000 to be paid by LVSI to Interface, is at least as favorable as the Company could have obtained from an independent third party. The initial term of the lease agreement expired on November 1, 1998, but LVSI and Interface have extended this term for a period of 5 years and 8 months, subject to additional extension for two consecutive terms of 1 year each. Total payments made by LVSI to Interface pursuant to the lease agreement in 2002 totaled $60,000.

Audio Visual Services

        IGN provides audio visual services, telecommunications, electrical, janitorial and other related services to group customers of the Casino Resort. These services are provided pursuant to a contract that provides for an equal sharing of revenues after direct operating expenses. The Company received $2.6 million pursuant to this contract during 2002.

Possible Conflicts of Interest

        The common ultimate ownership of the Casino Resort, the Phase II Resort and the Expo Center may present potential conflicts of interest. For example, management may offer discounts and other incentives for visitors to stay at the Phase II Resort which might result in a competitive advantage of the Phase II Resort over the Casino Resort. In addition, management may choose to allocate certain business opportunities to the Phase II Resort rather than to the Casino Resort. Although common ownership of both the Casino Resort and the Phase II Resort often may result in economies, efficiencies and joint business opportunities for the two resorts in the aggregate, the Casino Resort may, in certain circumstances, bear the greater burden of the expenses that are shared by both resorts. In addition, inasmuch as there may be a common management for both the Casino Resort and the Phase II Resort, management’s time may be split between overseeing the operation of each resort, and management, in certain circumstances, may devote more time to its ownership and operations responsibilities of the Phase II Resort than those of the Casino Resort. Finally, because it is expected that the Company will lease and operate the casino for the Phase II Resort, potential conflicts may arise from the common operation of the Casino and the Phase II Resort casino, such as the allocation of management’s time. In order to share expenses and provide for efficient management and operations of the Casino Resort and Phase II Resort and shared facilities, Venetian and the Phase II Subsidiary entered into the Cooperation Agreement and may in the future enter into additional cost sharing and easement agreements.

        The common ultimate ownership, and management, of the Casino Resort and the Expo Center also may result in potential conflicts of interest. The Expo Center and the Congress Center are potential competitors in the business conference and meetings business. Under the Cooperation Agreement, Venetian has agreed that it will not conduct, or permit to be conducted at the Casino Resort, trade shows or expositions of the type generally held at the Expo Center. The Company will be able to conduct or permit to be conducted at the meeting and conference space that is a part of the Phase IA Addition, and at the Casino Resort, tradeshows and expositions of the type generally held at the Expo Center so long as such space is at most 125,000 square feet and the Company enters into a preferred reservation system agreement with Interface. Furthermore, marketing practices may be implemented that are intended to benefit the Expo Center and may have a detrimental effect on the Casino Resort.

Restaurant Leases

        The Principal Stockholder is a partner in four entities formed that operate restaurants in the Casino Resort. The terms and conditions of the leases granted by the Company for such restaurants are at amounts which management believes would be no less favorable than those negotiated with independent third parties. Valentino Las Vegas LLC and Night Market, LLC paid Venetian $1.0 million, and Postrio Las Vegas LLC and Carnevale Coffee Bar LLC paid the Mall Subsidiary $1.1 million, for the year ended December 31, 2002.

Phase II Land Lease

        On October 19, 2001, the Lido Casino Resort, LLC leased the land for the Phase II Resort to Venetian for five years at an annual rent of $8.0 million. Venetian incurred lease expense to Lido Casino Resort, LLC of $3.3 million in the first nine months of 2002 under this lease. The lease was terminated on June 4, 2002 and the accrued rent was forgiven. Prior to October 2001, Interface leased parking spaces on the Phase II Land from the Phase II Subsidiary for rent of $5,000 per month.

Phase IA Lease

        Lido Casino Resort, LLC as landlord, and Venetian, as tenant, entered into a lease pursuant to which Lido Casino Resort, LLC leased to Venetian a portion of the airspace above the Phase II Land for a nominal annual rent. The Company intends for the meeting space component of the Phase IA Addition to be located within this airspace. Venetian owns all improvements to be made within the portion of the building that will be constructed within this airspace during the term of the lease. The lease provides that, when and if such airspace becomes a separate legal and tax parcel, Lido Casino Resort, LLC will be obligated to transfer fee title in and to this parcel of airspace to Venetian, and the lease will terminate upon such transfer. The airspace became a separate legal parcel and fee title in and to this parcel of airspace was transferred to Venetian in August 2002 pursuant to the terms of the lease. The lease terminated as a result of such transfer.

Stock Option Loans

        In January 2002, the Principal Stockholder made loans to each of the other Named Executive Officers to enable them to exercise options that they had been granted to purchase common stock of the Company from the Principal Stockholder. Each loan is evidenced by a full recourse demand promissory note with interest at the short term annual applicable federal rate (as defined in Section 7872 of the Internal Revenue Code) determined to be a market rate at the date of issuance consistent with the financial profile of the borrower, to be adjusted each January, and compounding annually. Following termination of any of such Named Executive Officers’ employment with the Company under certain circumstances, the interest rate of the loan to that person may change to the Company’s weighted average cost of capital, if greater than the rate in effect at the time of such termination. Payments of a portion of accrued interest are due each year ten days following the filing of the individual’s income tax return. Payments on the outstanding principal are payable on demand or following a sale of shares by the Named Executive Officers in excess of 25% of his holdings. A loan will immediately be due upon an individual filing for bankruptcy or upon other similar actions. Each note is a full recourse loan and is collateralized by a pledge of the common stock issued to the Named Executive Officers. Other than in limited circumstances, the additional such Named Executive Officers may not dispose of his shares of common stock prior to repayment of his loan.

Preferred Reservation System Agreement

        The Company will enter into a preferred reservation system agreement with Interface that will govern the booking of exposition and tradeshows in the Phase IA Addition meeting space and in the Expo Center. The agreement will provide the Expo Center with the first opportunity or right of first refusal to book or host expositions and tradeshows prior to such expositions and tradeshows being offered to the Phase IA Addition meeting space.

Meeting Services Agreement

        The Company will enter into an agreement for Interface to provide audio-visual, telecommunications, electrical, janitorial and other related services to group customers of the Phase IA Addition meeting space. The agreement will provide for an equal sharing of revenues after deduction of all direct operating expenses.

ITEM 14.—CONTROLS AND PROCEDURES

Controls And Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and its Vice President-Finance (its principal financial officer), after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this annual report on Form 10-K (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective.

(b)	Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

        It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART IV

ITEM 15.—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	Documents filed as part of the report.

(1)	List of Financial Statements

Report of Independent Accountants
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Financial Statements

(2)	List of Financial Statement Schedules

Report of Independent Accountants
Schedule II - Valuation and Qualifying Accounts

(3)	List of Exhibits

Exhibit No.	Description of Document
3.1	Amended and Restated Articles of Incorporation of Las Vegas Sands, Inc. (incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

3.2	Amended and Restated By-laws of Las Vegas Sands, Inc. (incorporated by reference from Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.1	Indenture, dated as of June 4, 2002, by and among Las Vegas Sands, Inc. and Venetian Casino Resort, LLC, as issuers, Mall Intermediate Holding Company, LLC, Grand Canal Shops Mall Construction, LLC, Lido Intermediate Holding Company, LLC, Venetian Casino Resort Athens, LLC, Venetian Venture Development, LLC, Venetian Operating Company, LLC and Venetian Marketing, Inc. (as "Subsidiary Guarantors") and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.2	Registration Rights Agreement, dated as of June 4, 2002, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, the Subsidiary Guarantors named therein, Goldman, Sachs & Co. and Scotia Capital (USA) Inc. (incorporated by reference from Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3	Security Agreement, dated as of June 4, 2002, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, the Subsidiary Guarantors and The Bank of Nova Scotia, as Intercreditor Agent (incorporated by reference from Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.4	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of June 4, 2002, made by Venetian Casino Resort, LLC and Las Vegas Sands, Inc., jointly and severally as trustor, to First American Title Insurance Company, as trustee, for the Mortgage Note Indenture Trustee, as beneficiary (incorporated by reference from Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.5	Intercreditor Agreement, dated as of June 4, 2002, by and among The Bank of Nova Scotia, as Bank Agent and Intercreditor Agent, and U.S. Bank National Association, as Mortgage Notes Indenture Trustee (incorporated by reference from Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.6	Unsecured Indemnity Agreement, dated as of June 4, 2002, by and among Las Vegas Sands, Inc. and Venetian Casino Resort, LLC, to and for the benefit of U.S. Bank National Association, and the Indemnified Parties defined therein (incorporated by reference from Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

Exhibit No.	Description of Document
10.1	Bank Credit Agreement, dated as of June 4, 2002, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, the Subsidiary Guarantors, the lenders party thereto, Goldman Sachs Credit Partners, L.P., as joint lead arranger, joint bookrunner and syndication agent, and The Bank of Nova Scotia, as joint lead arranger, joint bookrunner and administrative agent (the "Bank Agreement") (incorporated by reference from Exhibit 99.1 to the Company's report on Form 8-K, dated as of June 18, 2002).

10.2	Deed of Trust, Assignment of Rents and Leases and Security Agreement, dated as of June 4, 2002, made by Venetian Casino Resort, LLC and Las Vegas Sands, Inc., jointly and severally as trustor, to First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia (as administrative agent), as beneficiary (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.3	Subsidiary Guaranty, dated as of June 4, 2002, by the Subsidiary Guarantors for the benefit of The Bank of Nova Scotia, as Administrative Agent (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.4	Disbursement Account Agreement, dated as of June 4, 2002, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC and The Bank of Nova Scotia, as secured party and securities intermediary (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.5	Environmental Indemnity Agreement, dated as of June 4, 2002, by and among Las Vegas Sands, Inc. and Venetian Casino Resort, LLC, to and for the benefit of The Bank of Nova Scotia, as Administrative Agent for itself and for the other lenders under the Bank Agreement (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.6	Loan Agreement, dated as of June 4, 2002, by and between Archon Financial, L.P., as lender, and Grand Canal Shops II, LLC (incorporated by reference from Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.7	Amendment No. 1 to Loan Agreement, dated June 28, 2002, by and between Goldman Sachs Mortgage Company (as successor in interest to Archon Financial, L.P.), as lender, and Grand Canal Shops II, LLC, as borrower (incorporated by reference from Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.8	Indemnity Agreement, dated as of August 25, 2000, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, Grand Canal Shops Mall Subsidiary, LLC, Grand Canal Shops Mall Construction, LLC, Grand Canal Shops Mall, LLC, Interface Group Holding Company, and American Insurance Companies (of which American Home Assurance Company is a member company) (incorporated by reference from Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.9	Energy Services Agreement, dated as of November 14, 1997, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.3 to the Company's Registration Statement on Form S-4 (File No. 333-42147)).

10.10	Energy Services Agreement Amendment No. 1, dated as of July 1, 1999, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.11	Energy Services Agreement, dated as of November 14, 1997, by and between Atlantic Pacific Las Vegas, LLC and Grand Canal Shops Mall Construction, LLC (incorporated by reference from Exhibit 10.4 to the Company's Registration Statement on Form S-4 (File No. 333-42147)).

10.12	Energy Services Agreement Amendment No. 1, dated as of July 1, 1999, by and between Atlantic Pacific Las Vegas, LLC and Grand Canal Shops Mall Construction, LLC (incorporated by reference from Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.13	Ground Lease, dated November 14, 1997, between Venetian Casino Resort, LLC and Atlantic Pacific Las Vegas, LLC (incorporated by reference from Exhibit 10.10 to the Company's Registration Statement on Form S-4 (File No. 333-42147)).

Exhibit No.	Description of Document
10.14	Construction Management Agreement, dated as of February 15, 1997, between Las Vegas Sands, Inc., as owner, and Lehrer McGovern Bovis, Inc (incorporated by reference from Exhibit 10.5 to the Company's Registration Statement on Form S-4 (File No. 333-42147)).

10.15	Assignment, Assumption and Amendment of Construction Management Agreement, dated as of November 14, 1997, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC and Lehrer McGovern Bovis, Inc. (incorporated by reference from Exhibit 10.6 to the Company's Registration Statement on Form S-4 (File No. 333-42147)).

10.16	Guaranteed Maximum Price Amendment to Construction Management Agreement, dated as of June 17, 1998 (effective September 9, 1998), between Lehrer McGovern Bovis, Inc. and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.17	Guaranty of Performance, dated as of August 19, 1997, by Peninsular and Steam Navigation Company in favor of Las Vegas Sands, Inc., as assigned by Las Vegas Sands, Inc. to Venetian Casino Resort, LLC by that certain Assignment, Assumption and Amendment of Contracts (incorporated by reference from Exhibit 10.24 to the Company's Registration Statement on Form S-4 (File No. 333-42147)).

10.18	Guaranty of Performance and Completion, dated as of August 19, 1997, by Bovis, Inc., in favor of Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.25 to the Company's Registration Statement on Form S-4 (File No. 333-42147)).

10.19	Management Agreement, dated as of July 24, 1997, by and between Grand Canal Shops Mall II, LLC and Forrest City Commercial Management (incorporated by reference from Exhibit 10.22 to the Company's Registration Statement on Form S-4 (File No. 333-42147)).

10.20	Primary Liquidated Damages Insurance Agreement, dated as of August 4, 1997, by and between the Construction Manager and C.J. Coleman Companies, Ltd. (incorporated by reference from Exhibit 10.23 to the Company's Registration Statement on Form S-4 (File No. 333-42147)).

10.21	Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of November 14, 1997, by and among Interface Group-Nevada, Inc., Grand Canal Shops Mall Construction, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.8 to the Company's Registration Statement on Form S-4 (File No. 333-42147)).

10.22	First Amendment to Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of December 20, 1999, by and among Interface Group-Nevada, Inc., Grand Canal Shops Mall Subsidiary, LLC, Lido Casino Resort, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.23	Second Amendment to Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of June 4, 2002, by and among Interface Group-Nevada, Inc., Grand Canal Shops II, LLC, Lido Casino Resort, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.24	Casino Lease, dated as of November 14, 1997, by and between Las Vegas Sands, Inc. and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.14 to the Company's Registration Statement on Form S-4 (File No. 333-42147)).

10.25	Amended and Restated Services Agreement, dated as of November 14, 1997, by and among LVSI, Venetian Casino Resort, LLC, Interface Group Holding Company, Inc., Interface Group-Nevada, Inc., Lido Casino Resort MM, Inc., Grand Canal Shops Mall MM Subsidiary, Inc. and certain subsidiaries of Venetian Casino Resort, LLC named therein (incorporated by reference from Exhibit 10.15 to the Company's Registration Statement on Form S-4 (File No. 333-42147)).

10.26	Construction Agency Agreement, dated as of November 14, 1997, by and between Venetian Casino Resort, LLC and Atlantic Pacific Las Vegas, LLC (incorporated by reference from Exhibit 10.21 to the Company's Registration Statement on Form S-4 (File No. 333-42147)).

10.27	Sands Resort Hotel and Casino Agreement, dated as of February 18, 1997, by and between Clark County and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.27 to the Company's Registration Statement on Form S-4 (File No. 333-42147)).

Exhibit No.	Description of Document
10.28	Amended and Restated Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan (the "Stock Option Plan") (incorporated by reference from Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.29	First Amendment to the Stock Option Plan, dated June 4, 2002 (incorporated by reference from Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.30	Assumption Agreement, dated as of January 2, 2002, by Sheldon G. Adelson with respect to the Stock Option Plan (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.31	Stockholders' Agreement, dated as of January 2, 2002, by and among Las Vegas Sands, Inc., Sheldon G. Adelson, William P. Weidner, Bradley H. Stone, Robert G. Goldstein and David Friedman (incorporated by reference from Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.32	Amended and Restated Employment Agreement, dated as of January 1, 2002, by and between Las Vegas Sands, Inc. and William P. Weidner (incorporated by reference from Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.33	Stock Option Agreement, dated as of January 2, 2002, by and among Las Vegas Sands, Inc., Sheldon G. Adelson and William P. Weidner (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.34	Amended and Restated Employment Agreement, dated as of January 1, 2002, by and between Las Vegas Sands, Inc. and Bradley H. Stone (incorporated by reference from Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.35	Stock Option Agreement, dated as of January 2, 2002, by and among Las Vegas Sands Inc., Sheldon G. Adelson and Bradley H. Stone (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.36	Amended and Restated Employment Agreement, dated as of January 1, 2002, by and between Las Vegas Sands, Inc. and Robert G. Goldstein (incorporated by reference from Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.37	Stock Option Agreement, dated as of January 2, 2002, by and among Las Vegas Sands Inc., Sheldon G. Adelson and Robert G. Goldstein (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.38	Stock Option Agreement, dated as of January 2, 2002, by and among Las Vegas Sands, Inc., Sheldon G. Adelson and David Friedman (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.39	Catastrophic Equity Protection Insurance Agreement, dated as of June 28, 2000, by and among American Home Assurance Company, Las Vegas Sands, Inc. and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.40	Concession Contract for Operating Casino Games of Chance or Games of Other Forms in the Macau Special Administrative Region, June 26, 2003, by and among the Macau Special Administrative Region and Galaxy Casino Company Limited. (1)

21.1	Subsidiaries of the registrant. (1)

24.1	Powers of Attorney (included on signature pages).

    (1)        Filed herewith.

Instruments defining the rights of holders of certain issues of long-term debt of Las Vegas Sands, Inc. and its consolidated subsidiaries and of any of its unconsolidated subsidiaries for which financial statements are required to be filed with this Form 10-K, have not been filed as exhibits to this Form 10-K because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of Las Vegas Sands, Inc. and its subsidiaries on a consolidated basis. Las Vegas Sands, Inc. agrees to furnish a copy of each of such instruments to the Commission upon request.

(b)	Reports on Form 8-K

On November 8, 2002, the Company filed a report on Form 8-K to announce the filing of certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS, INC. /s/ Sheldon G. Adelson —————————————— Sheldon G. Adelson Chairman of the Board and Chief Executive Officer

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

SIGNATURE	TITLE	DATE

/s/ Sheldon G. Adelson	Chairman of the Board, Chief	March 31, 2003
Sheldon G. Adelson	Executive Officer and Director

/s/ Robert F. List	Special Director	March 31, 2003
Robert F. List

/s/ Harry D. Miltenberger	Vice President–Finance (principal	March 31, 2003
Harry D. Miltenberger	financial and accounting officer)

CERTIFICATIONS

I, Sheldon G. Adelson, certify that:

1.	I have reviewed this annual report on Form 10-K of Las Vegas Sands, Inc. (the “Company”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Sheldon G. Adelson ——————————————— Name: Sheldon G. Adelson Title: Chief Executive Officer

CERTIFICATIONS

I, Harry D. Miltenberger, certify that:

1.	I have reviewed this annual report on Form 10-K of Las Vegas Sands, Inc. (the “Company”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Harry D. Miltenberger ——————————————— Name: Harry D. Miltenberger Title: Vice President-Finance (principal financial and accounting officer)

Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act

        During the last fiscal year, the Company did not provide an annual report to security holders or send a proxy statement or other soliciting material to its stockholders.