Form 10-Q
period 2003-03-31
LAS VEGAS SANDS INC
filed 2003-05-15
CIK 850994

UNITED STATES SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______________ to ________________

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
[X] Yes [   ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [   ]Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 15, 2003

Class	Outstanding at May 15, 2003
Common Stock, $.10 par value	1,000,000 shares

LAS VEGAS SANDS, INC.

Part I

FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheets
(Dollars in thousands)

	March 31,	December 31,
	2003	2002
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$109,360	$93,742
Restricted cash	30,051	21,880
Accounts receivable, net	50,352	53,312
Inventories	5,166	5,070
Prepaid expenses	4,410	5,004

Total current assets	199,339	179,008

Property and equipment, net	1,271,888	1,191,828
Deferred offering costs, net	36,865	38,015
Restricted cash	23,329	83,370
Other assets, net	25,457	24,460

	$1,556,878	$1,516,681

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13,771	$12,201
Construction payables	32,870	29,727
Construction payables-contested	7,232	7,232
Accrued interest payable	27,688	4,336
Other accrued liabilities	70,066	80,585
Current maturities of long-term debt	2,500	2,500

Total current liabilities	154,127	136,581

Other long-term liabilities	5,015	1,122
Long-term debt	1,215,625	1,216,250

	1,374,767	1,353,953

Redeemable Preferred Interest in Venetian Casino Resort, LLC, a wholly owned subsidiary	218,474	212,111

Stockholders' equity (deficit):
Common stock, $.10 par value, 3,000,000 shares authorized, 1,000,000 shares outstanding	100	100
Capital in excess of par value	140,760	140,760
Accumulated deficit since June 30, 1996	(177,223)	(190,243)

	(36,363)	(49,383)

	$1,556,878	$1,516,681

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS, INC.

Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2003	2002

Revenues:
Casino	$73,313	$50,473
Rooms	57,491	56,378
Food and beverage	20,068	21,879
Retail and other	17,797	16,761

	168,669	145,491
Less-promotional allowances	(10,004)	(9,058)

Net revenues	158,665	136,433

Operating expenses:
Casino	32,918	29,695
Rooms	14,527	13,034
Food and beverage	9,442	9,971
Retail and other	7,824	7,102
Provision for doubtful accounts	3,721	3,335
General and administrative	26,612	21,467
Corporate expense	2,601	1,909
Rental expense	2,543	1,654
Pre-opening and developmental expense	1,827	665
Depreciation and amortization	10,737	10,985

	112,752	99,817

Operating income	45,913	36,616

Other income (expense):
Interest income	446	181
Interest expense, net of amounts capitalized	(27,536)	(24,382)
Interest expense on indebtedness to Principal Stockholder	–	(2,334)
Other income (expense)	560	670

Income before preferred return	19,383	10,751

Preferred return on Redeemable Preferred Interest in Venetian Casino Resort, LLC	(6,363)	(5,663)

Net income	$13,020	$5,088

Basic earnings per share	$13.02	$5.09

Diluted earnings per share	$12.98	$5.09

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS, INC.

Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2003	2002

Cash flows from operating activities:
Net income	$13,020	$5,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,737	10,985
Amortization of debt offering costs and original issue discount	1,583	2,664
Non-cash preferred return on Redeemable Preferred Interest in Venetian	6,363	5,663
Loss on disposition of fixed asset	156	–
Provision for doubtful accounts	3,721	3,335
Changes in operating assets and liabilities:
Accounts receivable	(761)	(10,505)
Inventories	(96)	282
Prepaid expenses	594	(55)
Other assets	(997)	1,281
Accounts payable	1,570	(12,059)
Accrued interest payable	23,352	17,516
Other accrued liabilities	(6,626)	(2,921)

Net cash provided by operating activities	52,616	21,274

Cash flows from investing activities:
(Increase) decrease in restricted cash ($48.6 million for Phase IA)	51,870	2,211
Capital expenditures	(87,810)	(24,664)

Net cash used in investing activities	(35,940)	(22,453)

Cash flows from financing activities:
Repayments on senior secured credit facility-term B	(625)	–
Repayments on bank credit term facility	–	(382)
Repayments on bank credit facility-revolver	(58)	(15,000)
Proceeds from bank credit facility-revolver	58	5,000
Repayments on FF&E credit facility	–	(5,374)
Repayments on Phase II Subsidary credit facility	–	(2,500)
Payments of deferred offering costs	(433)	(136)

Net cash used in financing activities	(1,058)	(18,392)

Increase (decrease) in cash and cash equivalents	15,618	(19,571)
Cash and cash equivalents at beginning of period	93,742	54,936

Cash and cash equivalents at end of period	$109,360	$35,365

Supplemental disclosure of cash flow information:
Cash payments for interest	$3,914	$6,282

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS, INC.

Notes to Financial Statements

Note 1   Organization and Business of Company

        The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The year end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In addition, certain amounts in the 2002 financial statements have been reclassified to conform with the 2003 presentation. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation of the results for the interim period have been included. The interim results reflected in the unaudited financial statements are not necessarily indicative of expected results for the full year.

        Las Vegas Sands, Inc. (“LVSI”) is a Nevada corporation. On April 28, 1989, LVSI commenced gaming operations in Las Vegas, Nevada, by acquiring the Sands Hotel and Casino (the “Sands”). On June 30, 1996, LVSI closed the Sands and subsequently demolished the facility in order to construct a planned two-phase hotel-casino resort. The first phase of the hotel-casino resort (the “Casino Resort”) includes 3,036 suites, casino space approximating 116,000 square feet, approximately 500,000 square feet of convention space, and approximately 475,000 gross leasable square feet of retail shops and restaurants.

        The consolidated financial statements include the accounts of LVSI and its subsidiaries (the “Subsidiaries”), including Venetian Casino Resort, LLC (“Venetian”), Mall Intermediate Holding Company, LLC (“Mall Intermediate”), Grand Canal Shops Mall Subsidiary, LLC (the “Mall Subsidiary”), Grand Canal Shops II, LLC (the “Mall II Subsidiary”), Grand Canal Shops Mall MM Subsidiary, Inc., Grand Canal Shops Mall Construction, LLC (“Mall Construction”), Lido Intermediate Holding Company, LLC (“Lido Intermediate”), Lido Casino Resort Holding Company, LLC, Lido Casino Resort, LLC (the “Phase II Subsidiary”), Lido Casino Resort MM, Inc., Venetian Casino Resort Athens, LLC (“Venetian Athens”), Venetian Venture Development, LLC (“Venetian Venture”), Venetian Venture Development Intermediate Limited, Venetian Macau Management Limited, Venetian Macau Holdings Limited (“Venetian Macau”), Venetian Marketing, Inc. (“Venetian Marketing”), Venetian Far East Limited and Venetian Operating Company, LLC (“Venetian Operating”) (collectively, and including all other direct and indirect subsidiaries of LVSI, the “Company”). Each of LVSI and the Subsidiaries is a separate legal entity and the assets of each such entity are intended to be available only to the creditors of such entity.

        Venetian was formed on March 20, 1997 to own and operate certain portions of the Casino Resort. LVSI is the managing member and owns 100% of the common voting equity in Venetian. The entire preferred interest in Venetian is owned by Interface Group Holding Company, Inc. (“Interface Holding”), which is wholly-owned by LVSI’s principal stockholder (the “Principal Stockholder”).

        Various Subsidiaries are guarantors or co-obligors of certain indebtedness related to the Casino Resort. See Note 4 – Long-Term Debt.

        The Mall II Subsidiary is an indirect, wholly-owned subsidiary of LVSI and owns and operates the retail mall in the Casino Resort (the “Mall”). The Mall II Subsidiary was formed on May 31, 2002 and became a successor to the Mall Subsidiary in connection with the refinancing of the Mall’s indebtedness. See Note 4–Long-Term Debt.

        The Casino Resort is physically connected to the approximately 1.15 million square foot Sands Expo and Convention Center (the “Expo Center”). Interface Group-Nevada, Inc. (“IGN”), the owner of the Expo Center, is beneficially owned by the Principal Stockholder. Venetian, the Mall II Subsidiary and IGN transact business with each other and are parties to certain agreements.

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 2    Stockholders’ Equity and Per Share Data

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

        Basic and diluted income per share are calculated based upon the weighted average number of shares outstanding. In the first quarter of 2002, the Company completed a stock split whereby the number of shares of common stock outstanding was increased from 925,000 to 1,000,000. At the time of the stock split, the Principal Stockholder maintained 100% ownership of the Company’s common stock. All references to share and per share data herein have been adjusted retroactively to give effect to the increase in shares of common stock outstanding to 1,000,000.

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

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 2   Stockholders’ Equity and Per Share Data (Continued)

        Had the Company accounted for the plan under the fair value method allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	For the Three	For the Three
	Months Ended March	Months Ended March
	31, 2003	31, 2002

Net income, as reported	$13,020	$5,088
Deduct: Total stock-based employee compensation expense
determined under the minimum value method for all
award, net of related tax effects	--	(50)

Pro forma net income	$13,020	$5,038

Basic earnings per share, as reported	$13.02	$5.09

Basic earnings per share, pro-forma	$13.02	$5.04

Diluted earnings per share, as reported	$12.98	$5.09

Diluted earnings per share, pro-forma	$12.98	$5.04

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

Note 3   Property and Equipment

        Property and equipment consists of the following (in thousands):

	March 31	December 31,
	2003	2002

Land and land improvements	$113,495	$113,428
Building and improvements	893,345	888,688
Equipment, furniture, fixtures and leasehold improvements	143,245	142,004
Construction in progress	282,637	197,882

	1,432,722	1,342,002
Less: accumulated depreciation and amortization	(160,834)	(150,174)

	$1,271,888	$1,191,828

        During the three month period ended March 31, 2003 and March 31, 2002, the Company capitalized interest expense of $2.0 million and $0.3 million, respectively.

        As of March 31, 2003, construction in progress represented construction costs and project design for an approximately 1,000-room hotel tower on top of the Casino Resort’s existing parking garage, an approximately 1,000-parking space expansion to the parking garage and approximately 150,000 square feet of additional convention center space on the Phase II Land (collectively, the “Phase IA Addition”), design and shared facilities costs for the planned second phase of the Casino Resort, to be owned by the Phase II Subsidiary (the “Phase II Resort”), design, pre-development and construction costs for a casino in Macau, and on-going capital improvement projects at the Casino Resort.

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 4   Long-Term Debt

        Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2003	2002
Indebtedness of the Company and its Subsidiaries
other than the Mall II Subsidiary, the Mall Subsidiary
and the Phase II Subsidiary:

11% Mortgage Notes, due June 15, 2010	$850,000	$850,000
Senior Secured Credit Facility - Term B	248,125	248,750

Indebtedness of the Mall II Subsidiary:

Secured Mall Facility	120,000	120,000

Less: current maturities	(2,500)	(2,500)

Total long-term debt	$1,215,625	$1,216,250

        On June 4, 2002, the Company completed a series of refinancing transactions (collectively, the “Refinancing Transactions”) including: (1) the issuance of $850.0 million in aggregate principal amount of 11% mortgage notes due 2010 (the “Mortgage Notes”) in a private placement; (2) entering into a new senior secured credit facility (the “Senior Secured Credit Facility”) with a syndicate of lenders in an aggregate amount of $375.0 million; and (3) entering into a secured mall facility (the “Secured Mall Facility”) in an aggregate amount of $105.0 million, which was subsequently increased to $120.0 million on June 28, 2002. The Company used the proceeds of the Refinancing Transactions to repay, redeem or repurchase all of its previously outstanding indebtedness to finance the construction and development of the Phase IA Addition and to pay all fees and expenses associated with the Refinancing Transactions. In addition, the completion guarantee provided by the Principal Stockholder relating to the construction of the Casino Resort was terminated upon the consummation of the Refinancing Transactions and the remaining cash collateral was returned to the Principal Stockholder.

Mortgages Notes

        The Mortgage Notes bear interest at 11%, payable each June 15th and December 15th. The Mortgage Notes are secured by second priority liens on certain assets of the Company (the personal property and the real estate improvements that comprise the hotel, the casino, and the convention space, with certain exceptions). The Mortgage Notes are redeemable at the option of LVSI and Venetian at prices ranging from 100% to 105.5% commencing on or after June 15, 2006, as set forth in the Mortgage Notes and the indenture pursuant to which the Mortgage Notes were issued (the “Indenture”). Prior to June 15, 2006, LVSI and Venetian may redeem the Mortgage Notes at their principal amount plus an applicable make-whole premium. Upon a change of control (as defined in the Indenture), each Mortgage Note holder may require LVSI and Venetian to repurchase such Mortgage Notes at 101% of the principal amount thereof plus accrued interest and other amounts which are then due, if any. On or prior to June 15, 2005, the Company may redeem up to 35% of the Mortgage Notes with the net cash proceeds of one or more offerings of equity securities at a redemption price of 111% of the principal amount of the Mortgage Notes, plus accrued and unpaid interest. Upon an event of loss or certain asset sales, the Company may also be required to offer to purchase all or a portion of the Mortgage Notes with the proceeds of such event of loss or sale. The Mortgage Notes are not subject to a sinking fund requirement.

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 4   Long-Term Debt (Continued)

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

        The Term B Facility matures on June 4, 2008 and is subject to quarterly amortization payments in the amount of $625,000 from September 30, 2002 until September 30, 2007, followed by four equal quarterly amortization payments of $59.4 million until the maturity date. The Term A Facility is available from the closing date of the Senior Secured Credit Facility through the first anniversary of the closing date, subject to certain conditions. The Term A Facility matures on June 4, 2007 and is subject to quarterly amortization payments commencing on December 31, 2003 in the amount of $1,666,667 for three quarters, $2,500,000 for the succeeding four quarters, $3,750,000 for the next four quarters and $5,000,000 for the final four quarters. The Revolving Facility matures on June 4, 2007 and has no interim amortization. No amounts had been drawn under the Term A Facility or the Revolving Facility as of March 31, 2003. However, as described below, as loans are made under the Venetian Intermediate Credit Agreement (as defined below) and letters of credit are issued as a result, the amounts available for working capital loans under the Revolving Facility will decrease from the $75.0 million of current availability to $25.0 million.

        All amounts outstanding under the Senior Secured Credit Facility bear interest at the option of the Company at the prime rate plus 2% per annum, or at the reserve adjusted Eurodollar rate plus 3% per annum. After the Phase IA Addition is substantially complete, the applicable margin for amounts outstanding under the Term A Facility and the Revolving Facility will be determined by a grid based upon a leverage ratio. The leverage ratio will be calculated as the ratio of consolidated total debt as of the last day of each fiscal quarter to EBITDA (as defined in the Senior Secured Credit Facility) for the four-fiscal quarter period ending on such date. Commitment fees equal to 0.50% per annum of the daily average unused portion of the commitment under the Revolving Facility and 0.75% per annum of the daily average unused portion of the Term A Facility are payable quarterly in arrears. The average interest rate for the Senior Secured Credit Facility was 4.40% during the first quarter of 2003.

        The Senior Secured Credit Facility is secured by a first priority lien on certain assets of the Company (the personal property and the real estate improvements that comprise the hotel, the casino, and the convention space, with certain exceptions). The Senior Secured Credit Facility contains affirmative, negative and financial covenants including limitations on indebtedness, liens, investments, guarantees, restricted junior payments, mergers and acquisitions, sales of assets, leases, transactions with affiliates and scope-changes and modifications to material contracts. Additionally, the Company is required to comply with certain financial ratios and other financial covenants including total debt to EBITDA ratios, EBITDA to interest coverage ratios, minimum net worth covenants and maximum capital expenditure limitations. At March 31, 2003, the Company was in compliance with all required covenants and ratios under the Senior Secured Credit Facility.

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 4   Long-Term Debt (Continued)

Secured Mall Facility

        In June 2002, the Company also entered into an agreement (the “Secured Mall Facility”) with certain lenders to provide for a $105.0 million loan (subsequently increased to $120.0 million on June 28, 2002) to the Mall II Subsidiary. The initial $105.0 million of proceeds (net of financing costs) from the Secured Mall Facility, along with the proceeds of a $37.9 million capital contribution in Mall II Subsidiary by Venetian, were used to repay the Mall Take-out Financing and costs previously owed by the Mall Subsidiary. Upon the consummation of the Refinancing Transactions, the assets of the Mall were transferred to the Mall II Subsidiary, the borrower under the Secured Mall Facility. The additional $15.0 million of proceeds (net of financing costs) were distributed to Venetian and used for general corporate purposes. The indebtedness under the Secured Mall Facility is secured by a first priority lien on the assets that comprise the Mall (the “Mall Assets”). The average interest rate for the Secured Mall Facility was 3.23% during the first quarter of 2003.

        The amounts outstanding under the Secured Mall Facility bear interest at the adjusted one month Eurodollar rate plus 1.875% per annum. Interest is paid monthly and there is no scheduled principal amortization. The Secured Mall Facility is due in full on June 10, 2005 and provides for two one-year extensions at the option of the Company, subject to certain criteria. The Secured Mall Facility contains affirmative, negative and financial covenants including net operating income performance standards. Failure to meet these financial covenants in certain circumstances allows the lenders’ agent to control collection of rents, to approve operating budgets and provides for a cash sweep of excess cash flow to reduce amounts outstanding under the Secured Mall Facility.

        The Company is required to maintain an interest rate cap agreement to limit the impact of increases in interest rates on its floating rate debt derived from the Secured Mall Facility. To meet the requirements of the Secured Mall Facility, the Company entered into a cap agreement during June 2002 (the “Mall Cap Agreement”) that resulted in a premium payment to counterparties based upon notional principal amounts for a term equal to the term of the Secured Mall Facility. The provisions of the Mall Cap Agreement entitle the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rates stated in such agreement. There was no net effect on interest expense as a result of the Mall Cap Agreement for the three months ended March 31, 2003. If the Company had terminated the Mall Cap Agreement as of March 31, 2003, the Company would have received $0.1 million based on quoted market values from the various institutions holding the swaps. The notional amount of the Mall Cap Agreement (which expires on June 28, 2005) at March 31, 2003 was $120.0 million.

        Pursuant to the terms of the Secured Mall Facility, the Mall II Subsidiary is also required to maintain certain funds in escrow for debt service and property taxes. At March 31, 2003, $2.7 million was held by the lenders’ agent in escrow for these purposes. The amounts in escrow are classified as restricted cash in the accompanying financial statements.

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 4   Long-Term Debt (Continued)

        The Company entered into interest rate cap and floor agreements related to its previously outstanding bank credit facility (the “Bank Cap Agreement”) during 1998. The notional amount of the Bank Cap Agreement at March 31, 2003 was $37.6 million. The Bank Cap Agreement expires in June 2003, unless terminated earlier by the Company. The Bank Cap Agreement does not quality as a hedge for accounting purposes and the net effect of changes in its fair value resulted in an increase of interest expense of $0.6 million for the quarter ended March 31, 2003. If the Company had terminated the Bank Cap Agreement as of March 31, 2003, the Company would have had to pay a net amount of $0.3 million based on quoted market values from the various institutions holding the swaps. In accordance with Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company has recorded the fair value of its obligations under the Bank Cap Agreement in the accompanying financial statements and will continue to do so while the agreements are in effect.

Venetian Intermediate Credit Facility

        As further described in Note 6, the Company is currently constructing a casino in Macau (the “Macau Casino”) with an anticipated completion date of February 2004. On March 27, 2003, Venetian Venture Development Intermediate Limited (“Venetian Intermediate”), a subsidiary of the Company, entered into a credit agreement (“Venetian Intermediate Credit Agreement”) with a lender to provide $50.0 million of financing for the Macau Casino. Venetian Intermediate, a wholly-owned indirect subsidiary of Venetian, owns 100% of Venetian Macau. The obligations under the loans to be made under Venetian Intermediate Credit Agreement will be guaranteed by the Company and Venetian and supported by letters of credit to be issued under the Senior Secured Credit Facility in favor of the Venetian Intermediate Credit Agreement lenders. As these loans are made, the letters of credit will reduce the amounts available for working capital loans under the Revolving Facility on a dollar for dollar basis from the $75.0 million of current availability to $25.0 million. The amounts outstanding under the Venetian Intermediate Credit Facility bear interest at the base rate or the adjusted Eurodollar rate plus 0.5% per annum. Interest is payable on base rate loans on a monthly basis and is payable on Eurodollar loans at the end of the applicable interest period, and there is no scheduled principal amortization. The credit facility is due in full March 27, 2006. As of May 15, 2003, the credit facility remains undrawn.

Note 5   Redeemable Preferred Interest in Venetian Casino Resort, LLC

        During 1997, Interface Holding contributed $77.1 million in cash to Venetian in exchange for a Series A preferred interest (the “Series A Preferred Interest”) in Venetian. By its terms, the Series A Preferred Interest was convertible at any time into a Series B preferred interest in Venetian (the “Series B Preferred Interest”). In August 1998, the Series A Preferred Interest was converted into the Series B Preferred Interest. The rights of the Series B Preferred Interest include the accrual of a preferred return of 12% from the date of contribution in respect of the Series A Preferred Interest. Until the indebtedness under the Senior Secured Credit Facility is repaid and cash payments are permitted under the restricted payment covenants of the Indenture, the preferred return on the Series B Preferred Interest will accrue but will not be paid in cash. Commencing June 30, 2011, distributions must be made to the extent of the positive capital account of the holder. During the second and third quarters of 1999, Interface Holding contributed $37.3 million and $7.1 million, respectively, in cash in exchange for an additional Series B Preferred Interest. During the three month periods ended March 31, 2003 and March 31, 2002, $6.4 million and $5.7 million, respectively, were accrued on the Series B Preferred Interest related to the contributions made. Since 1997, no distributions of preferred interest or preferred return have been paid on the Series B Preferred Interest.

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 6   Commitments and Contingencies

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

Note 6   Commitments and Contingencies (Continued)

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

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 6   Commitments and Contingencies (Continued)

        The Company and the Construction Manager commenced a trial in state court in Clark County, Nevada to litigate certain of their respective claims in August 2002. Many of the remaining claims between the parties that are the subject of the state court action and the federal court action will be proceeding concurrently in independent arbitration hearings. The Company anticipates that closing arguments in the state court trial will be completed by May 16, 2003, with a jury verdict in that proceeding expected to follow shortly thereafter. It is not yet possible to determine the ultimate outcome or a range of loss or award in the state court proceeding. If any litigation or other lien proceedings concerning the claims of the Construction Manager or its subcontractors were decided adversely to the Company, such litigation or other lien proceedings could have a material adverse effect on the financial position, results of operations or cash flows of the Company, to the extent such litigation or lien proceedings are not covered by the Insurance Policy.

         Macau Casino Projects

        On June 26, 2002, the Government of the Macau Special Administrative Region of the People’s Republic of China (“Macau”) granted a provisional concession to operate casinos in Macau to Galaxy Casino Company Limited, a joint venture comprised of a subsidiary of the Company (the “Macau Subsidiary”) and a group of Macau and Hong Kong-based investors. During December 2002, the joint venture participants entered into concession, sub-concession, and related agreements. The sub-concession agreement with the joint venture participants provides that Venetian Macau (a wholly owned subsidiary of the Company) will develop and operate casino projects separate from its other joint venture partners.

        The Company intends to build two casino projects in Macau. One is the Macau Casino that Company commenced construction on during December 2002 and has an anticipated completion date of February 2004. In addition to the Macau Casino, the Company tentatively plans to build a 500-suite hotel, casino and convention center complex, with a Venetian-style theme similar to that of the Company’s Las Vegas property.

        Under the terms of Venetian Macau’s agreements with the government of Macau, Venetian Macau has certain financial obligations to the Government of Macau or is obligated to pay for certain costs of developing and constructing the Macau Casino and other projects in Macau. Venetian Macau is committed to invest 4.4 billion Macau patacas (approximately $529.1 million at exchange rates as of March 31, 2003) under its agreement with the government of Macau in various development projects until March 31, 2007. To support this obligation, Venetian Macau has caused a Macau bank to guarantee 300 million Macau patacas (approximately $36.1 million at exchange rates as of March 31, 2003) on its behalf and Lido Casino Resort Holding Company, LLC (an unrestricted subsidiary of the Company) has guaranteed 200 million Macau patacas (approximately $24.0 million at exchange rates as of March 31, 2003) of the legal and contractual liabilities of Venetian Macau to the Macau government until March 31, 2007.

        The Company expects to use cash received from the following sources to fund the various Macau projects:

•	borrowings by Venetian under the Revolving Facility;

•	additional debt or equity financings; and

•	operating cash flow (subject to certain limitations contained in the Company's debt instruments).

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 6   Commitments and Contingencies (Continued)

        The Company is currently constructing the Macau Casino. The Company currently estimates the total cost to complete the Macau Casino to be $225.9 million and expects completion to occur by February 2004. The cost of the Macau Casino will fulfill part of the Venetian Macau obligation to the Macau government described above. The Senior Secured Credit Facility and the Indenture relating to the Mortgage Notes limits the Company’s ability to make investments in its Macau subsidiaries. As of March 31, 2003, the Company has invested $35.1 million in its Macau subsidiaries and expects to invest an additional $4.9 million. Of this invested amount, $16.4 million remains on deposit in Venetian Macau bank accounts as of March 31, 2003. On March 27, 2003, Venetian Intermediate entered into the Venetian Intermediate Credit Agreement with a lender to provide $50.0 million of financing for the Macau Casino. Venetian Intermediate, a wholly-owned indirect subsidiary of Venetian, owns 100% of Venetian Macau. To raise the remaining funds necessary to complete the Macau Casino, Venetian Macau is currently negotiating to obtain $120.0 million in additional debt financing (“Proposed Venetian Macau Financing Agreement”), a $20.0 million working capital revolver (“Proposed Macau Revolver”) and FF&E financing (“Proposed Macau FF&E Facility”). The Company has not yet determined a date when the above proposed financings will close. The proceeds from the Venetian Intermediate Credit Agreement, the Proposed Venetian Macau Credit Agreement, the Proposed Macau Revolver, the Proposed Macau FF&E Facility and the direct investments of $40.0 million from Venetian will be used to fund the $225.9 million total anticipated cost of the Macau Casino. The Company cannot provide any assurance that financing will be available to the Company to complete the Macau Casino and fulfill its other obligations under its agreements with the Government of Macau, and, if available, that the financing will be on terms favorable to the Company.

        Through March 31, 2003, the Company had incurred pre-opening and developmental expenses of $7.7 million and construction costs of $10.8 million, in connection with the Macau Casino project.

      Internet Gaming

        The Company has also entered into a joint venture agreement to assess the feasibility of and develop an Internet gaming site. After recovery of each partner’s initial capital contribution, the Company will receive 50% to 80% of the net profit of the joint venture, based upon an increasing scale of net profit (if any). The joint venture provides that the agreement will be automatically terminated should the Company fail to obtain or maintain any required regulatory approvals or existing gaming licenses from Alderney, the Nevada gaming authorities or any other applicable jurisdiction prior to launching its operations or determine that any such approvals or licenses could be jeopardized. On March 27, 2003, a subsidiary of the Company received an interactive gaming license and an electronic betting center license from the Alderney Gambling Control Commission, but has not yet established any operations.

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

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 7   Summarized Financial Information

        Separate financial statements and other disclosures concerning each of Venetian and the Subsidiary Guarantors are not presented below because management believes that they are not material to investors. Summarized financial information of LVSI, Venetian, the Subsidiary Guarantors and the non-guarantor subsidiaries in a combined basis as of March 31, 2003 and December 31, 2002, and for the three month periods ended March 31, 2003 and March 31, 2002 is as follows (in thousands):

LAS VEGAS SANDS, INC.

Notes to Financial Statements (continued)

Note 7   Summarized Financial Information (continued)

CONDENSED BALANCE SHEETS
March 31, 2003

		Venetian	Other	Other Non-	Consolidating/
	Las Vegas	Casino Resort	Guarantor	Guarantor	Eliminating
	Sands, Inc.	LLC	Subsidiaries	Subsidiaries	Entries	Total

Cash and cash equivalents	$68,242	$9,621	$16,452	$15,045	$–	$109,360
Restricted cash	–	27,323	–	2,728	–	30,051
Intercompany receivable	–	13,470	–	2	(13,472)	–
Accounts receivable, net	36,445	12,951	–	956	–	50,352
Inventories	–	5,166	–	–	–	5,166
Prepaid expenses	781	3,209	–	420	–	4,410

Total current assets	105,468	71,740	16,452	19,151	(13,472)	199,339

Property and equipment, net	4,565	1,034,510	14,143	218,670	–	1,271,888
Investment in subsidiaries	975,566	148,026	–	–	(1,123,592)	–
Deferred offering costs, net	–	34,053	423	2,389	–	36,865
Restricted cash	–	23,329	–	–	–	23,329
Other assets, net	4,844	17,332	–	3,281	–	25,457

	$1,090,443	$1,328,990	$31,018	$243,491	$(1,137,064)	$1,556,878

Accounts payable	$1,494	$10,568	$659	$1,050	$–	$13,771
Construction payable	–	29,550	3,320	–	–	32,870
Construction payable-contested	–	7,232	–	–	–	7,232
Intercompany payables	11,763	–	–	1,709	(13,472)	–
Accrued interest payable	–	27,530	–	158	–	27,688
Other accrued liabilities	15,424	52,910	–	1,732	–	70,066
Current maturities of long-term debt (1)	2,500	2,500	–	–	(2,500)	2,500

Total current liabilities	31,181	130,290	3,979	4,649	(15,972)	154,127

Other long-term liabilities	–	1,043	–	3,972	–	5,015
Long-term debt (1)	1,095,625	1,095,625	–	120,000	(1,095,625)	1,215,625

	1,126,806	1,226,958	3,979	128,621	(1,111,597)	1,374,767

Redeemable Preferred Interest in Venetian	–	218,474	–	–	–	218,474

Stockholders' equity (deficit)	(36,363)	(116,442)	27,039	114,870	(25,467)	(36,363)

	$1,090,443	$1,328,990	$31,018	$243,491	$(1,137,064)	$1,556,878

(1)     As more fully described in Note 4 – Long-Term Debt, LVSI and Venetian are co-obligors of certain of the Company’s indebtedness. Accordingly, such indebtedness has been presented as an obligation of both entities in the above balance sheets.

LAS VEGAS SANDS, INC.

Notes to Financial Statements (continued)

Note 7   Summarized Financial Information (continued)

CONDENSED BALANCE SHEETS
December 31, 2002

		Venetian	Other	Other Non-	Consolidating/
	Las Vegas	Casino Resort	Guarantor	Guarantor	Eliminating
	Sands, Inc.	LLC	Subsidiaries	Subsidiaries	Entries	Total

Cash and cash equivalents	$46,746	$9,973	$25,771	$11,252	$–	$93,742
Restricted cash	–	19,936	–	1,944	–	21,880
Intercompany receivable	686	529	–	–	(1,215)	–
Accounts receivable, net	37,853	13,953	–	1,506	–	53,312
Inventories	–	5,070	–	–	–	5,070
Prepaid expenses	562	3,863	–	579	–	5,004

Total current assets	85,847	53,324	25,771	15,281	(1,215)	179,008

Property and equipment, net	4,722	967,442	4,821	214,843	–	1,191,828
Investment in subsidiaries	981,077	140,165	–	–	(1,121,242)	–
Deferred offering costs, net	–	35,351	–	2,664	–	38,015
Restricted cash	–	83,370	–	–	–	83,370
Other assets, net	4,115	17,195	–	3,150	–	24,460

	$1,075,761	$1,296,847	$30,592	$235,938	$(1,122,457)	$1,516,681

Accounts payable	$1,655	$9,804	$98	$644	$–	$12,201
Construction payable	–	27,332	2,395	–	–	29,727
Construction payable-contested	–	7,232	–	–	–	7,232
Intercompany payables	–	–	–	1,215	(1,215)	–
Accrued interest payable	–	4,156	–	180	–	4,336
Other accrued liabilities	24,739	54,182	–	1,664	–	80,585
Current maturities of long-term debt (1)	2,500	2,500	–	–	(2,500)	2,500

Total current liabilities	28,894	105,206	2,493	3,703	(3,715)	136,581

Other long-term liabilities	–	1,122	–	–	–	1,122
Long-term debt (1)	1,096,250	1,096,250	–	120,000	(1,096,250)	1,216,250

	1,125,144	1,202,578	2,493	123,703	(1,099,965)	1,353,953

Redeemable Preferred Interest in Venetian	–	212,111	–	–	–	212,111

Stockholders' equity (deficit)	(49,383)	(117,842)	28,099	112,235	(22,492)	(49,383)

	$1,075,761	$1,296,847	$30,592	$235,938	$(1,122,457)	$1,516,681

(1)     As more fully described in Note 4 Long-Term Debt, LVSI and Venetian are co-obligors of certain of the Company’s indebtedness. Accordingly, such indebtedness has been presented as an obligation of both entities in the above balance sheets.

LAS VEGAS SANDS, INC.

Notes to Financial Statements (continued)

Note 7   Summarized Financial Information (continued)

CONDENSED STATEMENT OF OPERATIONS
For the three months ended March 31, 2003

		Venetian	Other	Other Non-	Consolidating/
	Las Vegas	Casino Resort	Guarantor	Guarantor	Eliminating
	Sands, Inc.	LLC	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$73,313	$–	$–	$–	$–	$73,313
Rooms	–	57,491	–	–	–	57,491
Food and beverage	–	20,068	–	–	–	20,068
Casino rental revenues from LVSI	–	10,632	–	–	(10,632)	–
Retail and other	(107)	8,376	–	9,814	(286)	17,797

Total revenues	73,206	96,567	–	9,814	(10,918)	168,669
Less promotional allowances	–	(1,037)	–	–	(8,967)	(10,004)

Net revenues	73,206	95,530	–	9,814	(19,885)	158,665

Operating expenses:
Casino	48,874	–	–	–	(15,956)	32,918
Rooms	–	15,992	–	–	(1,465)	14,527
Food and beverage	–	11,513	–	–	(2,071)	9,442
Retail and other	–	4,444	–	3,629	(249)	7,824
Provision for doubtful accounts	3,421	300	–	–	–	3,721
General and administrative	1,059	25,165	–	532	(144)	26,612
Corporate expense	1,338	1,263	–	–	–	2,601
Rental expense	188	1,709	–	646	–	2,543
Pre-opening and developmental expense	–	–	1,827	–	–	1,827
Depreciation and amortization	444	9,078	–	1,215	–	10,737

	55,324	69,464	1,827	6,022	(19,885)	112,752

Operating income (loss)	17,882	26,066	(1,827)	3,792	–	45,913

Other income (expense):
Interest income	76	270	67	33	–	446
Interest expense, net of amounts capitalized	(52)	(26,244)	–	(1,240)	–	(27,536)
Other income (expense)	–	580	–	(20)	–	560
Income from equity investment in Grand Canal Shops II	77	2,488	–	–	(2,565)	–
Income (loss) from equity investment in VCR and subsidiaries	1,400	(1,760)	–	–	360	–

Income (loss) before preferred return	19,383	1,400	(1,760)	2,565	(2,205)	19,383

Preferred return on Redeemable Preferred
Interest in Venetian Casino Resort, LLC	(6,363)	–	–	–	–	(6,363)

Net income (loss)	$13,020	$1,400	$(1,760)	$2,565	$(2,205)	$13,020

LAS VEGAS SANDS, INC.

Notes to Financial Statements (continued)

Note 7   Summarized Financial Information (continued)

CONDENSED STATEMENT OF OPERATIONS
For the three months ended March 31, 2002

		Venetian	Other	Other Non-	Consolidating/
	Las Vegas	Casino Resort	Guarantor	Guarantor	Eliminating
	Sands, Inc.	LLC	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$50,473	$–	$–	$–	$–	$50,473
Rooms	–	56,378	–	–	–	56,378
Food and beverage	–	21,879	–	–	–	21,879
Casino rental revenue from LVSI	–	11,563	–	–	(11,563)	–
Retail and other	150	8,348	–	10,594	(2,331)	16,761

Total revenue	50,623	98,168	–	10,594	(13,894)	145,491
Less promotional allowances	–	(750)	–	–	(8,308)	(9,058)

Net revenues	50,623	97,418	–	10,594	(22,202)	136,433

Operating expenses:
Casino	46,245	–	–	–	(16,550)	29,695
Rooms	–	14,199	–	–	(1,165)	13,034
Food and beverage	–	11,986	–	–	(2,015)	9,971
Retail and other	–	4,321	–	3,109	(328)	7,102
Provision for doubtful accounts	2,285	1,050	–	–	–	3,335
General and administrative	748	20,496	–	367	(144)	21,467
Corporate expense	999	910	–	–	–	1,909
Rental expense	212	2,954	–	488	(2,000)	1,654
Pre-opening and developmental expense	–	665	–	–	–	665
Depreciation and amortization	–	9,811	–	1,174	–	10,985

	50,489	66,392	–	5,138	(22,202)	99,817

Operating income	134	31,026	–	5,456	–	36,616

Other income (expense):
Interest income	116	48	–	17	–	181
Interest expense, net of amounts capitalized	–	(22,110)	–	(2,272)	–	(24,382)
Interest expense on indebtedness to Principal Stockholder	–	(1,109)	–	(1,225)	–	(2,334)
Other expense	–	670	–	–	–	670
Income from equity investment in Grand Canal Shops II	10	312	–	–	(322)	–
Income from equity investment in VCR and subsidiaries	10,491	1,654	–	–	(12,145)	–

Income before preferred return	10,751	10,491	–	1,976	(12,467)	10,751

Preferred return on Redeemable Preferred
Interest in Venetian Casino Resort, LLC	(5,663)	–	–	–	–	(5,663)

Net income	$5,088	$10,491	$–	$1,976	$(12,467)	$5,088

LAS VEGAS SANDS, INC.

Notes to Financial Statements (continued)

Note 7   Summarized Financial Information (continued)

CONDENSED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2003

		Venetian	Other	Other Non-	Consolidating/
	Las Vegas	Casino Resort	Guarantor	Guarantor	Eliminating
	Sands, Inc.	LLC	Subsidiaries	Subsidiaries	Entries	Total

Net cash provided by (used in) operating activities	$9,334	$35,422	$(1,197)	$9,057	$–	$52,616

Cash flows from investing activities:
(Increase) decrease in restricted cash ($48.6 million for Phase 1A construction)	–	52,654	–	(784)	–	51,870
Capital expenditures	(287)	(74,084)	(8,397)	(5,042)	–	(87,810)
Capital contributions to subsidiaries	–	(770)	–	–	770	–

Net cash used in investing activities	(287)	(22,200)	(8,397)	(5,826)	770	(35,940)

Cash flows from financing activities:
Capital contribution from Venetian Casino Resort LLC	–	–	700	70	(770)	–
Repayments on senior secured credit facility-term B	–	(625)	–	–	–	(625)
Repayments on bank credit facility-revolver	–	(58)	–	–	–	(58)
Proceeds from bank credit facility-revolver	–	58	–	–	–	58
Payments of deferred offering costs	–	(8)	(425)	–	–	(433)
Net change in intercompany accounts	12,449	(12,941)	–	492	–	–

Net cash provided by (used in) financing activities	12,449	(13,574)	275	562	(770)	(1,058)

Increase (decrease) in cash and cash equivalents	21,496	(352)	(9,319)	3,793	–	15,618
Cash and cash equivalents at beginning of period	46,746	9,973	25,771	11,252	–	93,742

Cash and cash equivalents at end of period	$68,242	$9,621	$16,452	$15,045	$–	$109,360

LAS VEGAS SANDS, INC.

Notes to Financial Statements (continued)

Note 7   Summarized Financial Information (continued)

CONDENSED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2002

		Venetian	Other	Other Non-	Consolidating/
	Las Vegas	Casino Resort	Guarantor	Guarantor	Eliminating
	Sands, Inc.	LLC	Subsidiaries	Subsidiaries	Entries	Total

Net cash provided by operating activities	$3,100	$13,973	$–	$4,201	$–	$21,274

Cash flows from investing activities:
Increase in restricted cash	–	1,528	–	683	–	2,211
Capital expenditures	–	(23,629)	–	(1,035)	–	(24,664)

Net cash used in investing activities	–	(22,101)	–	(352)	–	(22,453)

Cash flows from financing activities:
Dividend from Grand Canal Shops Mall Subsidiary, LLC	7,000	–	–	(7,000)	–	–
Capital contribution to Venetian Casino Resort, LLC	(7,000)	7,000	–	–	–	–
Repayments on bank credit term facility	–	(382)	–	–	–	(382)
Repayments on bank credit facility-revolver	–	(15,000)	–	–	–	(15,000)
Proceeds from bank credit facility-revolver	–	5,000	–	–	–	5,000
Repayments on FF&E credit facility	–	(5,374)	–	–	–	(5,374)
Repayments on Phase II Subidiary credit facility	–	–	–	(2,500)	–	(2,500)
Payments of deferred offering costs	–	(136)	–	–	–	(136)
Net change in intercompany accounts	(14,929)	16,239	–	(1,310)	–	–

Net cash provided by (used in) financing activities	(14,929)	7,347	–	(10,810)	–	(18,392)

Decrease in cash and cash equivalents	(11,829)	(781)	–	(6,961)	–	(19,571)
Cash and cash equivalents at beginning of period	37,367	7,806	8	9,755	–	54,936

Cash and cash equivalents at end of period	$25,538	$7,025	$8	$2,794	$–	$35,365

LAS VEGAS SANDS, INC.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto and other financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. See “–Special Note Regarding Forward-Looking Statements.”

General

        The Company owns and operates the Venetian Casino Resort (the “Casino Resort”), a large-scale Renaissance Venice-themed hotel, casino, retail, meeting and entertainment complex in Las Vegas, Nevada. The Casino Resort includes the only all-suites hotel on the Las Vegas Strip with 3,036 suites; a gaming facility of approximately 116,000 square feet; an enclosed retail, dining and entertainment complex of approximately 446,000 gross leasable square feet; and a meeting and conference facility of approximately 500,000 square feet of convention space. The Company is party to litigation matters and claims related to its operations and construction of the Casino Resort that could have a material adverse effect on the financial position, results of operations or cash flows of the Company to the extent such litigation is not covered by the insurance policy (the “Insurance Policy”) for loss coverage in connection with all litigation relating to the construction of the Casino Resort (the “Construction Litigation”). See “Part II — Item 1 – Legal Proceedings.”

        During the first two quarters of 2002, the Company’s operating results were negatively impacted by a decline in tourism following the terrorist attacks of September 11, 2001 and an economic downturn. Despite the decline in tourism and economic downturn early in 2002, several of the Company’s financial indicators improved in the last two quarters of 2002 and the first quarter of 2003 due in large part to: (1) forward hotel room and meeting space bookings from conventions and trade shows at the Casino Resort; (2) increased room occupancies; (3) a recurring revenue stream from the retail mall in the Casino Resort (the “Mall”); and (4) successful cost-cutting initiatives. Although the Company expects its results to continue to compare favorably with fiscal 2002, the extent to which decreased tourism and an economic downturn will directly or indirectly impact operating results in the future cannot be predicted, nor can the Company predict the extent to which future security alerts and/or additional terrorist attacks may impact operations. In particular, the extension of U.S. involvement with Iraq could have a material adverse impact on the Company’s business if it disrupts domestic and international air travel to Las Vegas. Also, the Company relies on the Asian market for a significant portion of its table games casino business. The recent outbreak of SARS illness in Asia could result in a decline in travel from Asian cities. A significant, extended reduction in travel from Asia could have a material adverse impact on the Company’s business.

        On June 4, 2002, the Company completed a series of refinancing transactions (collectively, the “Refinancing Transactions”) including: (1) the issuance of $850.0 million in aggregate principal amount of 11% mortgage notes due 2010 (the “Mortgage Notes”) in a private placement; (2) entering into a new senior secured credit facility (the “Senior Secured Credit Facility”) with a syndicate of lenders in an aggregate amount of $375.0 million; and (3) entering into a secured mall facility (the “Secured Mall Facility”) in an aggregate amount of $105.0 million, which was subsequently increased to $120.0 million on June 28, 2002, and used the proceeds to repay, redeem or repurchase all of its previously outstanding indebtedness, to finance the construction and development of the extension to the Casino Resort to add an approximately 1,000-room hotel tower on top of the Casino Resort’s existing parking garage, an approximately 1,000-parking space expansion to the existing parking garage and approximately 150,000 square feet of additional meeting and conference space (the “Phase IA Addition”) and to pay all fees and expenses associated with the Refinancing Transactions. See “–Liquidity and Capital Resources Refinancing Transactions.”

LAS VEGAS SANDS, INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        During June 2002, the Company re-commenced construction of the Phase IA Addition. Due to the travel disruption to Las Vegas during the fourth quarter of 2001, the Company decided to suspend construction of the Phase IA Addition at that time. The Company currently anticipates that the Phase IA Addition construction will be completed and the new facilities will be open for business in June 2003 with a remaining cost to complete of approximately $80.1 million plus $8.9 million to expand the Casino Resort’s heating, ventilation and air conditioning facility (the “HVAC Plant Expansion”) to accommodate the Phase IA Addition, as of March 31, 2003. Due to the inherent risks in large construction projects, however, there can be no assurance that the Phase IA Addition or the HVAC Plant Expansion will be constructed without any substantial delays or cost increases.

        On June 26, 2002, the Company announced that a joint venture comprised of a wholly owned subsidiary of the Company (“Venetian Macau”) and a group of Macau and Hong Kong-based investors had entered into a final concession contract with the Government of the Macau Special Administrative Region of the People’s Republic of China to operate casinos in Macau. Venetian Macau entered into the final terms of a joint venture, sub-concession, and management agreements in the fourth quarter of 2002. The final terms of the joint venture and sub-concession agreements include financial obligations to the Government of Macau. The Company commenced construction of a casino in Macau (the “Macau Casino”) during December 2002. The Company currently anticipates that the Macau Casino construction will be completed and open for business in February 2004 with a total estimated cost to complete of $225.9 million. Through March 31, 2003, the Company had incurred pre-developmental expenses of $7.7 million and Macau Casino capital expenditure costs of $10.8 million in connection with the Macau project. See “–Liquidity and Capital Resources — Macau Joint Venture”.

        The Company has also entered into a joint venture agreement to assess the feasibility of and develop an Internet gaming site. The Company received an interactive gaming license and an electronic betting center license from the Alderney Gambling Control Commission during March 2003, but has not yet established any operations. Through March 31, 2003, the Company has contributed $1.0 million to the joint venture. After recovery of each partner’s initial capital contribution, the Company will receive 50% to 80% of the net profit of the joint venture, based upon an increasing scale of net profit (if any). The joint venture provides that the agreement will be automatically terminated should the Company fail to obtain any additional required regulatory approvals from the government of Alderney, the Nevada gaming authorities, or any other applicable jurisdiction prior to launching its operations.

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

        The Company believes that the following critical accounting policies affect significant judgments and estimates used in the preparation of its consolidated financial statements:

LAS VEGAS SANDS, INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic conditions. If the financial condition of customers were to deteriorate, or if a customer refuses to pay or disputes any such payment, additional allowances may be required.

•	The Company maintains accruals for health and workers compensation self-insurance, slot club point redemption and group sales commissions, which are classified in other accrued liabilities in the consolidated balance sheets. Management determines the adequacy of these accruals by periodically evaluating the historical experience and projected trends related to these accruals. If such information indicates that the accruals are overstated or understated, or if business conditions indicate the Company should adjust the assumptions utilized in the methodologies, the Company will reduce or provide for additional accruals as appropriate.

•	The Company is subject to various claims and legal actions, including lawsuits with Lehrer McGovern Bovis, Inc. (the “Construction Manager”) for the original construction of the Casino Resort. Some of these matters relate to personal injuries to customers and damage to customers’ personal assets. Management has established no accrual for any gain or loss in connection with the Construction litigation. Management estimates guest claims expense and accrues for such liabilities based upon historical experience in the other accrued liability category in its consolidated balance sheet.

•	The Company depreciates property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategy. Future events, such as property expansions, property developments, new competition, new regulations, could result in a change in the manner in which the Company are using certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment if events and circumstance warrant such an assessment, the Company must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change, the Company may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Operating Results

         Three Months Ended March 31, 2003 compared to Three Months Ended March 31, 2002

         Operating Revenues

        Consolidated net revenues for the first quarter of 2003 were $158.7 million, representing an increase of $22.3 million when compared with $136.4 million of consolidated net revenues during the first quarter of 2002. The increase in net revenues was due primarily to an increase of casino and hotel revenues partially offset by a decline in food and beverage revenue at the Casino Resort. This favorable comparison of net revenues for the first quarter of 2003 with net revenues for the 2002 first quarter is partially the result of the decline in visitation to Las Vegas in the first quarter of 2002 after the September 11, 2001 terrorist attacks, and an improved casino win percentage during 2003.

        The Casino Resort’s casino revenues were $73.3 million in the first quarter of 2003, an increase of $22.8 million when compared to $50.5 million of casino revenues during the first quarter of 2002. The increase was attributable to an increase in table games win percentage during the first quarter of 2003 as compared to the table games win percentage in the first quarter of 2002, and an increase in table games drop (volume) to $220.8 million in the first quarter of 2003 from $217.5 million during the first quarter of 2002. Casino win percentage is relatively predicable over long periods of time, but can fluctuate significantly over shorter periods, such as between fiscal quarters.

LAS VEGAS SANDS, INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        The Casino Resort achieved room revenues of $57.5 million during the first quarter of 2003, as compared to $56.4 million during the first quarter of 2002. The increase in hotel revenues was the result of an increase in average daily room rates, partially offset by a decline in occupancy. The Casino Resort’s average daily room rate was $217 in the first quarter of 2003, as compared to $211 during the first quarter of 2002. The occupancy of available guestrooms was 97.4% during the first quarter of 2003, as compared to 98.0% during the first quarter of 2002. Revenue per available room (REVPAR) was $211 in the first quarter of 2003, as compared to $207 during the first quarter of 2002.

        Food and beverage, retail and other revenues were $37.9 million during the first quarter of 2003, as compared to $38.6 million during the first quarter of 2002. The decrease was primarily attributable to a decrease in banquet revenue associated with lower hotel occupancy.

Operating Expenses

        Consolidated operating expenses were $112.8 million in the first quarter of 2003, as compared with $99.8 million during the first quarter of 2002. The increase was primarily attributable to an increase in general and administrative costs, and casino marketing and incentive costs and casino payroll costs. The Company renewed its casualty and liability insurance coverage during April 2002 and incurred a substantial increase in premium cost. In addition, effective June 4, 2002, the Company was required by certain lenders in the Refinancing Transactions to obtain terrorism insurance coverage. The additional insurance premium costs are estimated to be $2.7 million per year. Corporate expenses totaled $2.6 million during the first quarter of 2003, as compared to $1.9 million during the first quarter of 2002. The increase in corporate expenses was the result of the adoption of an executive bonus program.

        Casino expenses were $32.9 million in the first quarter of 2003, as compared to $29.7 million during the first quarter of 2002. The increase was primarily attributable to an increase in casino marketing due to additional casino revenue during the first quarter of 2003.

        General and Administrative expenses were $26.6 million in the first quarter of 2003, as compared to $21.5 million in the same period of 2002. The increase was primarily attributable to increased insurance, legal, security, utilities, and property operations payroll costs.

        Food and beverage, retail and other expenses during the first quarter of 2003 were $17.3 million as compared to $17.1 million during the first quarter of 2002.

        During the three months ended March 31, 2003, the Company incurred $1.8 million of pre-development expenses for the Macau Casino project.

        Rental expenses, primarily related to the Casino Resort’s heating, ventilation and air conditioning plant and rental gaming devices, were $2.5 million for the first quarter of 2003, as compared to $1.7 million in the first quarter of 2002. The increase was primarily attributable to additional operating and utility costs of the HVAC Plant.

Interest Income (Expense)

        Interest expense was $27.5 million in the first quarter of 2003, as compared to $26.7 million in the same period of 2002. Of the $27.5 million incurred during the first quarter of 2003, $26.3 million was related to the Casino Resort (excluding the Mall) and $1.2 million was related to the Mall. The increase in interest expense was attributable to additional borrowings from the Refinancing Transactions, offset by decreases in the average interest rates of outstanding debt and the capitalization of interest expense in connection with construction of the Phase IA Addition.

LAS VEGAS SANDS, INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        Interest income for the quarter ended March 31, 2003 was $0.4 million, as compared to $0.2 million in the same period of 2002. The Company had other income of $0.6 million during the quarter ended March 31, 2003 resulting from a change in the market value of the interest rate cap and floor agreements related to the Company’s previously outstanding bank credit facility (the “Bank Cap Agreement”).

Other Factors Affecting Earnings

        Depreciation expense for the three months ended March 31, 2003 was $10.7 million, as compared to $11.0 million in the three months ended March 31, 2002.

        During the three months ended March 31, 2003 and March 31, 2002, $6.4 million and $5.7 million, respectively, were accrued on the Series B preferred interest in Venetian (the “Series B Preferred Interest”) related to the contributions made.

        During the three months ended March 31, 2003, the Company incurred $1.8 million, of pre-development expenses for the Macau Casino project.

        During early 2000, the Company modified its business strategy as it relates to premium casino customers and marketing to foreign premium casino customers. The Company has generally raised its betting limits for table games to be competitive with other premium resorts on the casino-populated area of Las Vegas Boulevard (the “Strip”). There are additional risks associated with this change in strategy, including risk of bad debts, risks to profitability margins in a highly competitive market and the need for additional working capital to accommodate possible higher levels of trade receivables and foreign currency fluctuations associated with collection of trade receivables in other countries. The Company has opened domestic and foreign marketing offices as well as bank collection accounts in several foreign countries to accommodate this change in business strategy, thereby increasing marketing costs. The Company continually evaluates its costs associated with marketing to the various segments of the premium casino customer market and has recently increased selectivity of casino customers to reduce variable marketing and incentive costs.

Liquidity and Capital Resources

         Cash Flow and Capital Expenditures

        Net cash provided by operating activities for the quarter ended March 31, 2003 was $52.6 million. The Company’s operating cash flow in 2003 was positively impacted as compared to the prior years first quarter primarily because of the $9.3 million increase in operating income and a $3.0 million decrease of accounts receivable, offset by a net decrease in accounts payable and accrued liabilities.

        Capital expenditures during the quarter ended March 31, 2003 were $87.8 million, of which $68.6 million was attributable to construction of the Phase IA Addition and $8.4 million was attributable to the Macau Casino project with the balance having been incurred for maintenance type capital expenditures at the Casino Resort. The Company expects capital expenditures in 2003 to total approximately $347.9 million including Macau Casino construction cost of $160.0 million, Phase IA construction cost of $149.0 million, HVAC Plant Expansion cost of $8.9 million and $30.0 million for maintenance type capital expenditures at the Casino Resort.

LAS VEGAS SANDS, INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        As of March 31, 2003 and December 31, 2002, the Company held unrestricted cash and cash equivalents of $109.4 million and $93.7 million, respectively. The Company also held restricted cash balances of $53.4 million as of March 31, 2003. Of this amount, $48.6 million was held in restricted accounts and invested in cash or permitted investments by a disbursement agent for the Senior Secured Credit Facility lenders until required for Phase IA Addition project costs under the disbursement terms of the Senior Secured Credit Facility. The Company estimated that the cost to complete the Phase IA Addition as of March 31, 2003 was $96.2 million. In addition to the cash in the disbursement account, the Senior Secured Credit Facility’s senior secured delayed draw facility (the “Term A Facility”) provides for a delayed draw term loan of $50.0 million which the Company expects to draw upon in full by June 4, 2003 to pay Phase IA Addition project costs. The Company currently anticipates that the funds in the disbursement account and the delayed draw facility will be sufficient to pay for all of the remaining costs of the Phase IA Addition (excluding the HVAC Plant expansion). In addition, the Company will spend $8.9 million to pay for the HVAC Plant Expansion. The Company expects that the HVAC Plant Expansion will be funded by either a new $15 million furniture, fixtures and equipment debt facility or by operating cash flow. The Company expects completion to occur by June 2003.

         Aggregate Indebtedness and Other Fixed Payment Obligations

        The Company’s total long-term indebtedness and its fixed payment obligations to Sempra Energy Solutions (the “HVAC Provider”), the provider of heating and air conditioning to the Casino Resort and the approximately 1.15 million square foot Sands Expo and Convention Center (the “Expo Center”) that the Casino Resort is physically connected to, are summarized below for the twelve month periods ended March 31:

	2003	2004	2005	2006	2007	Thereafter	Total

	(Dollars in Thousands)

Long -Term Indebtedness
Mortgage Notes	$–	$–	$–	$–	$–	$850,000	$850,000
Senior Secured Credit Facility (1)	2,500	2,500	2,500	2,500	120,000	118,125	248,125
Secured Mall Facility (2)	–	–	120,000	–	–	–	120,000

Fixed Payment Obligations
HVAC Provider(3)	7,657	7,657	7,657	7,657	7,657	9,571	47,856
Former Tenant(4)	400	400	400	400	400	8,800	10,800

Total indebtedness and other
fixed payment obligations	$10,557	$10,557	$130,557	$10,557	$128,057	$986,496	$1,276,781

(1)	The Senior Secured Credit Facility will mature on June 4, 2008 and will be subject to nominal quarterly amortization payments, beginning September 30, 2002 and through June 30, 2007, and equal quarterly amortization payments of the balance of this facility thereafter. The senior secured delayed draw facility was available through June 4, 2003 and will mature on June 4, 2007 and is subject to quarterly amortization payments commencing on December 31, 2003. Indebtedness under the senior secured revolving credit facility will mature on June 4, 2007 with no interim amortization.
(2)	The $120.0 million Secured Mall Facility will mature on June 10, 2005 (subject to extension for two terms of one year each), with no amortization.
(3)	The Company and the Grand Canal Shops II, LLC, an indirect subsidiary of LVSI (the “New Mall Subsidiary”) are parties to a services agreement with a third party for thermal energy (heating ventilating and air conditioning) (HVAC) for the Casino Resort. The total remaining payment obligation under these arrangements was $47.9 million as of March 31, 2003, payable in equal monthly installments through July 1, 2009.
(4)	The Company and Grand Canal Shops II, LLC are party to a tenant lease termination and asset purchase agreement. The total remaining payment obligations under this arrangement was $10.8 million as of March 31, 2003.

LAS VEGAS SANDS, INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        Under the terms of its existing indebtedness, the Company has debt principal payments due aggregating $2.5 million during the next twelve months, representing principal payments on the Senior Secured Credit Facility. Based on current outstanding indebtedness and current interest rates on the Senior Secured Credit Facility and the Secured Mall Facility, the Company has estimated total interest payments during the next twelve months (excluding noncash amortization of debt offering costs) of approximately $104.5 million for indebtedness secured by the Casino Resort and approximately $3.8 million for indebtedness secured by the Mall. In addition, Venetian Macau is in the process of seeking an additional $120.0 million of indebtedness to complete the Macau Casino which would require additional interest expense. See “Item 1 – Financial Statements and Supplementary Data – Notes to Financial Statements – Note 4 – Long-Term Debt.”

        During 2003, the Company entered into two lease termination and asset purchase agreements with Mall tenants. The first lease termination and asset purchase agreement provided for payments by the Company to a tenant of $800,000 during 2003, with 27 additional annual payments of $400,000. The second lease termination and asset purchase agreement provided for an initial payment of $5.0 million during May 2003 and 15 subsequent monthly payments totaling $10.0 million beginning January 2004 plus interest at 6% per annum. The Company is negotiating with other potential tenants for the space to be vacated under the above-described agreements with the expectation that the new tenants will generate additional rental revenue for the Mall.

        The Company also has fixed payments obligations due during the next twelve months of $7.7 million under its energy service agreements with the HVAC Provider. The total remaining payment obligation under this arrangement is $47.9 million, payable in equal monthly installments during the period of April 1, 2003 through July 1, 2009.

         Existing Debt

        On June 4, 2002, the Company issued $850.0 million in aggregate principal amount of Mortgage Notes in a private placement offering and entered into the Senior Secured Credit Facility in an aggregate amount of $375.0 million and the Secured Mall Facility in the aggregate amount of $105.0 million (subsequently increased to $120.0 million on June 28, 2002). See “- Item 1 – Notes to Financial Statements — Note 4 – Long-Term Debt – Mortgage Notes” and “-Senior Secured Credit Facility.” The Company used the proceeds of the Refinancing Transactions to repay, redeem or repurchase all of its outstanding indebtedness to finance the construction and development of the Phase IA Addition and to pay all fees and expenses associated with the Refinancing Transactions. In addition, the completion guarantee of the Company’s Principal Stockholder (the “Principal Stockholder”) relating to the construction of the Casino Resort was terminated upon the consummation of the Refinancing Transactions and the remaining cash collateral was returned to the Principal Stockholder. See “Item 1 – Financial Statements and Supplementary Data – Notes to Financial Statements – Note 4 – Long-Term Debt.”

        For the next twelve months, the Company expects to fund Casino Resort operations, capital expenditures, the Macau casino construction, Internet gaming development activities and debt service requirements from existing cash balances, operating cash flow, borrowings under the Revolving Facility to the extent that funds are available, borrowings by Venetian Macau and other unrestricted subsidiaries, drawings under the Term A Facility and distributions of excess cash from Grand Canal Shops II, LLC (the “Mall II Subsidiary”) to Venetian Casino Resort, LLC (“Venetian”), the owner and operator of portions of the Casino Resort, to the extent permitted under the terms of the Company’s indebtedness. As of March 31, 2003, there was $75.0 million available for borrowing under the Revolving Facility and $50.0 million available under the Term A Facility. As discussed below, the availability under the Revolving facility will decrease as loans are made under the new $50 million credit agreement entered into on March 27, 2003 by one of the Company’s Macau subsidiaries.

LAS VEGAS SANDS, INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        The Company’s existing debt instruments contain certain restrictions that, among other things, limit the ability of the Company and/or certain subsidiaries to incur additional indebtedness, issue disqualified stock or equity interests, pay dividends or make other distributions, repurchase equity interests or certain indebtedness, create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell assets of the Company without prior approval of the lenders or noteholders. Financial covenants included in the Senior Secured Credit Facility include total debt to EBITDA ratios, EBITDA to interest coverage ratios, minimum net worth covenants and maximum capital expenditure limitations. The financial covenants in the Senior Secured Credit Facility involving EBITDA are applied on a rolling four-quarter basis. As of March 31, 2003, the Company was in compliance with all required covenants and ratios under its current debt instruments. See “Item 1 – Financial Statements and Supplementary Data – Notes to Financial Statements – Note 4 – Long-Term Debt.”

         Macau Casino Projects

        Under the terms of Venetian Macau’s agreements with the government of Macau, Venetian Macau has certain financial obligations to the Government of Macau or is obligated to pay for certain costs of developing and constructing the Macau Casino and other projects in Macau. Venetian Macau is committed to invest 4.4 billion Macau patacas (approximately $529.1 million at exchange rates as of March 31, 2003) under its agreement with the government of Macau in various development projects until March 31, 2007. To support this obligation, Venetian Macau has caused a Macau bank to guarantee 300 million Macau patacas (approximately $36.1 million at exchange rates as of March 31, 2003) on its behalf and Lido Casino Resort Holding Company, LLC (an unrestricted subsidiary of the Company) has guaranteed 200 million Macau patacas (approximately $24.0 million at exchange rates as of March 31, 2003) of the legal and contractual liabilities of Venetian Macau to the Macau government until March 31, 2007.

        The Company expects to use cash received from the following sources to fund the various Macau projects:

•	borrowings by Venetian under the Revolving Facility;

•	additional debt or equity financings; and

•	operating cash flow (subject to certain limitations contained in the Company's debt instruments).

        The Company is currently constructing the Macau Casino with an anticipated completion date in the first quarter of 2004 and tentatively plans to build a 500-suite hotel, casino and convention center complex, with a Venetian-style theme similar to that of the Company’s Las Vegas property. The Company currently estimates the total cost to complete the Macau Casino to be $225.9 million. The cost of the Macau Casino will fulfill part of the Venetian Macau obligation to the Macau government described above. The Senior Secured Credit Facility and the Indenture relating to the Mortgage Notes limit the Company’s ability to make investments in its Macau subsidiaries. As of March 31, 2003, the Company has invested $35.1 million in its Macau subsidiaries and expects to invest an additional $4.9 million. Of this invested amount, $16.4 million remains on deposit in Venetian Macau bank accounts as of March 31, 2003. On March 27, 2003, Venetian Venture Development Intermediate Limited (“Venetian Intermediate”), an unrestricted subsidiary of the Company, entered into a credit agreement (“Venetian Intermediate Credit Agreement”) with a lender to provide $50.0 million of financing for the Macau Casino. Venetian Intermediate, a wholly-owned indirect subsidiary of Venetian, owns 100% of Venetian Macau. The obligations under the loans to be made under Venetian Intermediate Credit Agreement will be guaranteed by the Company and Venetian and supported by a letter of credit to be issued under the Senior Secured Credit Facility in favor of the Venetian Intermediate Credit Agreement lenders. As these loans are made, the letters of credit will reduce the amounts available for working capital loans under the senior secured revolving facility (the “Revolving Facility”) provided by the Senior Secured Credit Facility on a dollar for dollar basis from the $75.0 million of current availability to $25.0 million. The amounts outstanding under the Venetian Intermediate Credit Facility bear interest at the base rate or the adjusted Eurodollar rate plus 0.5% per annum. Interest is payable on base rate loans on a monthly basis and is payable on Eurodollar loans at the end of the applicable interest period, and there is no scheduled principal amortization. The credit facility is due in full March 27, 2006. As of May 15, 2003, the credit facility remains undrawn.

LAS VEGAS SANDS, INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        To raise the remaining funds necessary to complete the Macau Casino, Venetian Macau is currently negotiating to obtain a $120.0 million in additional debt financing (“Proposed Venetian Macau Financing Agreement”) a $20.0 million working capital revolver (“Proposed Macau Revolver”), and FF&E financing (“Proposed Macau FF&E Facility”). The proceeds from the Venetian Intermediate Credit Agreement, the Proposed Venetian Macau Credit Agreement and the direct investments of $40.0 million from Venetian will be used to fund the $225.9 million total anticipated cost of the Macau Casino. However, there can be no assurance that financings will be available to the Company to complete the Macau Casino, and fulfill its other obligations under its agreements with the Government of Macau and, if available, that the financing will be on terms favorable to the Company.

        Through March 31, 2003, the Company had incurred pre-opening and developmental expenses of $7.7 million and construction costs of $10.8 million, in connection with the Macau Casino project.

        Venetian Macau, Venetian Intermediate and the Company’s other Macau subsidiaries are not guarantors under the Mortgage Notes or the Senior Secured Credit Facility and, subject to certain limited exceptions, are not restricted subsidiaries under the Indenture or the Senior Secured Credit Facility.

         Phase II Resort

        The Company has not yet set a date to begin construction or financing of the planned second phase of the Casino Resort (the “Phase II Resort”) to be owned by Lido Casino Resort, LLC (the “Phase II Subsidiary”). If the Company determines to construct the Phase II Resort, it will be required to raise substantial debt and/or equity financings. Currently, the Company has no commitments to fund the hard construction costs of the Phase II Resort. In addition, the development of the Phase II Resort may require obtaining additional regulatory approvals. The Company’s debt instruments limit its ability to guarantee or otherwise become liable for any indebtedness of the Phase II Subsidiary. These debt instruments also restrict the Company’s and its subsidiaries’ ability to sell or otherwise dispose of the capital stock of the Phase II Subsidiary, including a sale to the Principal Stockholder or to any of his affiliates. In addition, the Indenture allows the Company to make investments of up to $20.0 million for the development of the Phase II Resort and to incur up to $20.0 million of additional debt to fund such investment. To date, the Company has not expended any significant funds on the Phase II development. Until further design and pre-development work is completed, a more specific development plan and budget cannot be established. The Phase II Subsidiary is an unrestricted subsidiary that is not subject to the terms of the Indenture or the Senior Secured Credit Facility and is not a guarantor under the Mortgage Notes or the Senior Secured Credit Facility.

         Litigation Contingencies and Available Resources

        The Company is a party to certain litigation matters and claims related to the construction of the Casino Resort. If the Company is required to pay any of the Construction Manager’s contested construction costs (the “Contested Construction Costs”) which are not covered by the Insurance Policy, the Company may use cash received from the following sources to fund such costs: (i) the liquidated damages insurance policy obtained by the Construction Manager on behalf of the Company (and at the Company’s expense) (the “LD Policy”); (ii) the Construction Manager, Bovis, Inc. (the Construction Manager’s direct parent at the time the construction management agreement pursuant to which the construction of the principal components of the Casino Resort (as so amended, the “Construction Management Contract”) was entered into) (“Bovis”) and The Peninsula and Oriental Steam Navigation Company (a British public company and the Construction Manager’s ultimate parent at the time the Construction Management Contract was entered into) (“P&O”) pursuant to the Construction Management Contract, the guarantee by Bovis of the obligations of the Construction Manager under the Construction Management (the “Bovis Guarantee”) and the guarantee by P&O of Bovis’ obligations under the Bovis Guaranty, (the “P&O Guaranty”), respectively; (iii) third parties, pursuant to their liability to the Company under their agreements with the Company; (iv) amounts received from the Phase II Subsidiary for shared facilities designed and constructed to accommodate the operations of the Casino Resort and the Phase II Resort; (v) borrowings under the Revolving Facility; (vi) additional debt or equity financings; and (vii) operating cash flow.

LAS VEGAS SANDS, INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

        In June 2002, the Financial Accounting Standard Board issued Statement No. 146 (“SFAS 146”) “Accounting for Costs Associated with Exit or Disposal Activities.” The provisions of SFAS 146 become effective for exit or disposal activities commenced subsequent to December 31, 2002.

        The adoptions of SFAS 143 and SFAS 146 did not have a material impact on its financial condition, results of operations or cash flows.

        In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that is has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At March 31, 2003, the Company does not have any guarantees outside of its consolidated group and accordingly does not expect the adoption of FIN 45 to have a material impact on its financial condition, results of operations or cash flows.

        In December 2002 the Financial Accounting Standards Board issued Statement No. 148 (“SFAS 148”) “Accounting for Stock-Based Compensation.” The provisions of SFAS 148 became effective December 15, 2002. The Company has adopted the disclosure requirements of SFAS 148.

        In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interest in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for variable interest entities in existence prior to January 31, 2003, and outlines consolidation requirements for variable interest entities created after January 31, 2003. The Company has reviewed its major relationships and its overall economic interests with other companies consisting of related parties, companies in which it has an equity position and other suppliers to determine the extent of its variable economic interest in these parties. The adoption of FIN 46 will not have a material impact on the Company’s financial position, results of operations or cash flows.

LAS VEGAS SANDS, INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Special Note Regarding Forward-Looking Statements

        Certain statements in this section, and elsewhere in this Quarterly Report on Form 10-Q (as well as information included in oral statements or other written statements made or to be made by the Company) constitute “forward-looking statements.” Such forward-looking statements include the discussions of the business strategies of the Company and expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, in certain portions of this Form 10-Q, the words: “anticipates”, “believes”, “estimates”, “seeks”, “expects”, “plans”, “intends” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks associated with entering into new construction and new ventures, including the Phase IA Addition and the Macau Casino, increased competition and other planned construction in Las Vegas, including the opening of a new casino resort on the site of the former Desert Inn and upcoming increases in meeting and convention space, the completion of infrastructure projects in Las Vegas, government regulation of the casino industry, including gaming license approvals and regulation in foreign jurisdictions, the legalization of gaming in certain jurisdictions, such as Native American reservations in the States of California and New York and regulation of gaming on the Internet, leverage and debt service (including sensitivity to fluctuations in interest rates and other capital markets trends), uncertainty of casino spending and vacationing at casino resorts in Las Vegas, disruptions or reductions in travel to Las Vegas due to the September 11th attacks, the war with Iraq and any future terrorist incidents, outbreaks of SARS illness in the Company’s market areas, new taxes or changes to existing tax rates, fluctuations in occupancy rates and average daily room rates in Las Vegas, demand for all-suites rooms, the popularity of Las Vegas as a convention and trade show destination, insurance risks (including the risk that the Company has not obtained sufficient coverage against acts of terrorism or will only be able to obtain additional coverage at significantly increased rates), litigation risks, including the outcome of the pending disputes with the Construction Manager and its subcontractors, and general economic and business conditions which may impact levels of disposable income, consumer spending and pricing of hotel rooms.

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

LAS VEGAS SANDS, INC.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk (Continued)

        The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates for the twelve month periods ended March 31:

								FAIR
	2003	2004	2005	2006	2007	THEREAFTER	TOTAL	VALUE(1)

	(Dollars In Millions)

LIABILITIES
Short-term debt
Variable rate	$2.5	--	--	--	--	--	$2.5	$2.5
Average interest rate (2)	4.4%	--	--	--	--	--	4.4%	4.4%
Long-term debt
Fixed rate	--	--	--	--	--	850.0	850.0	892.5
Average interest rate (2)	--	--	--	--	--	11.0%	11.0%	11.0%
Variable rate	--	2.5	122.5	2.5	120.0	118.1	365.6	365.6
Average interest rate (2)	--	4.4%	3.9%	4.4%	4.4%	4.4%	4.3%	4.3%

(1)	The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of the Company’s publicly traded debt.
(2)	Based upon contractual interest rates for fixed rate indebtedness or current LIBOR rates for variable rate indebtedness.

        Foreign currency translation gains and losses were not material to the Company’s results of operations for the quarter ended March 31, 2003, but may be in future periods in relation to activity associated with the Macau venture.

        See also “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and ” Item 1 – Financial Statements and Supplementary Data – Notes to Financial Statements – Note 4 – Long-Term Debt.”

Item 4.   Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and its Vice President-Finance (its principal financial officer), after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective.

(b)	Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

        It should be noted that any system of controls however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

LAS VEGAS SANDS, INC.

Part II

OTHER INFORMATION

Item 1.   Legal Proceedings

        The Company is party to litigation matters and claims related to its operations and the construction of the Casino Resort. For more information, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and “Part I — Item 1 – Financial Statements – Notes to Financial Statements Note 6 – Commitments and Contingencies” of this Quarterly Report on Form 10-Q.

Item 5.   Other Information

        The Company is not required to file this Quarterly Report on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The filing is required, however, pursuant to the terms of the Indenture.

Item 6.   Exhibits and Reports on Form 8-K

(a)	List of Exhibits

10.1	First Amendment Bank Credit Agreement, dated as of March 11, 2003, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, the Subsidiary Guarantors, the lenders party thereto, Goldman Sachs Credit Partners, L.P., as joint lead arranger, joint bookrunner and syndication agent, and The Bank of Nova Scotia, as joint lead arranger, joint bookrunner and administrative agent. (1)

    (1)        Filed herewith.

(b)	Reports on Form 8-K

1.	On March 31, 2003, the Company furnished a report on Form 8-K to announce the filing of certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

LAS VEGAS SANDS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS, INC.

May 15, 2003	By:	/s/ Sheldon G. Adelson
Sheldon G. Adelson
Chairman of the Board
Chief Executive Officer and Director

May 15, 2003	By:	/s/ Harry D. Miltenberger
Harry D. Miltenberger
Vice President-Finance
(principal financial and accounting officer)

LAS VEGAS SANDS, INC.

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

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Sheldon G. Adelson
	Name:	Sheldon G. Adelson
	Title:	Chief Executive Officer

LAS VEGAS SANDS, INC.

CERTIFICATIONS

I, Harry D. Miltenberger, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Las Vegas Sands, Inc. (the “Company”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/Harry D. Miltenberger
	Name:	Harry D. Miltenberger
	Title:	Vice President-Finance (principal financial and accounting officer)