Form 10-Q
period 2003-06-30
LAS VEGAS SANDS INC
filed 2003-08-14
CIK 850994

UNITED STATES SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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
[X] Yes [   ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [   ]Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 14, 2003

Class	Outstanding at August 14, 2003
Common Stock, $.10 par value	1,000,000 shares

LAS VEGAS SANDS, INC.

Table of Contents

Part I
FINANCIAL INFORMATION

Item 1	Consolidated Balance Sheets at June 30, 2003 (unaudited) and December 31, 2002

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2003 and June 30, 2002 (unaudited)

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and June 30, 2002 (unaudited)

Notes to Consolidated Financial Statements

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operation

Item 3	Quantitative and Qualitative Disclosures about Market Risk

Item 4	Controls and Procedures

Part II
OTHER INFORMATION

Item 1	Legal Proceedings

Item 5	Other Information

Item 6	Exhibits and Reports on Form 8-K

Signatures

LAS VEGAS SANDS, INC.

Part I

FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheets
(Dollars in thousands)

	June 30,	December 31,
	2003	2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,361	$93,742
Restricted cash	49,547	21,880
Accounts receivable, net	51,348	53,312
Inventories	5,579	5,070
Prepaid expenses	4,788	5,004

Total current assets	187,623	179,008

Property and equipment, net	1,353,469	1,191,828
Deferred offering costs, net	35,057	38,015
Restricted cash	–	83,370
Other assets, net	30,170	24,460

	$1,606,319	$1,516,681

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13,716	$12,201
Construction payables	39,647	29,727
Construction payables-contested	7,232	7,232
Accrued interest payable	4,828	4,336
Other accrued liabilities	71,215	80,585
Current maturities of long-term debt	7,500	2,500

Total current liabilities	144,138	136,581

Other long-term liabilities	4,955	1,122
Long-term debt	1,260,000	1,216,250

	1,409,093	1,353,953

Redeemable Preferred Interest in
Venetian Casino Resort, LLC, a wholly owned subsidiary	224,838	212,111

Stockholders' equity (deficit):
Common stock, $.10 par value, 3,000,000 shares
authorized, 1,000,000 shares issued and outstanding	100	100
Notes receivable from stockholders	(826)	–
Capital in excess of par value	140,760	140,760
Accumulated deficit since June 30, 1996	(167,646)	(190,243)

	(27,612)	(49,383)

	$1,606,319	$1,516,681

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS, INC.

Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Revenues:
Casino	$63,378	$46,820	$136,691	$97,293
Rooms	56,439	52,635	113,930	109,013
Food and beverage	20,817	17,654	40,885	39,533
Retail and other	19,221	18,686	37,018	35,447

	159,855	135,795	328,524	281,286
Less–promotional allowances	(9,433)	(7,630)	(19,437)	(16,688)

Net revenues	150,422	128,165	309,087	264,598

Operating expenses:
Casino	30,537	25,169	63,455	54,864
Rooms	14,555	13,592	29,082	26,626
Food and beverage	9,672	8,749	19,114	18,720
Retail and other	8,791	7,862	16,615	14,964
Provision for doubtful accounts	1,035	4,939	4,756	8,274
General and administrative	24,351	22,925	50,963	44,392
Corporate expense	2,188	2,914	4,789	4,823
Rental expense	2,524	1,875	5,067	3,529
Pre–opening and developmental expense	3,018	1,406	4,845	2,071
Depreciation and amortization	11,251	10,964	21,988	21,949

	107,922	100,395	220,674	200,212

Operating income	42,500	27,770	88,413	64,386

Other income (expense):
Interest income	378	469	824	650
Interest expense, net of amounts capitalized	(27,196)	(27,683)	(54,732)	(52,065)
Interest expense on indebtedness to Principal Stockholder	–	(1,676)	–	(4,010)
Other income (expense)	259	(307)	819	363
Loss on early retirement of debt	–	(42,763)	–	(42,763)

Income (loss) before preferred return	15,941	(44,190)	35,324	(33,439)

Preferred return on Redeemable Preferred Interest
in Venetian Casino Resort, LLC	(6,364)	(5,664)	(12,727)	(11,327)

Net income (loss)	$9,577	$(49,854)	$22,597	$(44,766)

Basic earnings (loss) per share	$9.58	$(49.85)	$22.60	$(44.77)

Diluted earnings (loss) per share	$9.55	$(49.85)	$22.53	$(44.77)

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS, INC.

Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$22,597	$(44,766)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,988	21,949
Amortization of debt offering costs and original issue discount	3,198	5,052
Non–cash preferred return on Redeemable Preferred Interest in Venetian	12,727	11,327
Loss on early retirement of debt	–	42,763
Loss on disposition of fixed asset	206	301
Provision for doubtful accounts	4,756	8,274
Changes in operating assets and liabilities:
Accounts receivable	(2,792)	(627)
Inventories	(509)	376
Prepaid expenses	216	(130)
Other assets	(5,710)	1,903
Accounts payable	1,515	(19,758)
Accrued interest payable	492	(771)
Other accrued liabilities	(5,537)	(10,327)

Net cash provided by operating activities	53,147	15,566

Cash flows from investing activities:
(Increase) decrease in restricted cash	55,703	(302,943)
Notes receivable from stockholders	(826)	–
Capital expenditures	(173,915)	(35,598)

Net cash used in investing activities	(119,038)	(338,541)

Cash flows from financing activities:
Repayments on 12 ¼ % mortgage notes	–	(316,558)
Proceeds from 11% mortgage notes	–	850,000
Repayments on senior subordinated notes	–	(95,690)
Proceeds from secured mall facility	–	120,000
Repayments on mall–tranche A take–out Loan	–	(105,000)
Repayments on mall–tranche B take–out Loan	–	(35,000)
Repayments on completion guaranty loan	–	(31,124)
Proceeds from senior secured credit facility–term A	50,000	–
Repayments on senior secured credit facility–term B	(1,250)	–
Proceeds from senior secured credit facility–term B	–	250,000
Repayments on bank credit term facility	–	(151,986)
Repayments on bank credit facility–revolver	(470)	(61,000)
Proceeds from bank credit facility–revolver	470	21,000
Repayments on FF&E credit facility	–	(53,735)
Repayments on Phase II Subsidary credit facility	–	(3,933)
Repayments on Phase II Subsidiary unsecured bank loan	–	(1,092)
Repurchase premiums incurred in connection with refinancing transactions	–	(26,691)
Payments of deferred offering costs	(240)	(39,973)

Net cash provided by financing activities	48,510	319,218

Decrease in cash and cash equivalents	(17,381)	(3,757)
Cash and cash equivalents at beginning of period	93,742	54,936

Cash and cash equivalents at end of period	$76,361	$51,179

Supplemental disclosure of cash flow information:
Cash payments for interest	$54,742	$52,563

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS, INC.

Notes to Financial Statements

Note 1   Organization and Business of Company

        The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The year end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In addition, certain amounts in the 2002 financial statements have been reclassified to conform with the 2003 presentation. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the interim period have been included. The interim results reflected in the unaudited financial statements are not necessarily indicative of expected results for the full year.

        Las Vegas Sands, Inc. (“LVSI”) is a Nevada corporation. On April 28, 1989, LVSI commenced gaming operations in Las Vegas, Nevada, by acquiring the Sands Hotel and Casino (the “Sands”). On June 30, 1996, LVSI closed the Sands and subsequently demolished the facility in order to construct a planned two-phase hotel-casino resort. The first phase of the hotel-casino resort (the “Casino Resort”) opened on May 4, 1999, except for the mall which opened on June 19, 1999. The Casino Resort was expanded during the second quarter of 2003, which expansion was opened for business on June 26, 2003 (the “Phase IA Addition”). As expanded, the Casino Resort includes 4,049 suites, casino space approximating 116,000 square feet, approximately 650,000 square feet of convention space, and approximately 446,000 gross leasable square feet of retail shops and restaurants. In December 2002, the Company, through a subsidiary, began constructing a Las Vegas-style casino in the Macau Special Administrative Region of the People’s Republic of China (the “Macau Casino”). The Macau Casino is expected to include approximately 163,000 gross square feet of gaming facilities and to be completed by June 2004.

        The consolidated financial statements include the accounts of LVSI and its subsidiaries (the “Subsidiaries”), including Venetian Casino Resort, LLC (“Venetian”), Mall Intermediate Holding Company, LLC (“Mall Intermediate”), Grand Canal Shops Mall Subsidiary, LLC (the “Mall Subsidiary”), Grand Canal Shops II, LLC (the “Mall II Subsidiary”), Grand Canal Shops Mall MM Subsidiary, Inc., Grand Canal Shops Mall Construction, LLC (“Mall Construction”), Lido Intermediate Holding Company, LLC (“Lido Intermediate”), Lido Casino Resort Holding Company, LLC, Lido Casino Resort, LLC (the “Phase II Subsidiary”), Lido Casino Resort MM, Inc., Venetian Casino Resort Athens, LLC (“Venetian Athens”), Venetian Venture Development, LLC (“Venetian Venture”), Venetian Venture Development Intermediate Limited, Venetian Macau Management Limited, Venetian Macau, S.A. (“Venetian Macau”), Venetian Macau Finance Company (“Venetian Finance”), Venetian Marketing, Inc. (“Venetian Marketing”), Venetian Far East Limited and Venetian Operating Company, LLC (“Venetian Operating”) (collectively, and including all other direct and indirect subsidiaries of LVSI, the “Company”). Each of LVSI and the Subsidiaries is a separate legal entity and the assets of each such entity are intended to be available only to the creditors of such entity.

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

        The Mall II Subsidiary is an indirect, wholly-owned subsidiary of LVSI and owns and operates the retail mall in the Casino Resort (the “Mall”). The Mall II Subsidiary was formed on May 31, 2002 and became a successor to the Mall Subsidiary in connection with the refinancing of the Mall’s indebtedness. See Note 4 – Long-Term Debt.

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

        Basic and diluted income per share are calculated based upon the weighted average number of shares outstanding. In the first quarter of 2002, the Company completed a stock split whereby the number of shares of common stock outstanding was increased from 925,000 to 1,000,000. At the time of the stock split, the Principal Stockholder maintained 100% ownership of the Company’s common stock. All references to share and per share data herein have been adjusted retroactively to give effect to the increase in shares of common stock outstanding to 1,000,000. The impact of the currently unexercised options to purchase 3,000 shares of the Company’s common stock have been included in the computation of diluted earnings per share for the three and six months ended June 30, 2003, but have been excluded from the computation of earnings per share for the three and six months ended June 30, 2002 as their impact would have been antidilutive.

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

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 2   Stockholders’ Equity and Per Share Data (Continued)

        Had the Company accounted for the plan under the fair value method allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net income (loss), as reported	$9,577	$(49,854)	$22,597	$(44,766)
Deduct: Total stock-based employee
compensation expense determined under
the minimum value method for all
awards, net of related tax effects	–	–	–	(50)

Pro forma net income	$9,577	$(49,854)	$22,597	$(44,816)

Basic earnings per share, as reported	$9.58	$(49.85)	$22.60	$(44.77)

Basic earnings per share, pro-forma	$9.58	$(49.85)	$22.60	$(44.82)

Diluted earnings per share, as reported	$9.55	$(49.85)	$22.53	$(44.77)

Diluted earnings per share, pro-forma	$9.55	$(49.85)	$22.53	$(44.82)

        The fair value of each option grant was estimated on the date of grant using an appraisal of the value of LVSI and its common stock. The estimated fair value of options granted in 2002 was $1 per share. The fair value of each option grant was estimated on the date of grant using the minimum value method with the following weighted-average assumptions: risk-free interest rate of 3.84%; no expected dividend yields; and expected lives of 2 years.

Note 3   Property and Equipment

        Property and equipment consists of the following (in thousands):

	June 30	December 31,
	2003	2002
Land and land improvements	$120,349	$113,428
Building and improvements	1,150,603	888,688
Equipment, furniture, fixtures and leasehold improvements	178,153	142,004
Construction in progress	76,313	197,882

	1,525,418	1,342,002
Less: accumulated depreciation and amortization	(171,949)	(150,174)

	$1,353,469	$1,191,828

        During the three month and six month periods ended June 30, 2003 and June 30, 2002, the Company capitalized interest expense of $2.7 million and $4.7 million, and $0.5 million and $0.8 million, respectively.

        As of June 30, 2003, construction in progress represented design and shared facilities costs for the planned second phase of the Casino Resort, to be owned by the Phase II Subsidiary (the “Phase II Resort”), design, pre-development and construction costs for a casino in Macau, and on-going capital improvement projects at the Casino Resort.

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 4   Long-Term Debt

        Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2003	2002
Indebtedness of the Company and its Subsidiaries
other than the Mall II Subsidiary:

11% Mortgage Notes, due June 15, 2010	$850,000	$850,000
Senior Secured Credit Facility - Term B	247,500	248,750
Senior Secured Credit Facility - Term A	50,000	–

Indebtedness of the Mall II Subsidiary:

Secured Mall Facility	120,000	120,000
Less: current maturities	(7,500)	(2,500)

Total long-term debt	$1,260,000	$1,216,250

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

Mortgage Notes

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

Senior Secured Credit Facility

        The Senior Secured Credit Facility provides for a $250.0 million single draw senior secured term loan facility (the “Term B Facility”), a $50.0 million senior secured delayed draw facility (the “Term A Facility”) and a $75.0 million senior secured revolving facility (the “Revolving Facility”). Term B Facility proceeds of $185.0 million were deposited into restricted accounts, invested in cash or permitted investments and pledged to a disbursement agent for the Senior Secured Credit Facility lenders. The $185.0 million was used as required for Phase IA Addition project costs under disbursement terms specified in the Senior Secured Credit Facility. The disbursement account is subject to a security interest in favor of the lenders under the Senior Secured Credit Facility.

        The Term B Facility matures on June 4, 2008 and is subject to quarterly amortization payments in the amount of $625,000 from September 30, 2002 until September 30, 2007, followed by four equal quarterly amortization payments of $59.4 million until the maturity date. The $50.0 million Term A Facility was drawn in full on May 16, 2003. Pending their use, the proceeds from this loan were deposited into a restricted account and pledged to the disbursement agent for the Senior Secured Credit Facility lender. The Term A Facility matures on June 4, 2007 and is subject to quarterly amortization payments commencing on December 31, 2003 in the amount of $1,666,667 for three quarters, $2,500,000 for the succeeding four quarters, $3,750,000 for the next four quarters and $5,000,000 for the final four quarters.

        The Revolving Facility matures on June 4, 2007 and has no interim amortization. No amounts had been drawn under the Revolving Facility as of June 30, 2003. However, as described below, LVSI has guaranteed borrowings under the Venetian Intermediate Credit Agreement, a $50 million credit facility of Venetian Venture Development Intermediate Limited, a wholly owned subsidiary of the Company (“Venetian Intermediate”), to fund construction and development costs of the Macau Casino. These guarantees are supported by $50 million of letters of credit to be issued under the Revolving Facility. In addition, LVSI is expected to guarantee funding of certain cost overruns of the Macau Casino as described below. It is currently anticipated that this guaranty will be supported by a $10 million letter of credit under the Revolving Facility. As a result of the expected issuance of these letters of credit, the amounts available for working capital loans under the Revolving Facility are expected to decrease from the $75.0 million of current availability to $15.0 million. Subsequent to June 30, 2003, Venetian Intermediate made a borrowing of $15.0 million under the Venetian Intermediate Credit Agreement and a $15.0 million letter of credit was issued to support this draw under the Revolving Facility.

        All amounts outstanding under the Senior Secured Credit Facility bear interest at the option of the Company at the prime rate plus 2% per annum, or at the reserve adjusted Eurodollar rate plus 3% per annum. After the Phase IA Addition was substantially completed, the applicable margin for amounts outstanding under the Term A Facility and the Revolving Facility is determined by a grid based upon a leverage ratio. The leverage ratio is calculated as the ratio of consolidated total debt as of the last day of each fiscal quarter to EBITDA (as defined in the Senior Secured Credit Facility) for the four-fiscal quarter period ending on such date. Commitment fees equal to 0.50% per annum of the daily average unused portion of the commitment under the Revolving Facility and 0.75% per annum of the daily average unused portion of the Term A Facility are payable quarterly in arrears. The average interest rate for the Senior Secured Credit Facility was 4.3% during the first six months of 2003.

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 4 Long-Term Debt (Continued)

        The Senior Secured Credit Facility is secured by a first priority lien on certain assets of the Company (the personal property and the real estate improvements that comprise the hotel, the casino, and the convention space, with certain exceptions). The Senior Secured Credit Facility contains affirmative, negative and financial covenants including limitations on indebtedness, liens, investments, guarantees, restricted junior payments, mergers and acquisitions, sales of assets, leases, transactions with affiliates and scope-changes and modifications to material contracts. Additionally, the Company is required to comply with certain financial ratios and other financial covenants including total debt to EBITDA ratios, EBITDA to interest coverage ratios, minimum net worth covenants and maximum capital expenditure limitations. At June 30, 2003, the Company was in compliance with all required covenants and ratios under the Senior Secured Credit Facility.

Secured Mall Facility

        In June 2002, the Company also entered into an agreement (the “Secured Mall Facility”) with certain lenders to provide for a $105.0 million loan (subsequently increased to $120.0 million on June 28, 2002) to the Mall II Subsidiary. The initial $105.0 million of proceeds (net of financing costs) from the Secured Mall Facility, along with the proceeds of a $37.9 million capital contribution in Mall II Subsidiary by Venetian, were used to repay the Mall Take-out Financing and costs previously owed by the Mall Subsidiary. Upon the consummation of the Refinancing Transactions, the assets of the Mall were transferred to the Mall II Subsidiary, the borrower under the Secured Mall Facility. The additional $15.0 million of proceeds (net of financing costs) were distributed to Venetian and used for general corporate purposes. The indebtedness under the Secured Mall Facility is secured by a first priority lien on the assets that comprise the Mall (the “Mall Assets”). The average interest rate for the Secured Mall Facility was 3.1% during the first six months of 2003.

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

        The Company is required to maintain an interest rate cap agreement to limit the impact of increases in interest rates on its floating rate debt derived from the Secured Mall Facility. To meet the requirements of the Secured Mall Facility, the Company entered into a cap agreement during June 2002 (the “Mall Cap Agreement”) that resulted in a premium payment to counterparties based upon notional principal amounts for a term equal to the term of the Secured Mall Facility. The provisions of the Mall Cap Agreement entitle the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rates stated in such agreement. There was no net effect on interest expense as a result of the Mall Cap Agreement for the three months ended June 30, 2003. The notional amount of the Mall Cap Agreement (which expires on June 28, 2005) at June 30, 2003 was $120.0 million.

        Pursuant to the terms of the Secured Mall Facility, the Mall II Subsidiary is also required to maintain certain funds in escrow for debt service and property taxes. At June 30, 2003, $1.1 million was held by the lenders’ agent in escrow for these purposes. The amounts in escrow are classified as restricted cash in the accompanying financial statements.

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 4   Long-Term Debt (Continued)

        The Company entered into interest rate cap and floor agreements related to its previously outstanding bank credit facility (the “Bank Cap Agreement”) during 1998. The Bank Cap Agreement expired on June 30, 2003, and the net effect of changes in its fair value resulted in other income of $0.3 million and $0.9 million for the three and six months periods ended June 30, 2003.

Venetian Intermediate Credit Facility

        As further described in Note 6, Venetian Macau, S.A., a subsidiary of the Company (“Venetian Macau”) is currently constructing the Macau Casino, which it expects to complete by June 2004. On March 27, 2003, Venetian Intermediate entered into a credit agreement (“Venetian Intermediate Credit Agreement”) with a lender to provide $50.0 million of financing for the Macau Casino. Venetian Intermediate owns 100% of Venetian Macau. The obligations under the loans to be made under the Venetian Intermediate Credit Agreement will be guaranteed by the Company and Venetian and supported by letters of credit to be issued under the Revolving Facility in favor of the Venetian Intermediate Credit Agreement lenders. As a result of the expected issuance of the letters of credit, the amounts available for working capital loans under the Revolving Facility will be reduced on a dollar for dollar basis. The amounts outstanding under the Venetian Intermediate Credit Facility bear interest at the base rate or the adjusted Eurodollar rate plus 0.5% per annum. Interest is payable on the base rate loans on a quarterly basis and is payable on Eurodollar loans at the end of the applicable interest period, and there is no scheduled principal amortization. The credit facility is due in full on March 27, 2006. Subsequent to June 30, 2003, $15.0 million was drawn under the Venetian Intermediate Credit Agreement.

Note 5   Redeemable Preferred Interest in Venetian Casino Resort, LLC

        During 1997, Interface Holding contributed $77.1 million in cash to Venetian in exchange for a Series A preferred interest (the “Series A Preferred Interest”) in Venetian. By its terms, the Series A Preferred Interest was convertible at any time into a Series B preferred interest in Venetian (the “Series B Preferred Interest”). In August 1998, the Series A Preferred Interest was converted into the Series B Preferred Interest. The rights of the Series B Preferred Interest include the accrual of a preferred return of 12% from the date of contribution in respect of the Series A Preferred Interest. Until the indebtedness under the Senior Secured Credit Facility is repaid and cash payments are permitted under the restricted payment covenants of the Indenture, the preferred return on the Series B Preferred Interest will accrue but will not be paid in cash. Commencing June 30, 2011, distributions must be made to the extent of the positive capital account of the holder. During the second and third quarters of 1999, Interface Holding contributed $37.3 million and $7.1 million, respectively, in cash in exchange for an additional Series B Preferred Interest. During the three and six month periods ended June 30, 2003 and June 30, 2002, $6.4 million and $12.7 million and $5.7 million and $11.3 million, respectively, were accrued on the Series B Preferred Interest related to the contributions made. Since 1997, no distributions of preferred interest or preferred return have been paid on the Series B Preferred Interest.

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 6   Commitments and Contingencies

         Construction Litigation

        The construction of the principal components of the Casino Resort was undertaken by Lehrer McGovern Bovis, Inc. (the “Construction Manager”) pursuant to a construction management agreement and certain amendments thereto (as so amended, the “Construction Management Contract”). The Construction Management Contract established a final guaranteed maximum price (the “Final GMP”) of $639.0 million, so that, subject to certain exceptions (including an exception for cost overruns due to “scope changes”), the Construction Manager was responsible for any costs of the work covered by the Construction Management Contract in excess of $639.0 million. The Construction Management Contract also established a required “substantial completion” date (the date on which the construction of the Casino Resort was sufficiently complete, including the receipt of necessary permits, licenses and approvals, so that all components of the Casino Resort could be open to the general public) of April 21, 1999 (subject to extensions on account of “scope changes” and force majeure events), with a per-day liquidated damages penalty for failure to meet such deadline.

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

        On July 30, 1999, Venetian filed a complaint against the Construction Manager and Bovis in the United States District Court for the District of Nevada (the “Federal Court Action”). The action alleges breach of contract by the Construction Manager of its obligations under the Construction Management Contract and a breach of contract by Bovis of its obligations under the Bovis Guaranty, including failure to fully pay trade contractors and vendors and failure to meet the April 21, 1999 guaranteed completion date. The Company amended this complaint on November 23, 1999 to add P&O as an additional defendant. In response to Venetian’s breach of contract claims against the Construction Manager, Bovis and P&O, the Construction Manager filed a complaint on August 3, 1999 against Venetian in the District Court of Clark County, Nevada (the “State Court Action”). The action alleges a breach of contract and quantum meruit claims under the Construction Management Contract and also alleges that Venetian defrauded the Construction Manager in connection with the construction of the Casino Resort. The Construction Manager seeks damages, attorney’s fees and costs and punitive damages. In the lawsuit, the Construction Manager claims that it is owed approximately $90.0 million from Venetian and its affiliates. This complaint was subsequently amended by the Construction Manager, which also filed an additional complaint against the Company relating to work done and funds advanced with respect to the contemplated development of the Phase II Resort. Simultaneously, commencing in March of 2000, the Construction Manager and the Company engaged in arbitration proceedings ordered by the Federal Court to determine the cost and schedule impact of any changes in the scope of services of the Construction Manager under the Construction Management Contract (the “Arbitration Proceedings”).

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 6   Commitments and Contingencies (Continued)

        In connection with these disputes, as of December 31, 1999 the Construction Manager and its subcontractors filed mechanics liens against the Casino Resort for $145.6 million and $182.2 million, respectively. The Company believes that a major reason these lien amounts exceeded the Construction Manager’s claims of $90.0 million is based upon a duplication of liens through the inclusion of lower-tier claims by subcontractors in the liens of higher-tier contractors, including the lien of the Construction Manager. As of December 31, 1999, the Company had purchased surety bonds for virtually all of the claims underlying these liens (other than approximately $15.0 million of claims with respect to which the Construction Manager purchased bonds). As a result, there can be no foreclosure of the Casino Resort in connection with the claims of the Construction Manager and its subcontractors. However, the Company will be required to pay or immediately reimburse the bonding company if and to the extent that the underlying claims are judicially determined to be valid. If such claims are not settled, it is likely to take a significant amount of time for their validity to be judicially determined.

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

        On June 3, 2003, an approximate 10 month trial was concluded in the State Court Action when a jury returned a verdict awarding the Construction Manager approximately $44.0 million in additional costs under the Construction Management Contract and awarding the Company approximately $2.0 million in damages for defective and incomplete work performed by the Construction Manager. The verdict also allows each party to seek pre-judgment interest and reimbursement of attorney’s costs. As of the date of this filing, the judge in the State Court Action has not entered a final judgment on that verdict. The Company has requested that final judgment not be entered until the conclusion of the Arbitration Proceedings, which proceedings the Company believes will result in the lowering of the verdict that was awarded to Construction Manager in the State Court Action and will provide a basis to increase the amount that was awarded to the Company.

        While there are pending subcontractor claims against the Construction Manager and the Company and related claims for indemnity by and against the Construction Manager, The Company believes that all such claims asserted against the Company in those actions would be subsumed within the verdict in the State Court Action and that the Company’s liability will be limited to the amount of any final judgment which may be ultimately entered in the State Court Action. If and when the verdict in the State Court Action is entered as a final judgment, the Company intends to file appropriate post judgment motions and appeals. If a judgment for the Construction Manager is entered on the verdict and such a judgment can be executed upon by the Construction Manager following the resolution of all appeals, the Company believes its payment of such a judgment shall be in satisfaction of and shall be capped at its $45.0 million self-insurance requirement under the Insurance Policy. The Company intends to seek an elimination or reduction of the Construction Manager’s and its subcontractors’ mechanic’s liens in an amount to be consistent with any final judgment on the verdict.

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 6   Commitments and Contingencies (Continued)

        Notwithstanding the pendency of the verdict in the State Court Action, the Company is proceeding with the Arbitration Proceedings to determine, among other things, the impact of certain changes which determination by the arbitrator the Company believes may provide a basis for reducing the amount awarded to the Construction Manager in the State Court Action and raising the amount of the verdict for the Company or otherwise establishing a basis for claims for the Company against the Construction Manager. The Company also intends to pursue additional affirmative claims in the Federal Court Action and in other proceedings that were not resolved by the verdict in the State Court Action. The Company is not able to determine with any reasonable certainty the value of such claims or the probability of success on such claims at this time. Accordingly, no accrual for a liability has been reflected in the accompanying financial statements for this matter, other than approximately $7.2 million which the Company had previously accrued in 1999 for unpaid construction costs and which have not yet been paid pending outcome of the litigation.

         Macau Casino Projects

        On June 26, 2002, the Macau government granted a provisional concession to operate casinos in Macau to the Company’s subsidiary Venetian Macau and to Galaxy Casino Company Limited, a consortium of Macau and Hong Kong-based investors (“Galaxy”). During December 2002, Venetian Macau and Galaxy entered into a subconcession agreement. The subconcession agreement with Galaxy was recognized and approved by the Macau government and allows Venetian Macau to develop and operate certain casino projects, including the Macau Casino, separately from Galaxy.

        In addition to the Macau Casino, the Company also intends to build in Macau a hotel, casino and convention center complex with a Venetian-style theme similar to the Company’s Las Vegas property (the “Venetian Macau Casino Resort”).

        Under the subconcession agreement, Venetian Macau is obligated to develop and open the Macau Venetian Casino Resort by June 2006 and invest, or cause to be invested, at least 4.4 billion Patacas (approximately $548.0 million at exchange rates in effect on July 25, 2003) in various development projects in Macau by June 2009. The construction and development costs of the Macau Casino will be applied to the fulfillment of this total investment obligation to the Macau government. It is expected that the construction and development costs of the Macau Venetian Casino Resort will satisfy the remainder of this obligation. Assuming that all of the current estimated construction and development costs of the Macau Casino are applied towards fulfilling the investment obligations under the subconcession agreement, remaining investment obligations under the subconcession agreement will be approximately $237.6 million. To support this obligation, a Macau bank and a subsidiary of the Company, Lido Casino Resort Holding Company, LLC, have guaranteed 500 million Patacas (approximately $62.0 million at exchange rates in effect on July 25, 2003) of Venetian Macau’s legal and contractual liabilities to the Macau government until March 31, 2007. These development and investment obligations may be satisfied by Venetian Macau and/or its affiliates, including the Company.

        The Company currently estimates the total cost of constructing, developing and operating the Macau Casino, including design costs, construction costs, equipment costs, working capital and pre-opening expenses, will be approximately $237.6 million (including approximately $11.3 million as contingency). As of June 30, 2003, approximately $28.9 million of these costs had been expended and funded from the Company’s operating cash flow. The Company anticipates funding the remaining estimated costs of construction from a combination of the following sources:

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 6   Commitments and Contingencies (Continued)

•	operating cash flow of the Company (although the Senior Secured Credit Facility and the Indenture relating to the Mortgage Notes limit the Company’s ability to make investments in the Macau projects);

•	borrowings of $50.0 million under the Venetian Intermediate Credit Agreement (See Note 4 – Venetian Intermediate Credit Facility). As of August 14, 2003, $15.0 million had been borrowed under this facility;

•	net proceeds from a proposed issuance and sale of up to $120 million in aggregate principal amount of variable rate senior secured notes due 2008 (the “Notes”). The Notes will be issued by a wholly owned subsidiary of Venetian Macau and guaranteed by Venetian Macau. The Notes and the guarantee will be secured by all assets of Venetian Macau and its subsidiaries, subject to certain exceptions. The Notes are expected to mature in 2008. $75.0 million in aggregate principal amount of the Notes is expected to bear interest at the rate of three-month US dollar LIBOR + 3.25%. $45.0 million in aggregate principal amount of the Note is expected to bear interest at the rate of three-month US dollar LIBOR + 4.25%;

•	borrowings under a proposed $20.0 million revolving credit facility expected to be entered into by Venetian Macau and the issuer of the Notes with a group of lenders (the “Proposed Macau Revolver”). The Proposed Macau Revolver would be secured on a pari passu basis with the same collateral as the Notes. The facility is expected to mature in 2006. The entire amount outstanding under this facility is expected to bear interest at LIBOR or at a base rate, in each case plus a percentage to be agreed upon;

•	a completion guaranty to be issued by LVSI, guaranteeing payment of certain costs of the Macau Casino in excess of available funds (the “Completion Guaranty”). The Completion Guaranty is expected to be supported by a $10.0 million letter of credit to be issued under the Company’s Senior Secured Credit Facility (See Note 4 – Senior Secured Credit Facility). The remainder of the Completion Guaranty is expected to be funded by borrowings of up to $15.0 million under the Proposed Macau Revolver;

•	borrowings under proposed furnishings, fixtures & equipment facilities and vendor financings in the aggregate principal amount of $25.0 million (the “FF&E Facilities”) to finance certain gaming equipment and other assets of the Macau Casino. If Venetian Macau is unable to obtain these financings, LVSI or another of its subsidiaries is expected to agree to purchase, or cause to be purchased assets with a cost of up to $25.0 million and enter into lease or other arrangements with the Macau Subsidiary otherwise assist Venetian Macau in securing such facilities, including by issuing guarantees in connection with any such facilities or otherwise lending such amounts to Venetian Macau for purposes of securing such equipment, in each case, to the extent permitted under the Senior Secured Credit Facility and the Indenture for the Mortgage Notes.

        The Company expects to consummate the issuance and sale of the Notes and enter into a bank commitment with respect to the Proposed Macau Revolver on August 21, 2003. At closing, the gross proceeds from the Notes offering are expected to be placed into an escrow account for an initial 60-day period with two additional 30-day extensions, together with interest on such Notes proceeds for each such periods, pending the receipt of certain regulatory approvals in Macau, the execution of a final credit agreement for the Proposed Macau Revolver and the satisfaction of certain other conditions. Upon the satisfaction of these conditions, the net proceeds from the Notes offering will be released to Venetian Macau to fund the construction and development of the Macau Casino. If these conditions are not satisfied within 120 days from the closing date, the Notes will be redeemed at 100% of their principal amount plus unpaid interest. Venetian Macau is currently in the process of negotiating FF&E commitments with various providers.

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 6   Commitments and Contingencies (Continued)

        The Company expects the funds provided by these sources to be sufficient to construct, develop and operate the Macau Casino, assuming there are no delay costs or construction cost overruns. If Venetian Macau incurs significant cost overruns, it may need to arrange for additional financing to pay for these costs. If it requires additional financing, the Company or its affiliates may incur additional bank borrowings or debt or equity financing. In addition, the construction and development of the Macau Venetian Casino Resort will require significant additional debt and/or equity financing.

        Through June 30, 2003, the Company has expended pre-opening and developmental expenses and capital expenditures of $28.9 million, in connection with all the Macau casino projects.

         Internet Gaming

        The Company entered into a joint venture agreement to assess the feasibility of and develop an Internet gaming site. During June of 2003, the Company issued a notice of default to its joint venture partner. The joint venture partner failed to cure the default within the prescribed 30-day period. The Company currently plans to continue to pursue the feasibility of an Internet gaming site. The Company received an interactive gaming license and an electronic betting center license from the Alderney Gambling Control Commission during March 2003, but has not yet established any operations. Through June 30, 2003, the Company had contributed $1.5 million to the joint venture.

         Other Ventures and Commitments

        During 2003, the Company entered into three lease termination and asset purchase agreements with Mall tenants. The first lease termination and asset purchase agreement provided for payments by the Company to a tenant of $800,000 during 2003, with 27 additional annual payments of $400,000. The second lease termination and asset purchase agreement provided for an initial deposit of $5.0 million which was paid by the Company during May 2003 and 15 subsequent monthly payments totaling $10.0 million beginning January 2004 plus interest at 6% per annum. The lease termination and asset transfer is expected to be completed at the end of 2003 at which time the subsequent monthly payments will commence. The third lease termination agreement and asset purchase agreement provided for an initial payment of $500,000 during 2003 and subsequent quarterly payments of $62,500 for ten years. The Company is negotiating with other potential tenants for the spaces to be vacated under the above-described agreements with the expectation that the new tenants will generate additional rental revenue for the Mall.

        The Company has also committed to enter into a joint venture to develop a new restaurant in the Venetizia room tower and invest $6.5 million in the joint venture and tenant allowances. The investment is expected to be funded during the third and fourth quarters of 2003.

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

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 7   Summarized Financial Information (Continued)

        Separate financial statements and other disclosures concerning each of Venetian and the Subsidiary Guarantors are not presented below because management believes that they are not material to investors. Summarized financial information of LVSI, Venetian, the Subsidiary Guarantors and the non-guarantor subsidiaries on a combined basis as of June 30, 2003 and December 31, 2002, and for the three and six month periods ended June 30, 2003 and June 30, 2002 is as follows (in thousands):

LAS VEGAS SANDS, INC.

Notes to Financial Statements (continued)

Note 7   Summarized Financial Information (continued)

CONDENSED BALANCE SHEETS
June 30, 2003

		Venetian	Other	Other Non-	Consolidating/
	Las Vegas	Casino	Guarantor	Guarantor	Eliminating
	Sands, Inc.	Resort LLC	Subsidiaries	Subsidiaries	Entries	Total
Cash and cash equivalents	$51,973	$3,773	$7,200	$13,415	$–	$76,361
Restricted cash	–	45,942	–	3,605	–	49,547
Intercompany receivable	22,161	–	–	–	(22,161)	–
Accounts receivable, net	35,304	15,792	–	252	–	51,348
Inventories	–	5,579	–	–	–	5,579
Prepaid expenses	846	3,516	–	426	–	4,788

Total current assets	110,284	74,602	7,200	17,698	(22,161)	187,623

Property and equipment, net	4,255	1,102,546	21,510	225,158	–	1,353,469
Investment in subsidiaries	1,019,843	149,272	–	–	(1,169,115)	–
Deferred offering costs, net	–	32,777	167	2,113	–	35,057
Other assets, net	3,865	18,309	–	7,996	–	30,170

	$1,138,247	$1,377,506	$28,877	$252,965	$(1,191,276)	$1,606,319

Accounts payable	$1,522	$11,389	$262	$543	$–	$13,716
Construction payables	–	36,992	2,546	109	–	39,647
Construction payables–contested	–	7,232	–	–	–	7,232
Intercompany payables	–	19,173	–	2,988	(22,161)	–
Accrued interest payable	–	4,676	–	152	–	4,828
Other accrued liabilities	16,837	52,692	–	1,686	–	71,215
Current maturities of long–term debt (1)	7,500	7,500	–	–	(7,500)	7,500

Total current liabilities	25,859	139,654	2,808	5,478	(29,661)	144,138

Other long–term liabilities	–	983	–	3,972	–	4,955
Long–term debt(1)	1,140,000	1,140,000	–	120,000	(1,140,000)	1,260,000

	1,165,859	1,280,637	2,808	129,450	(1,169,661)	1,409,093

Redeemable Preferred Interest in Venetian	–	224,838	–	–	–	224,838

Stockholders' equity (deficit)	(27,612)	(127,969)	26,069	123,515	(21,615)	(27,612)

	$1,138,247	$1,377,506	$28,877	$252,965	$(1,191,276)	$1,606,319

(1)    As more fully described in Note 4 Long-Term Debt, LVSI and Venetian are co-obligors of certain of the Company’s indebtedness. Accordingly, such indebtedness has been presented as an obligation of both entities in the above balance sheets.

LAS VEGAS SANDS, INC.

Notes to Financial Statements (continued)

Note 7   Summarized Financial Information (continued)

CONDENSED BALANCE SHEETS
December 31, 2002

		Venetian	Other	Other Non–	Consolidating/
	Las Vegas	Casino	Guarantor	Guarantor	Eliminating
	Sands, Inc.	Resort LLC	Subsidiaries	Subsidiaries	Entries	Total
Cash and cash equivalents	$46,746	$9,973	$25,771	$11,252	$–	$93,742
Restricted cash	–	19,936	–	1,944	–	21,880
Intercompany receivable	686	529	–	–	(1,215)	–
Accounts receivable, net	37,853	13,953	–	1,506	–	53,312
Inventories	–	5,070	–	–	–	5,070
Prepaid expenses	562	3,863	–	579	–	5,004

Total current assets	85,847	53,324	25,771	15,281	(1,215)	179,008

Property and equipment, net	4,722	967,442	4,821	214,843	–	1,191,828
Investment in subsidiaries	981,077	140,165	–	–	(1,121,242)	–
Deferred offering costs, net	–	35,351	–	2,664	–	38,015
Restricted cash	–	83,370	–	–	–	83,370
Other assets, net	4,115	17,195	–	3,150	–	24,460

	$1,075,761	$1,296,847	$30,592	$235,938	$(1,122,457)	$1,516,681

Accounts payable	$1,655	$9,804	$98	$644	$–	$12,201
Construction payables	–	27,332	2,395	–	–	29,727
Construction payables–contested	–	7,232	–	–	–	7,232
Intercompany payables	–	–	–	1,215	(1,215)	–
Accrued interest payable	–	4,156	–	180	–	4,336
Other accrued liabilities	24,739	54,182	–	1,664	–	80,585
Current maturities of long–term debt (1)	2,500	2,500	–	–	(2,500)	2,500

Total current liabilities	28,894	105,206	2,493	3,703	(3,715)	136,581

Other long–term liabilities	–	1,122	–	–	–	1,122
Long–term debt (1)	1,096,250	1,096,250	–	120,000	(1,096,250)	1,216,250

	1,125,144	1,202,578	2,493	123,703	(1,099,965)	1,353,953

Redeemable Preferred Interest in Venetian	–	212,111	–	–	–	212,111

Stockholders' equity (deficit)	(49,383)	(117,842)	28,099	112,235	(22,492)	(49,383)

	$1,075,761	$1,296,847	$30,592	$235,938	$(1,122,457)	$1,516,681

(1)     As more fully described in Note 4 Long-Term Debt, LVSI and Venetian are co-obligors of certain of the Company's indebtedness. Accordingly, such indebtedness has been presented as an obligation of both entities in the above balance sheets.

LAS VEGAS SANDS, INC.

Notes to Financial Statements (continued)

Note 7   Summarized Financial Information (continued)

CONDENSED STATEMENT OF OPERATIONS
For the three months ended June 30, 2003

		Venetian	Other	Other Non–	Consolidating/
	Las Vegas	Casino	Guarantor	Guarantor	Eliminating
	Sands, Inc.	Resort LLC	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$63,378	$–	$–	$–	$–	$63,378
Rooms	–	56,439	–	–	–	56,439
Food and beverage	–	20,817	–	–	–	20,817
Casino rental revenues from LVSI	–	10,681	–	–	(10,681)	–
Retail and other	232	9,724	–	9,548	(283)	19,221

Total revenues	63,610	97,661	–	9,548	(10,964)	159,855
Less promotional allowances	–	(1,345)	–	–	(8,088)	(9,433)

Net revenues	63,610	96,316	–	9,548	(19,052)	150,422

Operating expenses:
Casino	46,051	–	–	–	(15,514)	30,537
Rooms	–	15,930	–	–	(1,375)	14,555
Food and beverage	–	11,451	–	–	(1,779)	9,672
Retail and other	–	5,362	–	3,707	(278)	8,791
Provision for doubtful accounts	735	300	–	–	–	1,035
General and administrative	499	23,545	–	413	(106)	24,351
Corporate expense	1,190	998	–	–	–	2,188
Rental expense	175	1,713	–	636	–	2,524
Pre–opening and developmental expense	–	1,126	1,892	–	–	3,018
Depreciation and amortization	450	9,502	–	1,299	–	11,251

	49,100	69,927	1,892	6,055	(19,052)	107,922

Operating income (loss)	14,510	26,389	(1,892)	3,493	–	42,500

Other income (expense):
Interest income	165	144	36	33	–	378
Interest expense, net of amounts capitalized	–	(25,912)	–	(1,284)	–	(27,196)
Other income (expense)	–	306	–	(47)	–	259
Income from equity investment in Grand
Canal Shops II	66	2,129	–	–	(2,195)	–
Income (loss) from equity investment
in VCR and subsidiaries	1,200	(1,856)	–	–	656	–

Income (loss) before preferred return	15,941	1,200	(1,856)	2,195	(1,539)	15,941
Preferred return on Redeemable Preferred
Interest in Venetian Casino Resort, LLC	(6,364)	–	–	–	–	(6,364)

Net income (loss)	$9,577	$1,200	$(1,856)	$2,195	$(1,539)	$9,577

LAS VEGAS SANDS, INC.

Notes to Financial Statements (continued)

Note 7   Summarized Financial Information (continued)

CONDENSED STATEMENT OF OPERATIONS
For the three months ended June 30, 2002

		Venetian	Other	Other Non-	Consolidating/
	Las Vegas	Casino	Guarantor	Guarantor	Eliminating
	Sands, Inc.	Resort LLC	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$46,820	$–	$–	$–	$–	$46,820
Rooms	–	52,635	–	–	–	52,635
Food and beverage	–	17,654	–	–	–	17,654
Casino rental revenue from LVSI	–	10,969	–	–	(10,969)	–
Retail and other	1,420	8,622	–	10,358	(1,714)	18,686

Total revenue	48,240	89,880	–	10,358	(12,683)	135,795
Less promotional allowances	–	(1,015)	–	–	(6,615)	(7,630)

Net revenues	48,240	88,865	–	10,358	(19,298)	128,165

Operating expenses:
Casino	39,798	–	–	–	(14,629)	25,169
Rooms	–	14,496	–	–	(904)	13,592
Food and beverage	–	10,670	–	–	(1,921)	8,749
Retail and other	–	4,715	–	3,522	(375)	7,862
Provision for doubtful accounts	2,839	2,100	–	–	–	4,939
General and administrative	673	21,872	–	516	(136)	22,925
Corporate expense	1,938	976	–	–	–	2,914
Rental expense	252	2,350	–	606	(1,333)	1,875
Pre–opening and developmental expense	–	5	1,401	–	–	1,406
Depreciation and amortization	–	9,794	–	1,170	–	10,964

	45,500	66,978	1,401	5,814	(19,298)	100,395

Operating income (loss)	2,740	21,887	(1,401)	4,544	–	27,770

Other income (expense):
Interest income	44	414	–	11	–	469
Interest expense, net of amounts capitalized	(15)	(25,759)	–	(1,909)	–	(27,683)
Interest expense on indebtedness to
Principal Stockholder	–	(805)	–	(871)	–	(1,676)
Other income (expense)	–	(307)	–	–	–	(307)
Loss on early retirement of debt	–	(41,236)	–	(1,527)	–	(42,763)
Loss from equity investment in Grand
Canal Shops II	(12)	(376)	–	–	388	–
Loss from equity investment in VCR
and subsidiaries	(46,947)	(765)	–	–	47,712	–

Income (loss) before preferred return	(44,190)	(46,947)	(1,401)	248	48,100	(44,190)
Preferred return on Redeemable Preferred
Interest in Venetian Casino Resort, LLC	(5,664)	–	–	–	–	(5,664)

Net income (loss)	$(49,854)	$(46,947)	$(1,401)	$248	$48,100	$(49,854)

LAS VEGAS SANDS, INC.

Notes to Financial Statements (continued)

Note 7   Summarized Financial Information (continued)

CONDENSED STATEMENT OF OPERATIONS
For the six months ended June 30, 2003

		Venetian	Other	Other Non-	Consolidating/
	Las Vegas	Casino	Guarantor	Guarantor	Eliminating
	Sands, Inc.	Resort LLC	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$136,691	$–	$–	$–	$–	$136,691
Rooms	–	113,930	–	–	–	113,930
Food and beverage	–	40,885	–	–	–	40,885
Casino rental revenues from LVSI	–	21,313	–	–	(21,313)	–
Retail and other	125	18,100	–	19,362	(569)	37,018

Total revenues	136,816	194,228	–	19,362	(21,882)	328,524
Less promotional allowances	–	(2,382)	–	–	(17,055)	(19,437)

Net revenues	136,816	191,846	–	19,362	(38,937)	309,087

Operating expenses:
Casino	94,925	–	–	–	(31,470)	63,455
Rooms	–	31,922	–	–	(2,840)	29,082
Food and beverage	–	22,964	–	–	(3,850)	19,114
Retail and other	–	9,806	–	7,336	(527)	16,615
Provision for doubtful accounts	4,156	600	–	–	–	4,756
General and administrative	1,558	48,710	–	945	(250)	50,963
Corporate expense	2,528	2,261	–	–	–	4,789
Rental expense	363	3,422	–	1,282	–	5,067
Pre–opening and developmental expense	–	1,126	3,719	–	–	4,845
Depreciation and amortization	894	18,580	–	2,514	–	21,988

	104,424	139,391	3,719	12,077	(38,937)	220,674

Operating income (loss)	32,392	52,455	(3,719)	7,285	–	88,413

Other income (expense):
Interest income	241	414	103	66	–	824
Interest expense, net of amounts capitalized	(52)	(52,156)	–	(2,524)	–	(54,732)
Other income (expense)	–	886	–	(67)	–	819
Income from equity investment in Grand
Canal Shops II	143	4,617	–	–	(4,760)	–
Income (loss) from equity investment in
VCR and subsidiaries	2,600	(3,616)	–	–	1,016	–

Income (loss) before preferred return	35,324	2,600	(3,616)	4,760	(3,744)	35,324
Preferred return on Redeemable Preferred
Interest in Venetian Casino Resort, LLC	(12,727)	–	–	–	–	(12,727)

Net income (loss)	$22,597	$2,600	$(3,616)	$4,760	$(3,744)	$22,597

LAS VEGAS SANDS, INC.

Notes to Financial Statements (continued)

Note 7   Summarized Financial Information (continued)

CONDENSED STATEMENT OF OPERATIONS
For the six months ended June 30, 2002

		Venetian	Other	Other Non-	Consolidating/
	Las Vegas	Casino	Guarantor	Guarantor	Eliminating
	Sands, Inc.	Resort LLC	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$97,293	$–	$–	$–	$–	$97,293
Rooms	–	109,013	–	–	–	109,013
Food and beverage	–	39,533	–	–	–	39,533
Casino rental revenue from LVSI	–	22,531	–	–	(22,531)	–
Retail and other	1,569	16,971	–	20,952	(4,045)	35,447

Total revenue	98,862	188,048	–	20,952	(26,576)	281,286
Less promotional allowances	–	(1,765)	–	–	(14,923)	(16,688)

Net revenues	98,862	186,283	–	20,952	(41,499)	264,598

Operating expenses:
Casino	86,042	–	–	–	(31,178)	54,864
Rooms	–	28,695	–	–	(2,069)	26,626
Food and beverage	–	22,656	–	–	(3,936)	18,720
Retail and other	–	9,036	–	6,631	(703)	14,964
Provision for doubtful accounts	5,124	3,150	–	–	–	8,274
General and administrative	1,420	42,369	–	883	(280)	44,392
Corporate expense	2,937	1,886	–	–	–	4,823
Rental expense	462	5,306	–	1,094	(3,333)	3,529
Pre–opening and developmental expense	–	5	2,066	–	–	2,071
Depreciation and amortization	–	19,604	–	2,345	–	21,949

	95,985	132,707	2,066	10,953	(41,499)	200,212

Operating income (loss)	2,877	53,576	(2,066)	9,999	–	64,386

Other income (expense):
Interest income	160	462	–	28	–	650
Interest expense, net of amounts capitalized	(17)	(47,867)	–	(4,181)	–	(52,065)
Interest expense on indebtedness to
Principal Stockholder	–	(1,914)	–	(2,096)	–	(4,010)
Other income	–	363	–	–	–	363
Loss on early retirement of debt	–	(41,236)	–	(1,527)	–	(42,763)
Loss from equity investment in Grand
Canal Shops II	(2)	(65)	–	–	67	–
Loss from equity investment in VCR
and subsidiaries	(36,457)	224	–	–	36,233	–

Income (loss) before preferred return	(33,439)	(36,457)	(2,066)	2,223	36,300	(33,439)
Preferred return on Redeemable Preferred
Interest in Venetian Casino Resort, LLC	(11,327)	–	–	–	–	(11,327)

Net income (loss)	$(44,766)	$(36,457)	$(2,066)	$2,223	$36,300	$(44,766)

LAS VEGAS SANDS, INC.

Notes to Financial Statements (continued)

Note 7   Summarized Financial Information (continued)

CONDENSED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2003

		Venetian	Other	Other Non-	Consolidating/
	Las Vegas	Casino	Guarantor	Guarantor	Eliminating
	Sands, Inc.	Resort LLC	Subsidiaries	Subsidiaries	Entries	Total
Net cash provided by (used in) operating activities	$27,955	$20,358	$(3,417)	$8,251	$–	$53,147

Cash flows from investing activities:
(Increase) decrease in restricted cash	–	57,364	–	(1,661)	–	55,703
Notes receivable from stockholders	(826)	–	–	–	–	(826)
Capital expenditures	(427)	(152,336)	(14,952)	(6,200)	–	(173,915)

Net cash used in investing activities	(1,253)	(94,972)	(14,952)	(7,861)	–	(119,038)

Cash flows from financing activities:
Proceeds from senior secured credit facility–term A	–	50,000	–	–	–	50,000
Repayments on senior secured credit facility–term B	–	(1,250)	–	–	–	(1,250)
Repayments on bank credit facility–revolver	–	(470)	–	–	–	(470)
Proceeds from bank credit facility–revolver	–	470	–	–	–	470
Payments of deferred offering costs	–	(38)	(202)	–	–	(240)
Net change in intercompany accounts	(21,475)	19,702	–	1,773	–	–

Net cash provided by (used in) financing activities	(21,475)	68,414	(202)	1,773	–	48,510

Increase (decrease) in cash and cash equivalents	5,227	(6,200)	(18,571)	2,163	–	(17,381)
Cash and cash equivalents at beginning of period	46,746	9,973	25,771	11,252	–	93,742

Cash and cash equivalents at end of period	$51,973	$3,773	$7,200	$13,415	$–	$76,361

LAS VEGAS SANDS, INC.

Notes to Financial Statements (continued)

Note 7    Summarized Financial Information (continued)

CONDENSED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2002

		Venetian	Other	Other Non–	Consolidating/
	Las Vegas	Casino	Guarantor	Guarantor	Eliminating
	Sands, Inc.	Resort LLC	Subsidiaries	Subsidiaries	Entries	Total
Net cash provided by (used in) operating activities	$3,250	$7,552	$(2,066)	$6,830	$–	$15,566

Cash flows from investing activities:
Increase in restricted cash ($185.0 million
for Phase IA construction and $116.9 million
for debt defeasance on July 5, 2002)	–	(302,796)	–	(147)	–	(302,943)
Capital expenditures	–	(31,977)	–	(3,621)	–	(35,598)
Dividend from Grand Canal Shops II LLC	–	21,590	–	–	(21,590)	–
Capital contributions to subsidiaries	–	(40,974)	–	–	40,974	–

Net cash used in investing activities	–	(354,157)	–	(3,768)	19,384	(338,541)

Cash flows from financing activities:
Dividend to Venetian Casino Resort LLC	–	–	–	(21,590)	21,590	–
Capital contribution from Venetian
Casino Resort LLC	–	–	2,066	38,908	(40,974)	–
Repayments on 12 ¼% mortgage notes	–	(316,558)	–	–	–	(316,558)
Proceeds from 11% mortgage notes	–	850,000	–	–	–	850,000
Repayments on senior subordinated notes	–	(95,690)	–	–	–	(95,690)
Proceeds from secured mall facility	–	–	–	120,000	–	120,000
Repayments on mall–tranche A take–out loan	–	–	–	(105,000)	–	(105,000)
Repayments on mall–tranche B take–out loan	–	–	–	(35,000)	–	(35,000)
Repayments on completion guaranty loan	–	(31,124)	–	–	–	(31,124)
Proceeds from senior secured credit facility–term B	–	250,000	–	–	–	250,000
Repayments on bank credit facility–term	–	(151,986)	–	–	–	(151,986)
Repayments on bank credit facility–revolver	–	(61,000)	–	–	–	(61,000)
Proceeds from bank credit facility–revolver	–	21,000	–	–	–	21,000
Repayments on FF&E credit facility	–	(53,735)	–	–	–	(53,735)
Repayments on Phase II Subidiary credit facility	–	–	–	(3,933)	–	(3,933)
Repayments on Phase II Subidiary unsecured
bank loan	–	–	–	(1,092)	–	(1,092)
Repurchase premiums incurred in connection
with refinancing transctions	–	(26,691)	–	–	–	(26,691)
Payments of deferred offering costs	–	(36,820)	–	(3,153)	–	(39,973)
Net change in intercompany accounts	(9,969)	7,897	–	2,072	–	–

Net cash provided by (used in) financing activities	(9,969)	355,293	2,066	(8,788)	(19,384)	319,218

Increase (decrease) in cash and cash equivalents	(6,719)	8,688	–	(5,726)	–	(3,757)
Cash and cash equivalents at beginning of period	37,367	7,806	8	9,755	–	54,936

Cash and cash equivalents at end of period	$30,648	$16,494	$8	$4,029	$–	$51,179

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

General

        The Company owns and operates the Venetian Casino Resort (the "Casino Resort"), a large-scale Renaissance Venice-themed hotel, casino, retail, meeting and entertainment complex in Las Vegas, Nevada. The Company completed an expansion described below of the Casino Resort during the second quarter of 2003, which opened for business on June 26, 2003. Following its expansion, the Casino Resort includes the only all-suites hotel on the Las Vegas Strip with 4,049 suites; a gaming facility of approximately 116,000 square feet; an enclosed retail, dining and entertainment complex of approximately 446,000 gross leasable square feet; and a meeting and conference facility of approximately 650,000 square feet of convention space.

        During the first two quarters of 2002, the Company’s operating results were negatively impacted by a decline in tourism following the terrorist attacks of September 11, 2001 and an economic downturn. Despite the decline in tourism and economic downturn early in 2002, several of the Company’s financial indicators improved in the last two quarters of 2002 and the first two quarters of 2003 due in large part to: (1) forward hotel room and meeting space bookings from conventions and trade shows at the Casino Resort; (2) increased room occupancies; (3) a recurring revenue stream from the retail mall in the Casino Resort (the “Mall”); and (4) successful cost-cutting initiatives. Although the Company expects its results to continue to compare favorably with fiscal 2002, the extent to which decreased tourism and an economic downturn will directly or indirectly impact operating results in the future cannot be predicted, nor can the Company predict the extent to which future security alerts and/or additional terrorist attacks may impact operations.

        On June 4, 2002, the Company completed a series of refinancing transactions (collectively, the “Refinancing Transactions”) including: (1) the issuance of $850.0 million in aggregate principal amount of 11% mortgage notes due 2010 (the “Mortgage Notes”) in a private placement; (2) entering into a new senior secured credit facility (the “Senior Secured Credit Facility”) with a syndicate of lenders in an aggregate amount of $375.0 million; and (3) entering into a secured mall facility (the “Secured Mall Facility”) in an aggregate amount of $105.0 million, which was subsequently increased to $120.0 million on June 28, 2002, and used the proceeds to repay, redeem or repurchase all of its previously outstanding indebtedness, to finance the construction and development of the extension to the Casino Resort to add an 1,013-room hotel tower on top of the Casino Resort’s existing parking garage, an approximately 1,000-parking space expansion to the existing parking garage and approximately 150,000 square feet of additional meeting and conference space (the “Phase IA Addition”) and to pay all fees and expenses associated with the Refinancing Transactions. The Phase IA Addition construction was completed during the second quarter of 2003 and the new facilities were open for business on June 26, 2003 at a total cost of approximately $275.0 million excluding $9.0 million to expand the Casino Resort’s heating, ventilation and air conditioning facility (the “HVAC Plant Expansion”) to accommodate the Phase IA Addition.

LAS VEGAS SANDS, INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        On June 26, 2002, the Macau government granted a provisional concession to operate casinos in Macau to Venetian Macau and Galaxy, a consortium of Macau and Hong Kong-based investors. During December 2002, Venetian Macau and Galaxy entered into a subconcession agreement. The subconcession agreement with Galaxy was recognized and approved by the Macau government and allows Venetian Macau to develop and operate certain casino projects, including the Macau Casino, separately from Galaxy.

        Under the subconcession agreement, Venetian Macau is obligated to develop and open the Macau Venetian Casino Resort by June 2006 and invest, or cause to be invested, at least 4.4 billion Patacas (approximately $548.0 million at exchange rates in effect on July 25, 2003) in various development projects in Macau by June 2009. The construction and development costs of the Macau Casino will be applied to the fulfillment of this total investment obligation to the Macau government. It is expected that the construction and development costs of the Macau Venetian Casino Resort will satisfy the remainder of this obligation. Assuming that all of the current estimated construction and development costs of the Macau Casino are applied towards fulfilling the investment obligations under the subconcession agreement, remaining investment obligations under the subconcession agreement will be approximately $237.6 million. To support this obligation, a Macau bank and a subsidiary of the Company, Lido Casino Resort Holding Company, LLC, has guaranteed 500 million Patacas (approximately $62.0 million at exchange rates in effect on July 25, 2003) of Venetian Macau’s legal and contractual liabilities to the Macau government until March 31, 2007. These development and investment obligations may be satisfied by Venetian Macau and/or its affiliates, including the Company.

        Venetian Macau began construction of the Macau Casino in December 2002 and expects to open the main casino portion of the Macau Casino during the first quarter of 2004 and the remainder of the Macau Casino by June 2004. The Company currently estimates the total cost of constructing, developing and operating the Macau Casino, including design costs, construction costs, equipment costs, working capital and pre-opening expenses, will be approximately $237.6 million (including approximately $11.3 million as contingency).

        Through June 30, 2003, the Company has expended pre-opening and developmental expenses and capital expenditures of $28.9 million, in connection with all the Macau casino projects. See “–Liquidity and Capital Resources – Macau Casino Projects”.

        The Company entered into a joint venture agreement to assess the feasibility of and develop an Internet gaming site. During June of 2003, the Company issued a notice of default to its joint venture partner. The joint venture partner failed to cure the default within the prescribed 30-day period. The Company currently plans to continue to pursue the feasibility of an Internet gaming site. The Company received an interactive gaming license and an electronic betting center license from the Alderney Gambling Control Commission during March 2003, but has not yet established any operations. Through June 30, 2003, the Company had contributed $1.5 million to the joint venture.

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

        The Company believes that the following critical accounting policies affect significant judgments and estimates used in the preparation of its consolidated financial statements:

•	The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic conditions. If the financial condition of customers were to deteriorate, or if a customer refuses to pay or disputes any such payment, additional allowances may be required.

•	The Company maintains accruals for health and workers compensation self-insurance, slot club point redemption and group sales commissions, which are classified in other accrued liabilities in the consolidated balance sheets. Management determines the adequacy of these accruals by periodically evaluating the historical experience and projected trends related to these accruals. If such information indicates that the accruals are overstated or understated, or if business conditions indicate the Company should adjust the assumptions utilized in the methodologies, the Company will reduce or provide for additional accruals as appropriate.

•	The Company is subject to various claims and legal actions, including lawsuits with Lehrer McGovern Bovis, Inc. (the “Construction Manager”) for the original construction of the Casino Resort. Some of these matters relate to personal injuries to customers and damage to customers’ personal assets. Management has established no accrual for any gain or loss in connection with the construction litigation because such gain or loss, while reasonably possible has not been determined to be probable, nor can it be measured with any reasonable certainty. Management estimates guest claims expense and accrues for such liabilities based upon historical experience in the other accrued liability category in its consolidated balance sheet.

•	At June 30, 2003, the Company had net property and equipment of $1.4 billion representing 84% of its total assets. The Company depreciates property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategy. Future events, such as property expansions, property developments, new competition, new regulations, could result in a change in the manner in which the Company are using certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment if events and circumstance warrant such an assessment, the Company must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change, the Company may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

LAS VEGAS SANDS, INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Operating Results

         Three Months Ended June 30, 2003 compared to Three Months Ended June 30, 2002

         Operating Revenues

        Consolidated net revenues for the second quarter of 2003 were $150.4 million, representing an increase of $22.2 million when compared with $128.2 million of consolidated net revenues during the second quarter of 2002. The increase in net revenues was due primarily to an increase of casino, hotel, and food and beverage revenues at the Casino Resort. This favorable comparison of net revenues for the second quarter of 2003 with net revenues for the 2002 second quarter is partially the result of the decline in visitation to Las Vegas in the first and second quarters of 2002 after the September 11, 2001 terrorist attacks, and an improved hotel average daily room rate and casino win percentage during the second quarter of 2003 as compared to the same period during 2002.

        The Casino Resort’s casino revenues were $63.4 million in the second quarter of 2003, an increase of $16.6 million when compared to $46.8 million of casino revenues during the second quarter of 2002. The increase was attributable to an increase in table games win percentage during the second quarter of 2003 as compared to the table games win percentage in the second quarter of 2002, and an increase in table games drop (volume) to $198.5 million in the second quarter of 2003 from $181.3 million during the second quarter of 2002. Casino win percentage is relatively predicable over long periods of time, but can fluctuate significantly over shorter periods, such as between fiscal quarters.

        The Casino Resort achieved hotel revenues of $56.4 million during the second quarter of 2003, as compared to $52.6 million during the second quarter of 2002. The increase in hotel revenues was the result of an increase in average daily room rates, and an increase in room occupancy. The Casino Resort’s average daily room rate was $206 in the second quarter of 2003, as compared to $196 during the second quarter of 2002. The occupancy of available guestrooms was 97.9% during the second quarter of 2003, as compared to 97.6% during the second quarter of 2002. Revenue per available room (REVPAR) was $202 in the second quarter of 2003, as compared to $191 during the second quarter of 2002.

        Food and beverage, retail and other revenues were $40.0 million during the second quarter of 2003, as compared to $36.3 million during the second quarter of 2002. The increase was primarily attributable to an increase in banquet revenue.

      Operating Expenses

        Consolidated operating expenses were $107.9 million in the second quarter of 2003, as compared with $100.4 million during the second quarter of 2002. The increase was primarily attributable to an increase in general and administrative costs, casino marketing and incentive costs and casino payroll costs.

        Casino expenses were $30.5 million in the second quarter of 2003, as compared to $25.2 million during the second quarter of 2002. The increase was primarily attributable to an increase in casino marketing and other casino operating expenses due to increased casino drop and revenue during the second quarter of 2003.

        General and administrative expenses were $24.4 million in the second quarter of 2003, as compared to $22.9 million in the same period of 2002 primarily the result of increased security and utility costs.

        Food and beverage, retail and other expenses during the second quarter of 2003 were $18.5 million as compared to $16.6 million during the second quarter of 2002. The increase was primarily the result of increased food and beverage revenues.

LAS VEGAS SANDS, INC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        Rental expenses, primarily related to the Casino Resort’s heating, ventilation and air conditioning plant, rental of gaming devices and employee parking, were $2.5 million for the first quarter of 2003, as compared to $1.9 million in the first quarter of 2002. The increase was primarily attributable to the rental of additional parking spaces for employees during the construction of the Phase IA Addition.

        The provision for doubtful accounts were $1.0 million in the second quarter of 2003 as compared to $4.9 million during the second quarter of 2002. The decrease was primarily the result of increase cash play in the casino and provisions for doubtful accounts during 2002 related to the Guggenheim Art of the Motorcycle Exhibits.

      Interest Expense

        Interest expense was $27.2 million in the first quarter of 2003, as compared to $29.4 million in the same period of 2002. Of the $27.2 million incurred during the first quarter of 2003, $25.9 million was related to the Casino Resort (excluding the Mall) and $1.3 million was related to the Mall. The decrease in interest expense was attributable to decreases in the average interest rates of outstanding debt and the capitalization of interest expense in connection with construction of the Phase IA Addition offset by additional borrowings from the Refinancing Transactions.

      Six Months Ended June 30, 2003 compared to Six Months Ended June 30, 2002

      Operating Revenues

        Consolidated net revenues for the six months ended June 30, 2003 were $309.1 million, representing a increase of $44.5 million when compared with $264.6 million of consolidated net revenues during the six months ended June 30, 2002. The increase in net revenues was primarily due to an increase of casino, hotel, food and beverage and Grand Canal Shops revenue at the Casino Resort, which was partially offset by decreases in other revenues.

        The Casino Resort’s casino revenues were $136.7 million for the six months ended June 30, 2003; an increase of $39.4 million when compared to $97.3 million during the six months ended June 30, 2002. The increase was attributable to increased table games drop (volume) to $419.2 million for the six months ended June 30, 2003 from $398.8 million during the six months ended June 30, 2002 and an improved table games win percentage. Casino win percentage is relatively predicable over long periods of time, but can fluctuate significantly over shorter periods, such as between fiscal quarters.

        The Casino Resort’s hotel occupancy percentages were 97.7% during the six months ended June 30, 2003, as compared to 97.8% during the same period 2002. The Casino Resort achieved room revenues during the six months ended June 30, 2003 of $113.9 million, compared to $109.0 million during the six months ended June 30, 2002. The Casino Resort’s average daily room rate was $211 for the six months ended June 30, 2003, compared to $204 during the six months ended June 30, 2002.

        Food and beverage, retail and other revenues were $77.9 million during the six months ended June 30, 2003, compared to $75.0 million during the six months ended June 30, 2002. The increase was primarily attributable to increased rents from the Mall and increased food and beverage revenues.

      Operating Expenses

        Consolidated operating expenses were $220.7 million for the six months ended June 30, 2003, compared with $200.2 million during the six months ended June 30, 2002. The increase in operating expenses was primarily attributable to increases in casino marketing and incentive costs, and casino payroll costs associated with higher casino revenue.

LAS VEGAS SANDS, INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        Casino expenses were $63.5 million for the six months ended June 30, 2003, compared to $54.9 million during the same period of 2002. The increase was primarily attributable to increased casino marketing and incentive costs during the six months ended June 30, 2003 as well as increases in payroll costs and gaming taxes due to higher gaming volumes and revenues.

        Food and beverage, retail and other expenses during the six months ended June 30, 2003 were $35.7 million as compared to $33.7 million during the second quarter of 2002. The increase was associated with an increase in banquet revenue during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

        Rental expenses primarily related to the Casino Resort’s heating, ventilation and air conditioning plant, rental of gaming devices and employee parking for the six months ended June 30, 2003 were $5.1 million. Rental expenses were $3.5 million for the six months ended June 30, 2002. The increase in rental expenses was primarily attributable to increased cost associated with operating the HVAC Plant and rental of employee parking during construction of the Phase IA Addition.

        The provision for doubtful accounts were $4.9 million in the first half of 2003 as compared to $8.3 million during the first half of 2002. The decrease was primarily the result of increase cash play in the casino and provisions for doubtful accounts during 2002 related to the Guggenheim Art of the Motorcycle Exhibits.

      Interest Expense

        Interest expense was $54.7 million for the six months ended June 30, 2003, compared to $56.1 million in the same period of 2002. Of the $54.7 million incurred during the six months ended June 30, 2003, $52.2 million was related to the Casino Resort (excluding the Mall) and $2.5 million was related to the Mall. The decrease in interest expense was attributable to decreases in the average interest rates of the Company’s outstanding debt during the six months ended June 30, 2003 as compared to the same period during 2002 and the capitalization of additional interest expense in connection with the Phase IA Addition, net of increased interest expense associated with additional borrowings from the Company’s Refinancing Transactions.

Other Factors Affecting Earnings

        During the three and six months ended June 30, 2003 and June 30, 2002, $6.4 million and $12.7 million, and $5.7 million and $11.3 million respectively, were accrued on the Series B preferred interest in Venetian (the “Series B Preferred Interest”) related to the contributions made.

        During the three and six months ended June 30, 2003, the Company incurred $1.9 million and $3.7 million respectively, of pre-opening and development expenses, related to pre-development expenses for the Macau Casino project and $1.1 million and $1.1 million respectively, of pre-opening expenses related to opening of the Phase IA Addition.

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

LAS VEGAS SANDS, INC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

      Cash Flow and Capital Expenditures

        Net cash provided by operating activities for the six months ended June 30, 2003 was $53.1 million as compared to $15.6 million in the same period of 2002. The Company’s operating cash flow in 2003 was positively impacted as compared to the prior year’s six month period primarily because of the $24.0 million increase in operating income, decreases of accounts receivable and other assets, and a net increase in accounts payable and accrued liabilities.

        Capital expenditures during the six months ended June 30, 2003 were $173.9 million, of which $143.8 million was attributable to construction of the Phase IA Addition and $16.5 million was attributable to the Macau Casino project with the balance having been incurred for maintenance type capital expenditures at the Casino Resort. The Company expects capital expenditures in 2003 to total approximately $350.0 million including estimated Macau Casino development cost of $150.0 million, and Phase IA construction cost, HVAC Plant Expansion cost and maintenance type capital expenditures at the Casino Resort of approximately $200.0 million.

        As of June 30, 2003 and December 31, 2002, the Company held unrestricted cash and cash equivalents of $76.4 million and $93.7 million, respectively. The Company also held restricted cash balances of $49.5 million as of June 30, 2003. Of this amount, $43.8 million was held in restricted accounts and invested in cash or permitted investments by a disbursement agent for the Senior Secured Credit Facility lenders until required for Phase IA Addition project costs under the disbursement terms of the Senior Secured Credit Facility. Additionally, the Senior Secured Credit Facility’s senior secured delayed draw facility (the “Term A Facility”) provide for a delayed draw term loan of $50.0 million which the Company drew in full on May 16, 2003. The proceeds of the Term A Facility were deposited into the senior secured credit facility lenders disbursement account to pay Phase IA Addition project costs. The Company currently anticipates that the funds in the disbursement account will be sufficient to pay for all of the remaining costs and construction payables of the Phase IA Addition (excluding the HVAC Plant expansion). In addition, the Company will spend $9.0 million to pay for the HVAC Plant Expansion. The Company expects that the HVAC Plant Expansion will be funded by either a new $15 million furniture, fixtures and equipment debt facility or by operating cash flow. Substantial completion of the Phase 1A Addition occurred on June 27, 2003.

        The Company has also committed to enter into a joint venture to develop a new restaurant in the Venetizia room tower and invest $6.5 million in the joint venture and tenant allowances. The investment is expected to be funded during the third and fourth quarters of 2003.

LAS VEGAS SANDS, INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

      Aggregate Indebtedness and Other Fixed Payment Obligations

        The Company’s total long-term indebtedness and its fixed payment obligations to Sempra Energy Solutions (the “HVAC Provider”), the provider of heating and air conditioning to the Casino Resort and the approximately 1.15 million square foot Sands Expo and Convention Center (the “Expo Center”) that the Casino Resort is physically connected to, are summarized below for the twelve month periods ended June 30:

	2004	2005	2006	2007	2008	Thereafter	Total

	(Dollars in Thousands)

Long -Term Indebtedness
Mortgage Notes	$–	$–	$–	$–	$–	$850,000	$850,000
Senior Secured Credit Facility (1)	7,500	12,500	17,500	22,500	237,500	–	297,500
Secured Mall Facility (2)	–	120,000	–	–	–	–	120,000

Fixed Payment Obligations
HVAC Provider(3)	7,657	7,657	7,657	7,657	7,657	7,657	45,942
Former Tenants(4)	5,150	6,650	650	650	650	10,102	23,852

Total indebtedness and other
fixed payment obligations	$20,307	$146,807	$25,807	$30,807	$245,807	$867,759	$1,337,294

(1)	The Senior Secured Credit Facility will mature on June 4, 2008 and will be subject to nominal quarterly amortization payments, beginning September 30, 2002 and continuing through June 30, 2007, and equal quarterly amortization payments of the balance of this facility thereafter. The senior secured delayed draw facility was drawn on May 16, 2003 and will mature on June 4, 2007 and is subject to quarterly amortization payments commencing on December 31, 2003. Indebtedness under the senior secured revolving credit facility will mature on June 4, 2007 with no interim amortization.

(2)	The $120.0 million Secured Mall Facility will mature on June 10, 2005 (subject to extension for two terms of one year each), with no amortization.

(3)	The Company and the Grand Canal Shops II, LLC, an indirect subsidiary of LVSI (the “New Mall Subsidiary”) are parties to a services agreement with a third party for thermal energy (heating ventilating and air conditioning) (HVAC) for the Casino Resort. The total remaining payment obligation under these arrangements was $45.9 million as of June 30, 2003, payable in equal monthly installments through July 1, 2009.

(4)	The Company and Grand Canal Shops II, LLC are party to tenant lease termination and asset purchase agreements. The total remaining payment obligations under these arrangements was $23.9 million as of June 30, 2003.

        Under the terms of its existing indebtedness, the Company has debt principal payments due aggregating $7.5 million during the next twelve months, representing principal payments on the Senior Secured Credit Facility. Based on current outstanding indebtedness and current interest rates on the Senior Secured Credit Facility and the Secured Mall Facility, the Company has estimated total interest payments during the next twelve months (excluding noncash amortization of debt offering costs) of approximately $105.8 million for indebtedness secured by the Casino Resort and approximately $3.8 million for indebtedness secured by the Mall. In addition, Venetian Macau is in the process of seeking an additional $165.0 million of indebtedness to complete the Macau Casino which would require additional interest expense. See “Item 1 – Financial Statements and Supplementary Data – Notes to Financial Statements – Note 6 – Commitments and Contingencies – Macau Casino Projects.”

LAS VEGAS SANDS, INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        During 2003, the Company entered into three lease termination and asset purchase agreements with Mall tenants. The first lease termination and asset purchase agreement provided for payments by the Company to a tenant of $800,000 during 2003, with 27 additional annual payments of $400,000. The second lease termination and asset purchase agreement provided for an initial deposit of $5.0 million which was paid by the Company during May 2003 and 15 subsequent monthly payments totaling $10.0 million beginning January 2004 plus interest at 6% per annum. The lease termination and asset transfer is expected to be completed at the end of 2003 at which time the subsequent monthly payments will commence. The third lease termination agreement and asset purchase agreement provided for an initial payment of $500,000 during 2003 and subsequent quarterly payments of $62,500 for ten years. The Company is negotiating with other potential tenants for the spaces to be vacated under the above-described agreements with the expectation that the new tenants will generate additional rental revenue for the Mall.

        The Company also has fixed payments obligations due during the next twelve months of $7.7 million under its energy service agreements with the HVAC Provider. The total remaining payment obligation under this arrangement is $45.9 million, payable in equal monthly installments during the period of July 1, 2003 through July 1, 2009.

      Existing Debt

        On June 4, 2002, the Company issued $850.0 million in aggregate principal amount of Mortgage Notes in a private placement offering and entered into the Senior Secured Credit Facility in an aggregate amount of $375.0 million and the Secured Mall Facility in the aggregate amount of $105.0 million (subsequently increased to $120.0 million on June 28, 2002). See “- Item 1 – Notes to Financial Statements — Note 4 – Long-Term Debt – Mortgage Notes” and “-Senior Secured Credit Facility.” The Company used the proceeds of the Refinancing Transactions to repay, redeem or repurchase all of its outstanding indebtedness, to finance the construction and development of the Phase IA Addition and to pay all fees and expenses associated with the Refinancing Transactions. In addition, the completion guarantee of the Company’s Principal Stockholder (the “Principal Stockholder”) relating to the construction of the Casino Resort was terminated upon the consummation of the Refinancing Transactions and the remaining cash collateral was returned to the Principal Stockholder. See “Item 1 – Financial Statements and Supplementary Data – Notes to Financial Statements – Note 4 – Long-Term Debt.”

        For the next twelve months, the Company expects to fund Casino Resort operations, capital expenditures, the Macau Casino construction, Internet gaming development activities and debt service requirements from existing cash balances, operating cash flow, borrowings under the Revolving Facility to the extent that funds are available, borrowings or additional debt or equity financings by Venetian Macau and other unrestricted subsidiaries to the extent permitted under the terms of their indebtedness, drawings under the Term A Facility and distributions of excess cash from Grand Canal Shops II, LLC (the “Mall II Subsidiary”) to Venetian Casino Resort, LLC (“Venetian”), the owner and operator of portions of the Casino Resort, to the extent permitted under the terms of the Company’s indebtedness. As of June 30, 2003, there was $75.0 million available for borrowing under the Revolving Facility. As discussed above, the availability under the Revolving Facility will decrease by $60.0 million as loans are made under and letters of credit are issued with respect to the new $50 million Venetian Intermediate Credit Agreement and a $10.0 million letter of credit is issued to secure the Completion Guaranty.

LAS VEGAS SANDS, INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        The Company’s existing debt instruments contain certain restrictions that, among other things, limit the ability of the Company and/or certain subsidiaries to incur additional indebtedness, issue disqualified stock or equity interests, pay dividends or make other distributions, repurchase equity interests or certain indebtedness, create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell assets of the Company without prior approval of the lenders or noteholders. Financial covenants included in the Senior Secured Credit Facility include total debt to EBITDA ratios, EBITDA to interest coverage ratios, minimum net worth covenants and maximum capital expenditure limitations. The financial covenants in the Senior Secured Credit Facility involving EBITDA are applied on a rolling four-quarter basis. As of June 30, 2003, the Company was in compliance with all required covenants and ratios under its current debt instruments. See “Item 1 – Financial Statements and Supplementary Data – Notes to Financial Statements – Note 4 – Long-Term Debt.”

      Macau Casino Projects

        Under the subconcession agreement, Venetian Macau is obligated to develop and open the Macau Venetian Casino Resort by June 2006 and invest, or cause to be invested, at least 4.4 billion Patacas (approximately $548.0 million at exchange rates in effect on July 25, 2003) in various development projects in Macau by June 2009. The construction and development costs of the Macau Casino will be applied to the fulfillment of this total investment obligation to the Macau government. It is expected that the construction and development costs of the Macau Venetian Casino Resort will satisfy the remainder of this obligation. Assuming that all of the current estimated construction and development costs of the Macau Casino are applied towards fulfilling the investment obligations under the subconcession agreement, remaining investment obligations under the subconcession agreement will be approximately $237.6 million. To support this obligation, a Macau bank and a subsidiary of the Company, Lido Casino Resort Holding Company, LLC, have guaranteed 500 million Patacas (approximately $62.0 million at exchange rates in effect on July 25, 2003) of Venetian Macau’s legal and contractual liabilities to the Macau government until March 31, 2007. These development and investment obligations may be satisfied by Venetian Macau and/or its affiliates, including the Company.

        The Company currently estimates the total cost of constructing, developing and operating the Macau Casino, including design costs, construction costs, equipment costs, working capital and pre-opening expenses, will be approximately $237.6 million (including approximately $11.3 million as contingency). As of June 30, 2003, approximately $28.9 million of these costs had been expended and funded from the Company’s operating cash flow. The Company anticipates funding the remaining estimated costs of construction from a combination of the following sources:

•	operating cash flow of the Company (although the Senior Secured Credit Facility and the Indenture relating to the Mortgage Notes limit the Company’s ability to make investments in the Macau projects);

•	borrowings of $50.0 million under the Venetian Intermediate Credit Agreement (See Note 4 – Venetian Intermediate Credit Facility). As of August 14, 2003, $15.0 million had been borrowed under this facility;

•	net proceeds from a proposed issuance and sale of up to $120 million in aggregate principal amount of the Notes. The Notes will be issued by a wholly owned subsidiary of Venetian Macau and guaranteed by Venetian Macau. The Notes and the guarantee will be secured by all assets of Venetian Macau and its subsidiaries, subject to certain exceptions. The Notes are expected to mature in 2008. $75.0 million in aggregate principal amount of the Notes is expected to bear interest at the rate of three-month US dollar LIBOR + 3.25%. $45.0 million in aggregate principal amount of the Note is expected to bear interest at the rate of three-month US dollar LIBOR + 4.25%;

•	borrowings of up to $20.0 million under the Proposed Macau Revolver. The Proposed Macau Revolver would be secured on a pari passu basis with the same collateral as the Notes. The facility is expected to mature in 2006. The entire amount outstanding under this facility is expected to bear interest at LIBOR or at a base rate, in each case plus a percentage to be agreed upon;

LAS VEGAS SANDS, INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	the Completion Guaranty guaranteeing payment of certain costs of the Macau Casino in excess of available funds. The Completion Guaranty is expected to be supported by a $10.0 million letter of credit to be issued under the Company’s Senior Secured Credit Facility (See Note 4 – Senior Secured Credit Facility). The remainder of the Completion Guaranty is expected to be funded by borrowings of up to $15.0 million under the Proposed Macau Revolver;

•	borrowings under proposed FF&E Facilities in the aggregate principal amount of $25.0 million to finance certain gaming equipment and other assets of the Macau Casino. If Venetian Macau is unable to obtain these financings, LVSI or one of its subsidiaries is expected to agree to purchase, or cause to be purchased, assets with a cost of up to $25.0 million and enter into lease or other arrangements with the Macau Subsidiary or otherwise assist Venetian Macau in securing such facilities, including by issuing guarantees in connection with any such facilities or otherwise lending such amounts to Venetian Macau for purposes of securing such equipment, in each case, to the extent permitted under the Senior Secured Credit Facility and the Indenture for the Mortgage Notes.

        The Company expects to consummate the issuance and sale of the Notes and enter into a bank commitment with respect to the Proposed Macau Revolver on August 21, 2003. At closing, the gross proceeds from the Notes offering are expected to be placed into an escrow account for an initial 60-day period with two additional 30-day extensions, together with interest on such Notes proceeds for each such periods, pending the receipt of certain regulatory approvals in Macau, the execution of a final credit agreement for the Proposed Macau Revolver and the satisfaction of certain other conditions. Upon the satisfaction of these conditions, the net proceeds from the Notes offering will be released to Venetian Macau to fund the construction and development of the Macau Casino. If these conditions are not satisfied within 120 days from the closing date, the Notes will be redeemed at 100% of their principal amount plus unpaid interest. Venetian Macau is currently in the process of negotiating FF&E commitments with various providers.

        The Company expects the funds provided by these sources to be sufficient to construct, develop and operate the Macau Casino, assuming there are no delay costs or construction cost overruns. If Venetian Macau incurs significant cost overruns, it may need to arrange for additional financing to pay for these costs. If it requires additional financing, the Company or its affiliates may incur additional bank borrowings or debt or equity financing. In addition, the construction and development of the Macau Venetian Casino Resort will require significant additional debt and/or equity financing.

        Through June 30, 2003, the Company has expended pre-opening and developmental expenses and capital expenditures of $28.9 million, in connection with all the Macau casino projects.

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

      Litigation Contingencies and Available Resources

        The Company is a party to certain litigation matters and claims related to the construction of the Casino Resort. If the Company is required to pay any of the Construction Manager’s contested construction costs (the “Contested Construction Costs”) which are not covered by the Insurance Policy, the Company may use cash received from the following sources to fund such costs: (i) the Insurance Policy; (ii) the Construction Manager, Bovis, Inc. (the Construction Manager’s direct parent at the time the construction management agreement pursuant to which the construction of the principal components of the Casino Resort (as so amended, the “Construction Management Contract”) was entered into) (“Bovis”) and The Peninsula and Oriental Steam Navigation Company (a British public company and the Construction Manager’s ultimate parent at the time the Construction Management Contract was entered into) (“P&O”) pursuant to the Construction Management Contract, the guarantee by Bovis of the obligations of the Construction Manager under the Construction Management (the “Bovis Guarantee”) and the guarantee by P&O of Bovis’ obligations under the Bovis Guaranty, (the “P&O Guaranty”), respectively; (iii) third parties, pursuant to their liability to the Company under their agreements with the Company; (iv) amounts received from the Phase II Subsidiary for shared facilities designed and constructed to accommodate the operations of the Casino Resort and the Phase II Resort; (v) borrowings under the Revolving Facility; (vi) additional debt or equity financings; and (vii) operating cash flow.

        The Company is not able to determine with any reasonable certainty the value of such claims or the probability of success on such claims at this time. Accordingly, no accrual for a liability has been reflected in the accompanying financial statements for this matter, other than approximately $7.2 million which the Company had previously accrued in 1999 for unpaid construction costs and which have not yet been paid pending outcome of the litigation.

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

        In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that is has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At June 30, 2003, the Company does not have any guarantees outside of its consolidated group and accordingly does not expect the adoption of FIN 45 to have a material impact on its financial condition, results of operations or cash flows.

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

        In May 2003, the Financial Accounting Standards Board issued Statement No. 150 (“SFAS 150”) “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The provisions of SFAS 150 become effective during the quarter ending September 30, 2003. Upon adoption of SFAS 150, the Company anticipates that the Redeemable Preferred Interest in Venetian Casino Resort, LLC will no longer be presented in the “Mezzanine” but rather will be reclassified as a liability of the Company.

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

LAS VEGAS SANDS, INC.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk (Continued)

        The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates for the twelve month periods ended June 30:

								Fair
	2004	2005	2006	2007	2008	Thereafter	Total	Value(1)

	(Dollars In Millions)
LIABILITIES
Short-term debt
Variable rate	$ 7.5	–	–	–	–	–	$ 7.5	$ 7.5
Average interest rate(2)	4.1%	–	–	–	–	–	4.1%	4.1%
Long-term debt
Fixed rate	–	–	–	–	–	$ 850.0	$ 850.0	$ 960.5
Average interest rate(2)	–	–	–	–	–	11.0%	11.0%	11.0%
Variable rate	–	$ 132.5	$ 17.5	$ 22.5	$ 237.5	–	$ 410.0	$ 410.0
Average interest rate(2)	–	3.7%	4.1%	4.1%	4.1%	–	4.1%	4.1%

(1)	The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of the Company’s publicly traded debt.

(2)	Based upon contractual interest rates for fixed rate indebtedness or current LIBOR rates for variable rate indebtedness.

        Foreign currency translation gains and losses were not material to the Company’s results of operations for the quarter ended June 30, 2003, but may be in future periods in relation to activity associated with the Macau venture.

        See also “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and ” Item 1 – Financial Statements and Supplementary Data – Notes to Financial Statements – Note 4 – Long-Term Debt.”

Item 4.    Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s Chief Executive Officer and its Vice President-Finance (its principal financial officer) have evaluated the disclosure controls and procedures of the Company as of June 30, 2003 and believe that they are effective within the reasonable assurance threshold described above.

b)	Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

LAS VEGAS SANDS, INC.

Item 4.    Controls and Procedures (Continued)

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

Item 6.   Exhibits and Reports on Form 8-K

(a)	List of Exhibits

31.1	Certifications required under section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2003 for Sheldon G. Adelson and Harry D. Miltenberger.(1)

    (1)        Filed herewith.

(b)	Reports on Form 8-K

1.	On June 3, 2003, the Company furnished a report on Form 8-K to announce the filing of Venetian responds to Bovis verdict.

LAS VEGAS SANDS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS, INC.

August 14, 2003	By:	/s/ Sheldon G. Adelson
Sheldon G. Adelson
Chairman of the Board
Chief Executive Officer and Director

August 14, 2003	By:	/s/ Harry D. Miltenberger
Harry D. Miltenberger
Vice President-Finance
(principal financial and accounting officer)