Form 10-Q
period 2003-09-30
LAS VEGAS SANDS INC
filed 2003-11-14
CIK 850994

UNITED STATES SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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
[X] Yes [   ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [   ]Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 14, 2003

Class	Outstanding at November 14, 2003
Common Stock, $.10 par value	1,000,000 shares

LAS VEGAS SANDS, INC.

Table of Contents

Part I
FINANCIAL INFORMATION

Item 1	Consolidated Balance Sheets at September 30, 2003 (unaudited) and December 31, 2002

Consolidated Statements of Operations for the Three and Nine Months Ended Septmeber 30, 2003 and Septmeber 30, 2002 (unaudited)

Consolidated Statements of Cash Flows for the Nine Months Ended Septmeber 30, 2003 and Septmeber 30, 2002 (unaudited)

Notes to Consolidated Financial Statements

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operation

Item 3	Quantitative and Qualitative Disclosures about Market Risk

Item 4	Controls and Procedures

Part II
OTHER INFORMATION

Item 1	Legal Proceedings

Item 5	Other Information

Item 6	Exhibits and Reports on Form 8-K

Signatures

LAS VEGAS SANDS, INC.

Part I

FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheets
(Dollars in thousands)

	September 30,	December 31,
	2003	2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$145,996	$93,742
Restricted cash	138,564	21,880
Accounts receivable, net	57,860	53,312
Inventories	6,064	5,070
Prepaid expenses	4,260	5,004

Total current assets	352,744	179,008

Property and equipment, net	1,376,025	1,191,828
Deferred offering costs, net	35,974	38,015
Restricted cash	–	83,370
Other assets, net	34,148	24,460

	$1,798,891	$1,516,681

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$14,760	$12,201
Construction payables	28,563	29,727
Construction payables-contested	7,232	7,232
Accrued interest payable	29,410	4,336
Other accrued liabilities	78,571	80,585
Current maturities of long-term debt	11,800	2,500
Long-term debt classified as current	120,000	–

Total current liabilities	290,336	136,581
Other long-term liabilities	6,534	1,122
Long-term debt	1,285,075	1,216,250

	1,581,945	1,353,953

Redeemable Preferred Interest in Venetian Casino
Resort, LLC, a wholly owned subsidiary	231,582	212,111

Stockholders' equity (deficit):
Common stock, $.10 par value, 3,000,000 shares
authorized, 1,000,000 shares
issued and outstanding	100	100
Notes receivable from stockholders	(834)	–
Capital in excess of par value	140,760	140,760
Accumulated deficit since June 30, 1996	(154,662)	(190,243)

	(14,636)	(49,383)

	$1,798,891	$1,516,681

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS, INC.

Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Revenues:
Casino	$69,236	$80,086	$205,927	$177,379
Rooms	67,752	47,592	181,682	156,605
Food and beverage	22,439	15,305	63,324	54,838
Retail and other	20,905	18,103	57,923	53,550

	180,332	161,086	508,856	442,372
Less-promotional allowances	(12,068)	(8,330)	(31,505)	(25,018)

Net revenues	168,264	152,756	477,351	417,354

Operating expenses:
Casino	32,296	31,878	95,751	86,742
Rooms	18,114	13,502	47,196	40,128
Food and beverage	11,776	8,329	30,890	27,049
Retail and other	8,386	8,547	25,001	23,511
Provision for doubtful accounts	778	5,266	5,534	13,540
General and administrative	26,198	25,290	77,161	69,682
Corporate expense	2,441	2,697	7,230	7,520
Rental expense	2,538	2,006	7,605	5,535
Pre-opening and developmental expense	1,872	1,026	6,717	3,097
Depreciation and amortization	14,183	11,066	36,171	33,015

	118,582	109,607	339,256	309,819

Operating income	49,682	43,149	138,095	107,535

Other income (expense):
Interest income	402	1,079	1,226	1,729
Interest expense, net of amounts capitalized	(30,356)	(29,466)	(85,088)	(81,531)
Interest expense on indebtedness to
Principal Stockholder	–	–	–	(4,010)
Other income (expense)	1	280	820	643
Loss on early retirement of debt	–	(8,629)	–	(51,392)

Income (loss) before preferred return	19,729	6,413	55,053	(27,026)

Preferred return on Redeemable Preferred Interest
in Venetian Casino Resort, LLC	(6,745)	(6,003)	(19,472)	(17,330)

Net income (loss)	$12,984	$410	$35,581	$(44,356)

Basic earnings (loss) per share	$12.98	$0.41	$35.58	$(44.36)

Diluted earnings (loss) per share	$12.96	$0.41	$35.51	$(44.36)

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS, INC.

Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$35,581	$(44,356)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	36,171	33,015
Amortization of debt offering costs and
original issue discount	4,871	6,614
Non-cash preferred return on Redeemable
Preferred Interest in Venetian	19,472	17,330
Loss on early retirement of debt	–	51,392
Loss on disposition of fixed asset	269	301
Provision for doubtful accounts	5,534	13,540
Changes in operating assets and liabilities:
Accounts receivable	(10,082)	(7,727)
Inventories	(994)	171
Prepaid expenses	744	112
Other assets	(9,688)	2,440
Accounts payable	2,559	(20,145)
Accrued interest payable	25,074	20,685
Other accrued liabilities	3,398	(5,800)

Net cash provided by operating activities	112,909	67,572

Cash flows from investing activities:
Increase in restricted cash	(33,314)	(154,686)
Notes receivable from stockholders	(834)	–
Capital expenditures	(221,801)	(72,476)

Net cash used in investing activities	(255,949)	(227,162)

Cash flows from financing activities:
Repayments on 12 1/4 % mortgage notes	–	(425,000)
Proceeds from 11% mortgage notes	–	850,000
Repayments on senior subordinated notes	–	(97,500)
Proceeds from secured mall facility	–	120,000
Repayments on mall-tranche A take-out Loan	–	(105,000)
Repayments on mall-tranche B take-out Loan	–	(35,000)
Repayments on completion guaranty loan	–	(31,124)
Proceeds from senior secured credit facility-term A	50,000	–
Repayments on senior secured credit facility-term B	(1,875)	(625)
Proceeds from senior secured credit facility-term B	–	250,000
Proceeds from Venetian Macau senior secured notes-tranche A	75,000	–
Proceeds from Venetian Macau senior secured notes-tranche B	45,000	–
Proceeds from Venetian Intermediate credit facility	15,000	–
Repayments on bank credit term facility	–	(151,986)
Repayments on bank credit facility-revolver	(470)	(61,000)
Proceeds from bank credit facility-revolver	470	21,000
Repayments on FF&E credit facility	–	(53,735)
Proceeds from FF&E credit facility	15,000	–
Repayments on Phase II Subsidary credit facility	–	(3,933)
Repayments on Phase II Subsidiary unsecured bank loan	–	(1,092)
Repurchase premiums incurred in connection
with refinancing transactions	–	(33,478)
Payments of deferred offering costs	(2,831)	(41,231)

Net cash provided by financing activities	195,294	200,296

Increase in cash and cash equivalents	52,254	40,706
Cash and cash equivalents at beginning of period	93,742	54,936

Cash and cash equivalents at end of period	$145,996	$95,642

Supplemental disclosure of cash flow information:
Cash payments for interest	$59,046	$59,689

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

        Las Vegas Sands, Inc. (“LVSI”) is a Nevada corporation. On April 28, 1989, LVSI commenced gaming operations in Las Vegas, Nevada, by acquiring the Sands Hotel and Casino (the “Sands”). On June 30, 1996, LVSI closed the Sands and subsequently demolished the facility in order to construct a planned two-phase hotel-casino resort. The first phase of the hotel-casino resort (the “Casino Resort”) opened on May 4, 1999, except for the mall, which opened on June 19, 1999. The Casino Resort was expanded during the second quarter of 2003, which expansion was opened for business on June 26, 2003 (the “Phase IA Addition”). As expanded, the Casino Resort includes 4,049 suites, casino space approximating 116,000 square feet, approximately 650,000 square feet of convention space, and approximately 446,000 gross leasable square feet of retail shops and restaurants. In December 2002, the Company, through a subsidiary, began constructing a Las Vegas-style casino in the Macau Special Administrative Region of the People’s Republic of China (the “Macau Casino”). The Macau Casino is expected to include approximately 163,000 gross square feet of gaming facilities and to be completed by June 2004.

        The consolidated financial statements include the accounts of LVSI and its subsidiaries (the “Subsidiaries”), including Venetian Casino Resort, LLC (“Venetian”), Mall Intermediate Holding Company, LLC (“Mall Intermediate”), Grand Canal Shops Mall Subsidiary, LLC (the “Mall Subsidiary”), Grand Canal Shops II, LLC (the “Mall II Subsidiary”), Grand Canal Shops Mall MM Subsidiary, Inc., Venetian Hotel Operations, LLC (“Venetian Hotel Operations”), Lido Intermediate Holding Company, LLC (“Lido Intermediate”), Lido Casino Resort Holding Company, LLC, Lido Casino Resort, LLC (the “Phase II Subsidiary”), Lido Casino Resort MM, Inc., Venetian Transport, LLC (“Venetian Transport”), Venetian Venture Development, LLC (“Venetian Venture”), Venetian Venture Development Intermediate Limited, Venetian Macau, S.A. (“Venetian Macau”), Venetian Macau Finance Company (“Venetian Finance”), Venetian Marketing, Inc. (“Venetian Marketing”), Venetian Far East Limited, Venetian Venture Development Intermediate I, Venetian Venture Development Intermediate II, Venetian Macau Holdings Limited, VI Limited and Venetian Operating Company, LLC (“Venetian Operating”) (collectively, and including all other direct and indirect subsidiaries of LVSI, the “Company”). Each of LVSI and the Subsidiaries is a separate legal entity and the assets of each such entity are intended to be available only to the creditors of such entity.

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

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 1   Organization and Business of Company (Continued)

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

        Basic and diluted income per share are calculated based upon the weighted average number of shares outstanding. In the first quarter of 2002, the Company completed a stock split whereby the number of shares of common stock outstanding was increased from 925,000 to 1,000,000. At the time of the stock split, the Principal Stockholder maintained 100% ownership of the Company’s common stock. All references to share and per share data herein have been adjusted retroactively to give effect to the increase in shares of common stock outstanding to 1,000,000. As of December 31, 2002 there were unexercised options to purchase 5,500 shares of the Company’s common stock. During the nine months ended September 30, 2003 options to purchase 2,500 shares of common stock were exercised and 1,000 options to purchase common stock were forfeited. The impact of the unexercised options to purchase shares of the Company’s common stock have been included in the computation of diluted earnings per share for the three and nine months ended September 30, 2003 and for the three months ended September 30, 2002, but have been excluded from the computation of earnings per share for the nine months ended September 30, 2002 as their impact would have been antidilutive.

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

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 2    Stockholders’ Equity and Per Share Data (Continued)

        Had the Company accounted for the plan under the fair value method allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Net income (loss), as reported	$12,984	$410	$35,581	$(44,356)
Deduct: Total stock-based employee
compensation expense determined under
the minimum value method for all
awards, net of related tax effects	–	–	–	(55)

Add: Forfeitures of options to
purchase common stock	1	1	–	–

Pro forma net income	$12,985	$411	$35,581	$(44,411)

Basic earnings per share, as reported	$12.98	$0.41	$35.58	$(44.36)

Basic earnings per share, pro-forma	$12.99	$0.41	$35.58	$(44.41)

Diluted earnings per share, as reported	$12.96	$0.41	$35.51	$(44.36)

Diluted earnings per share, pro-forma	$12.96	$0.41	$35.51	$(44.41)

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

Note 3   Property and Equipment

        Property and equipment consists of the following (in thousands):

	September 30	December 31,
	2003	2002
Land and land improvements	$120,964	$113,428
Building and improvements	1,156,619	888,688
Equipment, furniture, fixtures and leasehold improvements	182,394	142,004
Construction in progress	102,060	197,882

	1,562,037	1,342,002
Less: accumulated depreciation and amortization	(186,012)	(150,174)

	$1,376,025	$1,191,828

        During the three month and nine month periods ended September 30, 2003 and September 30, 2002, the Company capitalized interest expense of $0.4 million and $5.1 million, and $0.7 million and $1.5 million, respectively.

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 3   Property and Equipment (Continued)

        As of September 30, 2003, construction in progress represented design, pre-development and construction costs for the Macau Casino, design and shared facilities cost for the planned second phase of the Casino Resort, to be owned by the Phase II Subsidiary (the “Phase II Resort”) and on-going capital improvement projects at the Casino Resort.

Note 4   Long-Term Debt

        Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2003	2002

Indebtedness of the Company and its Subsidiaries
other than the Mall II and Macau Subsidiaries:

11% Mortgage Notes, due June 15, 2010	$850,000	$850,000
Senior Secured Credit Facility - Term B	246,875	248,750
Senior Secured Credit Facility - Term A	50,000	–
FF&E Credit Facility	15,000	–

Indebtedness of the Mall II Subsidiary:

Secured Mall Facility	120,000	120,000

Indebtedness of the Macau Subsidiaries:

Venetian Macau Senior Secured Notes - Tranche A	75,000	–
Venetian Macau Senior Secured Notes - Tranche B	45,000	–
Venetian Intermediate Credit Facility	15,000	–

	1,416,875	1,218,750

Less: current maturities	(11,800)	(2,500)
Less: long term debt classified as current	(120,000)	–

Total long-term debt	$1,285,075	$1,216,250

        On June 4, 2002, the Company completed a series of refinancing transactions (collectively, the “Refinancing Transactions”) including: (1) the issuance of $850.0 million in aggregate principal amount of 11% mortgage notes due 2010 (the “Mortgage Notes”) in a private placement; (2) entering into a new senior secured credit facility (the “Senior Secured Credit Facility”) with a syndicate of lenders in an aggregate amount of $375.0 million; and (3) entering into a secured mall facility (the “Secured Mall Facility”) in an aggregate amount of $105.0 million, which was subsequently increased to $120.0 million on June 28, 2002. The Company used the proceeds of the Refinancing Transactions to repay, redeem or repurchase all of its previously outstanding indebtedness, to finance the construction and development of the Phase IA Addition and to pay all fees and expenses associated with the Refinancing Transactions. In addition, the completion guarantee provided by the Principal Stockholder relating to the construction of the Casino Resort was terminated upon the consummation of the Refinancing Transactions and the remaining cash collateral was returned to the Principal Stockholder.

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

Senior Secured Credit Facility

        The Senior Secured Credit Facility provides for a $250.0 million single draw senior secured term loan facility (the “Term B Facility”), a $50.0 million senior secured delayed draw facility (the “Term A Facility”) and a $75.0 million senior secured revolving facility (the “Revolving Facility”). Term B Facility proceeds of $185.0 million were deposited into a disbursement account for the Phase IA Addition, invested in cash or permitted investments and pledged to a disbursement agent for the Senior Secured Credit Facility lenders. The $185.0 million was used as required for Phase IA Addition project costs under disbursement terms specified in the Senior Secured Credit Facility. The disbursement account is subject to a security interest in favor of the lenders under the Senior Secured Credit Facility.

        The Term B Facility matures on June 4, 2008 and is subject to quarterly amortization payments in the amount of $625,000 from September 30, 2002 until September 30, 2007, followed by four equal quarterly amortization payments of $59.4 million until the maturity date. The $50.0 million Term A Facility was drawn in full on May 16, 2003. Pending their use, the proceeds from this loan were deposited into the Phase IA Addition disbursement account and pledged to the disbursement agent for the Senior Secured Credit Facility lender. The Term A Facility matures on June 4, 2007 and is subject to quarterly amortization payments commencing on December 31, 2003 in the amount of $1,666,667 for three quarters, $2,500,000 for the succeeding four quarters, $3,750,000 for the next four quarters and $5,000,000 for the final four quarters.

        The Revolving Facility matures on June 4, 2007 and has no interim amortization. No amounts had been drawn under the Revolving Facility as of September 30, 2003. However, as described below, LVSI has guaranteed borrowings under a $50 million credit facility of Venetian Venture Development Intermediate Limited, a wholly-owned subsidiary of the Company (“Venetian Intermediate”), to fund construction and development costs of the Macau Casino. These guarantees will be supported by $50 million letters of credit to be issued under the Revolving Facility of which a $15.0 million letter of credit had been issued as of September 30, 2003. In addition, LVSI is expected to guarantee funding of certain cost overruns of the Macau Casino as further described in Note 6. It is currently anticipated that this guaranty will be supported by a $10 million letter of credit to be issued under the Revolving Facility. As a result of the issuance and the expected future issuance of these letters of credit, the amounts available for working capital loans under the Revolving Facility are expected to decrease from the $60.0 million of current availability to $15.0 million.

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 4    Long-Term Debt (Continued)

        All amounts outstanding under the Senior Secured Credit Facility bear interest at the option of the Company at the prime rate plus 2% per annum, or at the reserve adjusted Eurodollar rate plus 3% per annum. Since the substantial completion of the Phase IA Addition, the applicable margin for amounts outstanding under the Term A Facility and the Revolving Facility is determined by a grid based upon a leverage ratio. The leverage ratio is calculated as the ratio of consolidated total debt as of the last day of each fiscal quarter to EBITDA (as defined in the Senior Secured Credit Facility) for the four-fiscal quarter period ending on such date. Commitment fees equal to 0.50% per annum of the daily average unused portion of the commitment under the Revolving Facility and 0.75% per annum of the daily average unused portion of the Term A Facility are payable quarterly in arrears. The average interest rate for the Senior Secured Credit Facility was 4.26% during the first nine months of 2003.

        The Senior Secured Credit Facility is secured by a first priority lien on certain assets of the Company (the personal property and the real estate improvements that comprise the hotel, the casino, and the convention space, with certain exceptions). The Senior Secured Credit Facility contains affirmative, negative and financial covenants including limitations on indebtedness, liens, investments, guarantees, restricted junior payments, mergers and acquisitions, sales of assets, leases, transactions with affiliates and scope-changes and modifications to material contracts. Additionally, the Company is required to comply with certain financial ratios and other financial covenants including total debt to EBITDA ratios, EBITDA to interest coverage ratios, minimum net worth covenants and maximum capital expenditure limitations. At September 30, 2003, the Company was in compliance with all required covenants and ratios under the Senior Secured Credit Facility.

        Pursuant to the terms of the Senior Secured Credit Facility, the Company is also required to maintain certain funds in escrow for insurance and property taxes. At September 30, 2003, $2.1 million was held by the lenders’ agent in escrow for these purposes. The amounts in escrow are classified as restricted cash in the accompanying financial statements.

FF&E Financing

        In September 2003, the Company and a lender entered into a credit facility (the “FF&E Credit Facility”) to provide $15.0 million of financing for the Phase IA Addition. The proceeds from the FF&E Credit Facility were used to finance certain furniture, fixtures and equipment (the “Specified FF&E”) for the Phase IA Addition and the facility is secured by the specified FF&E. The FF&E Credit Facility provides for a 60-month basic term loan. Interest on the term loan is three month LIBOR plus 3.00% and is payable quarterly. The FF&E Credit Facility is subject to nineteen quarterly amortization payments of $600,000 beginning January 1, 2004, and one final payment of $3,600,000 on October 1, 2008.

Secured Mall Facility

        In June 2002, the Company also entered into an agreement (the “Secured Mall Facility”) with certain lenders to provide for a $105.0 million loan (subsequently increased to $120.0 million on June 28, 2002) to the Mall II Subsidiary. The initial $105.0 million of proceeds (net of financing costs) from the Secured Mall Facility, along with the proceeds of a $37.9 million capital contribution in Mall II Subsidiary by Venetian, were used to repay the Mall Take-out Financing and costs previously owed by the Mall Subsidiary. Upon the consummation of the Refinancing Transactions, the assets of the Mall were transferred to the Mall II Subsidiary, the borrower under the Secured Mall Facility. The additional $15.0 million of proceeds (net of financing costs) were distributed to Venetian and used for general corporate purposes. The indebtedness under the Secured Mall Facility is secured by a first priority lien on the assets that comprise the Mall (the “Mall Assets”). The average interest rate for the Secured Mall Facility was 3.15% during the first nine months of 2003.

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

        The Company is required to maintain an interest rate cap agreement to limit the impact of increases in interest rates on its floating rate debt derived from the Secured Mall Facility. To meet the requirements of the Secured Mall Facility, the Company entered into a cap agreement during June 2002 (the “Mall Cap Agreement”) that resulted in a premium payment to counterparties based upon notional principal amounts for a term equal to the term of the Secured Mall Facility. The provisions of the Mall Cap Agreement entitle the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rates stated in such agreement. There was no net effect on interest expense as a result of the Mall Cap Agreement for the nine months ended September 30, 2003. The notional amount of the Mall Cap Agreement (which expires on June 28, 2005) at September 30, 2003 was $120.0 million.

        Pursuant to the terms of the Secured Mall Facility, the Mall II Subsidiary is also required to maintain certain funds in escrow for debt service and property taxes. At September 30, 2003, $2.0 million was held by the lenders’ agent in escrow for these purposes. The amounts in escrow are classified as restricted cash in the accompanying financial statements.

Venetian Intermediate Credit Facility

        As further described in Note 6, Venetian Macau is currently constructing the Macau Casino, which it expects to complete by June 2004. On March 27, 2003, Venetian Intermediate entered into a credit agreement (“Venetian Intermediate Credit Agreement”) with a lender to provide $50.0 million of financing for the Macau Casino. Venetian Intermediate owns 100% of Venetian Macau. The obligations under the loans to be made under the Venetian Intermediate Credit Agreement are guaranteed by the Company and Venetian and supported by letters of credit to be issued under the Revolving Facility in favor of the Venetian Intermediate Credit Agreement lenders. As a result of the expected issuance of the letters of credit, the amounts available for working capital loans under the Revolving Facility will be reduced on a dollar for dollar basis. The amounts outstanding under the Venetian Intermediate Credit Facility bear interest at the base rate or the adjusted Eurodollar rate plus 0.5% per annum. Interest is payable on the base rate loans on a quarterly basis and is payable on Eurodollar loans at the end of the applicable interest period, and there is no scheduled principal amortization. The credit facility is due in full on March 27, 2006. As of September 30, 2003, $15.0 million was outstanding under the Venetian Intermediate Credit Agreement and was supported by a $15.0 million letter of credit issued under the Revolving Facility. The average interest rate for the Venetian Intermediate Credit Facility was 1.64% during the first nine months of 2003.

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 4    Long-Term Debt (Continued)

Venetian Macau Senior Secured Notes

        On August 21, 2003, a wholly-owned subsidiary of Venetian Macau, Venetian Macau Finance Company issued $120.0 million in aggregate principal amount of floating rate senior secured notes due August 2008 (the “Notes”). The Notes issued by Venetian Macau Finance Company are guaranteed by Venetian Macau. All assets of Venetian Macau and its subsidiaries secure the Notes and the guarantee. $75.0 million in aggregate principal amount of the Notes bear interest at the rate of three month U.S. dollar LIBOR plus 3.25%, payable quarterly (“Tranche A Notes”), and $45 million in aggregate principal amount of the Notes bear interest at the rate of three month U.S. dollar LIBOR plus 4.00%, payable quarterly (“Tranche B Notes”). The average interest rate for the Notes was 4.76% during the first nine months of 2003. The Tranche A Notes have a mandatory redemption of $7.5 million on August 21, 2005, $11.2 million on August 21, 2006, $18.8 million on August 21, 2007 and $37.5 million on August 21, 2008. The Tranche B Notes have no interim amortization and are due in full on August 21, 2008. At closing, the gross proceeds from the Notes offering, together with interest on such Notes proceeds, were placed into an escrow account, pending the receipt of certain regulatory approvals in Macau, the execution of a final credit agreement for a $20.0 million revolving credit facility and the satisfaction of certain other conditions. Upon the satisfaction of these conditions, the net proceeds from the Notes offering will be released to Venetian Macau to fund the construction and development of the Macau Casino. The escrow had an initial term of 60 days with two additional 30- day extension options. The Company has exercised one extension option. If the escrow conditions are not satisfied by December 19, 2003, the Notes will be redeemed at 100% of their principal amount plus unpaid interest. Accordingly, the Tranche A Notes and Tranche B Notes are classified as current liabilities in the accompanying balance sheet.

Note 5    Redeemable Preferred Interest in Venetian Casino Resort, LLC

        During 1997, Interface Holding contributed $77.1 million in cash to Venetian in exchange for a Series A preferred interest (the “Series A Preferred Interest”) in Venetian. By its terms, the Series A Preferred Interest was convertible at any time into a Series B preferred interest in Venetian (the “Series B Preferred Interest”). In August 1998, the Series A Preferred Interest was converted into the Series B Preferred Interest. The rights of the Series B Preferred Interest include the accrual of a preferred return of 12% from the date of contribution in respect of the Series A Preferred Interest. Until the indebtedness under the Senior Secured Credit Facility is repaid and cash payments are permitted under the restricted payment covenants of the Indenture, the preferred return on the Series B Preferred Interest will accrue but will not be paid in cash. Commencing June 30, 2011, distributions must be made to the extent of the positive capital account of the holder. During the second and third quarters of 1999, Interface Holding contributed $37.3 million and $7.1 million, respectively, in cash in exchange for an additional Series B Preferred Interest. During the three and nine month periods ended September 30, 2003 and September 30, 2002, $6.7 million and $19.5 million and $6.0 million and $17.3 million, respectively, were accrued on the Series B Preferred Interest related to the contributions made. Since 1997, no distributions of preferred interest or preferred return have been paid on the Series B Preferred Interest.

      Recent Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board issued Statement No. 150 (“SFAS 150”) “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Company is considered a non-public entity, as defined by SFAS 150 because its equity securities are not listed on a public exchange. Accordingly, for the Company, the provisions of SFAS 150 will become effective during the quarter ending March 31, 2004. Upon adoption of SFAS 150, the Company anticipates that the Series B Preferred Interest in Venetian will no longer be presented in the “Mezzanine” but rather will be reclassified as a liability of the Company.

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

        On July 30, 1999, Venetian filed a complaint against the Construction Manager and Bovis in the United States District Court for the District of Nevada (the “Federal Court Action”). The action alleges breach of contract by the Construction Manager of its obligations under the Construction Management Contract and a breach of contract by Bovis of its obligations under the Bovis Guaranty, including failure to fully pay trade contractors and vendors and failure to meet the April 21, 1999 guaranteed completion date. The Company amended this complaint on November 23, 1999 to add P&O as an additional defendant. In response to Venetian’s breach of contract claims against the Construction Manager, Bovis and P&O, the Construction Manager filed a complaint on August 3, 1999 against Venetian in the District Court of Clark County, Nevada (the “State Court Action”). The action alleges a breach of contract and quantum meruit claims under the Construction Management Contract and also alleges that Venetian defrauded the Construction Manager in connection with the construction of the Casino Resort. The Construction Manager seeks damages, attorney’s fees and costs and punitive damages. In the lawsuit, the Construction Manager claims that it is owed approximately $90.0 million from Venetian and its affiliates. This complaint was subsequently amended by the Construction Manager, which also filed an additional complaint against the Company relating to work done and funds advanced with respect to the contemplated development of the Phase II Resort. Simultaneously, commencing in March 2000, the Construction Manager and the Company engaged in arbitration proceedings ordered by the Federal Court to determine the cost and schedule impact of any changes in the scope of services of the Construction Manager under the Construction Management Contract (the “Arbitration Proceedings”).

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

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 6    Commitments and Contingencies (Continued)

        In addition to the Macau Casino, the Company also intends to build in Macau a hotel, casino and convention center complex with a Venetian-style theme similar to the Company’s Las Vegas property (the “Macau Venetian Casino Resort”).

        Under the subconcession agreement, Venetian Macau is obligated to develop and open the Macau Venetian Casino Resort by June 2006 and invest, or cause to be invested, at least 4.4 billion Patacas (approximately $533.8 million at exchange rates in effect on September 30, 2003) in various development projects in Macau by June 2009. The construction and development costs of the Macau Casino will be applied to the fulfillment of this total investment obligation to the Macau government. It is expected that the construction and development costs of the Macau Venetian Casino Resort will satisfy the remainder of this obligation. Assuming that all of the current estimated construction and development costs of the Macau Casino are applied towards fulfilling the investment obligations under the subconcession agreement, remaining investment obligations under the subconcession agreement will be approximately $293.8 million. To support this obligation, a Macau bank and a subsidiary of the Company, Lido Casino Resort Holding Company, LLC, have guaranteed 500 million Patacas (approximately $60.7 million at exchange rates in effect on September 30, 2003) of Venetian Macau’s legal and contractual liabilities to the Macau government until March 31, 2007. These development and investment obligations may be satisfied by Venetian Macau and/or its affiliates, including the Company.

        The Company currently estimates the total cost of constructing, developing and operating the Macau Casino, including design costs, construction costs, equipment costs, working capital and pre-opening expenses, will be approximately $240.0 million. As of September 30, 2003, approximately $40.0 million of these costs had been expended. The Company anticipates funding the remaining estimated costs of construction from a combination of the following sources:

•	operating cash flow of the Company (although the Senior Secured Credit Facility and the Indenture relating to the Mortgage Notes limit the Company’s ability to make investments in the Macau projects);

•	borrowings of $50.0 million under the Venetian Intermediate Credit Agreement (See Note 4 – Venetian Intermediate Credit Facility). As of September 30, 2003, $15.0 million had been borrowed under this facility;

•	net proceeds from the issuance and sale of $120 million in aggregate principal amount of the Notes. The Notes were issued by a wholly-owned subsidiary of Venetian Macau and guaranteed by Venetian Macau. The Notes and the guarantee are secured by all assets of Venetian Macau and its subsidiaries, subject to certain exceptions;

•	borrowings under a proposed $20.0 million revolving credit facility expected to be entered into by Venetian Macau and the issuer of the Notes with a group of lenders (the “Proposed Macau Revolver”). The Proposed Macau Revolver would be secured on a pari passu basis with the same collateral as the Notes. The facility is expected to mature in 2006. The entire amount outstanding under this facility is expected to bear interest at LIBOR or at a base rate, in each case plus a percentage to be agreed upon;

•	a completion guaranty to be issued by LVSI and Venetian, guaranteeing payment of certain costs of the Macau Casino in excess of available funds (the “Completion Guaranty”). The Completion Guaranty is expected to be supported by a $10.0 million letter of credit to be issued under the Company’s Senior Secured Credit Facility (See Note 4 – Senior Secured Credit Facility). The remainder of the Completion Guaranty is expected to be funded by borrowings of up to $15.0 million under the Proposed Macau Revolver;

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 6    Commitments and Contingencies (Continued)

•	borrowings under proposed furnishings, fixtures & equipment facilities and vendor financings in the aggregate principal amount of $25.0 million (the “FF&E Facilities”) to finance certain equipment and other assets of the Macau Casino. If Venetian Macau is unable to obtain the FF&E Facilities , LVSI, Venetian or another of their subsidiaries is expected to agree either:

–	to purchase, or cause to be purchased assets with a cost of up to $25.0 million and enter into lease or other arrangements with the Macau Subsidiary or

–	to otherwise assist Venetian Macau in securing such facilities, including by issuing guarantees in connection with any such facilities or otherwise lending such amounts to Venetian Macau for purposes of securing such equipment in each case, to the extent permitted under the Senior Secured Credit Facility and the Indenture for the Mortgage Notes.

        On August 21, 2003, the gross proceeds from the Notes offering, together with interest on such Notes proceeds, were placed into an escrow account pending the receipt of certain regulatory approvals in Macau, the execution of a final credit agreement for the Proposed Macau Revolver and the satisfaction of certain other conditions. Upon the satisfaction of these conditions, the net proceeds from the Notes offering will be released to Venetian Macau to fund the remaining costs of construction and development of the Macau Casino. The escrow had an initial term of 60 days with two additional 30-day extension options. The Company has exercised one extension option. If the escrow conditions are not satisfied by December 19, 2003, the Notes will be redeemed at 100% of their principal amount plus unpaid interest. Accordingly, the Notes have been presented as a current liability in the accompanying balance sheet. Venetian Macau is currently in the process of negotiating a FF&E commitment with a FF&E lender.

        The Company expects the funds provided by these sources to be sufficient to construct, develop and operate the Macau Casino, assuming there are no delay costs or construction cost overruns. If Venetian Macau incurs significant cost overruns, it may need to arrange for additional financing to pay for these costs. If it requires additional financing, the Company or its affiliates may incur additional bank borrowings or debt or equity financing. However, no assurance can be given that such funds will be available or that such funds will be on terms that will be favorable to the Company. In addition, the construction and development of the Macau Venetian Casino Resort will require significant additional debt and/or equity financing.

      Other Ventures and Commitments

        During 2003, the Company entered into three lease termination and asset purchase agreements with Mall tenants. The first agreement provided for payments by the Company to a tenant of $800,000 during 2003, with 27 additional annual payments of $400,000. The second agreement provided for an initial deposit of $5.0 million which was paid by the Company during May 2003 and 15 subsequent monthly payments totaling $10.0 million beginning January 2004 plus interest at 6% per annum. The lease termination and asset transfer is expected to be completed at the end of 2003 at which time the subsequent monthly payments will commence. The third agreement and asset purchase agreement provided for an initial payment of $500,000 during 2003 and subsequent quarterly payments of $62,500 for ten years. In each case, the Company has obtained title to leasehold improvements and other fixed assets, which have been recorded at estimated fair market value, which approximated the discounted present value of the Company’s obligation to the former tenants. The Company is negotiating with other potential tenants for the spaces to be vacated under the above-described agreements.

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 6    Commitments and Contingencies (Continued)

        The Company has also committed to enter into a joint venture to develop a new restaurant in the Venetizia room tower and invest $6.5 million in the joint venture, which amount includes tenant allowances. The investment is expected to be funded during the fourth quarter of 2003 and the first quarter of 2004 through available cash flow provided by operating activities.

Note 7    Summarized Financial Information

        LVSI and Venetian are co-obligors of the Mortgage Notes and the indebtedness under the Senior Secured Credit Facility and are jointly and severally liable for such indebtedness. Venetian, Mall Intermediate, Mall Construction, Lido Intermediate, Venetian Venture, Venetian Athens, Venetian Marketing and Venetian Operating (collectively, the “Subsidiary Guarantors”) are subsidiaries of LVSI, all of the capital stock of which is owned by LVSI and Venetian. The Subsidiary Guarantors have jointly and severally guaranteed (or are co-obligors of) such debt on a full and unconditional basis. The Mall is owned by the Mall II Subsidiary, a non-guarantor subsidiary which is the borrower under the Secured Mall Facility. The Macau Casino is owned by Venetian Macau, a non-guarantor subsidiary which is the guarantor for the Notes.

        Separate financial statements and other disclosures concerning each of Venetian and the Subsidiary Guarantors are not presented below because management believes that they are not material to investors. The following information represents the summarized financial information of LVSI, Venetian, the Subsidiary Guarantors and the non-guarantor subsidiaries on a combined basis as of September 30, 2003 and December 31, 2002, and for the three and nine month periods ended September 30, 2003 and September 30, 2002. In addition, certain amounts in the 2002 information has been reclassified to conform with the 2003 presentation.

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 7   Summarized Financial Information (Continued)

CONDENSED BALANCE SHEETS
September 30, 2003

		Venetian	Other	Other Non-	Consolidating/
	Las Vegas	Casino	Guarantor	Guarantor	Eliminating
	Sands, Inc.	Resort LLC	Subsidiaries	Subsidiaries	Entries	Total
Cash and cash equivalents	$91,518	$25,309	$6	$29,163	$–	$145,996
Restricted cash	–	15,533	–	123,031	–	138,564
Intercompany receivable	1,455	18,070	–	–	(19,525)	–
Accounts receivable, net	33,224	23,825	–	811	–	57,860
Inventories	–	6,064	–	–	–	6,064
Prepaid expenses	829	2,846	–	585	–	4,260

Total current assets	127,026	91,647	6	153,590	(19,525)	352,744

Property and equipment, net	4,783	1,100,293	–	270,949	–	1,376,025
Investment in subsidiaries	1,030,720	143,409	–	–	(1,174,129)	–
Deferred offering costs, net	–	31,774	–	4,200	–	35,974
Other assets, net	4,887	19,287	–	9,974	–	34,148

	$1,167,416	$1,386,410	$–	$438,713	$(1,193,654)	$1,798,891

Accounts payable	$1,426	$11,967	$–	$1,367	$–	$14,760
Construction payables	–	17,971	–	10,592	–	28,563
Construction payables-contested	–	7,232	–	–	–	7,232
Intercompany payables	–	–	–	19,525	(19,525)	–
Accrued interest payable	–	28,570	–	840	–	29,410
Other accrued liabilities	18,751	57,842	–	1,978	–	78,571
Current maturities of long-term debt (1)	11,800	11,800	–	–	(11,800)	11,800
Long-term debt classified as current (1)	–	–	–	120,000	–	120,000

Total current liabilities	31,977	135,382	–	154,302	(31,325)	290,336

Other long-term liabilities	–	934	–	5,600	–	6,534
Long-term debt (1)	1,150,075	1,150,075	–	135,000	(1,150,075)	1,285,075

	1,182,052	1,286,391	–	294,902	(1,181,400)	1,581,945

Redeemable Preferred Interest in Venetian	–	231,582	–	–	–	231,582

Stockholders' equity (deficit)	(14,636)	(131,563)	6	143,811	(12,254)	(14,636)

	$1,167,416	$1,386,410	$6	$438,713	$(1,193,654)	$1,798,891

(1)     As more fully described in Note 4 Long-Term Debt, LVSI and Venetian are co-obligors of certain of the Company’s indebtedness. Accordingly, such indebtedness has been presented as an obligation of both entities in the above balance sheets.

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 7   Summarized Financial Information (Continued)

CONDENSED BALANCE SHEETS
December 31, 2002

		Venetian	Other	Other Non-	Consolidating/
	Las Vegas	Casino	Guarantor	Guarantor	Eliminating
	Sands, Inc.	Resort LLC	Subsidiaries	Subsidiaries	Entries	Total
Cash and cash equivalents	$46,746	$9,973	$6	$37,017	$–	$93,742
Restricted cash	–	19,936	–	1,944	–	21,880
Intercompany receivable	686	529	–	–	(1,215)	–
Accounts receivable, net	37,853	13,953	–	1,506	–	53,312
Inventories	–	5,070	–	–	–	5,070
Prepaid expenses	562	3,863	–	579	–	5,004

Total current assets	85,847	53,324	6	41,046	(1,215)	179,008

Property and equipment, net	4,722	967,442	–	219,664	–	1,191,828
Investment in subsidiaries	981,077	140,165	–	–	(1,121,242)	–
Deferred offering costs, net	–	35,351	–	2,664	–	38,015
Restricted cash	–	83,370	–	–	–	83,370
Other assets, net	4,115	17,195	–	3,150	–	24,460

	$1,075,761	$1,296,847	$6	$266,524	$(1,122,457)	$1,516,681

Accounts payable	$1,655	$9,804	$–	$742	$–	$12,201
Construction payables	–	27,332	–	2,395	–	29,727
Construction payables-contested	–	7,232	–	–	–	7,232
Intercompany payables	–	–	–	1,215	(1,215)	–
Accrued interest payable	–	4,156	–	180	–	4,336
Other accrued liabilities	24,739	54,182	–	1,664	–	80,585
Current maturities of long-term debt (1)	2,500	2,500	–	–	(2,500)	2,500

Total current liabilities	28,894	105,206	–	6,196	(3,715)	136,581

Other long-term liabilities	–	1,122	–	–	–	1,122
Long-term debt (1)	1,096,250	1,096,250	–	120,000	(1,096,250)	1,216,250

	1,125,144	1,202,578	–	126,196	(1,099,965)	1,353,953

Redeemable Preferred Interest in Venetian	–	212,111	–	–	–	212,111

Stockholders' equity (deficit)	(49,383)	(117,842)	6	140,328	(22,492)	(49,383)

	$1,075,761	$1,296,847	$6	$266,524	$(1,122,457)	$1,516,681

(1)     As more fully described in Note 4 Long-Term Debt, LVSI and Venetian are co-obligors of certain of the Company's indebtedness. Accordingly, such indebtedness has been presented as an obligation of both entities in the above balance sheets.

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 7   Summarized Financial Information (Continued)

CONDENSED STATEMENT OF OPERATIONS
For the three months ended September 30, 2003

		Venetian	Other	Other Non-	Consolidating/
	Las Vegas	Casino	Guarantor	Guarantor	Eliminating
	Sands, Inc.	Resort LLC	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$69,236	$–	$–	$–	$–	$69,236
Rooms	–	67,752	–	–	–	67,752
Food and beverage	–	22,439	–	–	–	22,439
Casino rental revenues from LVSI	–	10,824	–	–	(10,824)	–
Retail and other	202	10,495	–	10,496	(288)	20,905

Total revenues	69,438	111,510	–	10,496	(11,112)	180,332
Less promotional allowances	–	(1,112)	–	–	(10,956)	(12,068)

Net revenues	69,438	110,398	–	10,496	(22,068)	168,264

Operating expenses:
Casino	49,687	–	–	–	(17,391)	32,296
Rooms	–	20,218	–	–	(2,104)	18,114
Food and beverage	–	13,926	–	–	(2,150)	11,776
Retail and other	–	5,291	–	3,378	(283)	8,386
Provision for doubtful accounts	530	223	–	25	–	778
General and administrative	910	25,013	–	415	(140)	26,198
Corporate expense	1,259	1,182	–	–	–	2,441
Rental expense	196	1,705	–	637	–	2,538
Pre-opening and developmental expense	–	(8)	–	1,880	–	1,872
Depreciation and amortization	502	12,367	–	1,314	–	14,183

	53,084	79,917	–	7,649	(22,068)	118,582

Operating income (loss)	16,354	30,481	–	2,847	–	49,682

Other income (expense):
Interest income	121	208	–	249	(176)	402
Interest expense, net of amounts capitialized	1	(28,305)	–	(2,228)	176	(30,356)
Other income (expense)	–	–	–	1	–	1
Income from equity investment in Grand
Canal Shops II	102	3,274	–	–	(3,376)	–
Income (loss) from equity investment
VCR and subsidiaries	3,151	(2,507)	–	–	(644)	–

Income (loss) before preferred return	19,729	3,151	–	869	(4,020)	19,729

Preferred return on Redeemable Preferred
Interest in Venetian Casino Resort, LLC	(6,745)	–	–	–	–	(6,745)

Net income (loss)	$12,984	$3,151	$–	$869	$(4,020)	$12,984

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 7   Summarized Financial Information (Continued)

CONDENSED STATEMENT OF OPERATIONS
For the three months ended September 30, 2002

		Venetian	Other	Other Non-	Consolidating/
	Las Vegas	Casino	Guarantor	Guarantor	Eliminating
	Sands, Inc.	Resort LLC	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$80,086	$–	$–	$–	$–	$80,086
Rooms	–	47,592	–	–	–	47,592
Food and beverage	–	15,305	–	–	–	15,305
Casino rental revenue from LVSI	–	10,632	–	–	(10,632)	–
Retail and other	164	8,642	–	9,643	(346)	18,103

Total revenue	80,250	82,171	–	9,643	(10,978)	161,086
Less promotional allowances	–	(998)	–	–	(7,332)	(8,330)

Net revenues	80,250	81,173	–	9,643	(18,310)	152,756

Operating expenses:
Casino	46,445	–	–	–	(14,567)	31,878
Rooms	–	14,692	–	–	(1,190)	13,502
Food and beverage	–	10,397	–	–	(2,068)	8,329
Retail and other	–	5,221	–	3,672	(346)	8,547
Provision for doubtful accounts	3,891	1,350	–	25	–	5,266
General and administrative	534	24,360	2	533	(139)	25,290
Corporate expense	1,472	1,225	–	–	–	2,697
Rental expense	211	1,167	–	628	–	2,006
Pre-opening and developmental expense	–	(5)	–	1,031	–	1,026
Depreciation and amortization	–	9,895	–	1,171	–	11,066

	52,553	68,302	2	7,060	(18,310)	109,607

Operating income (loss)	27,697	12,871	(2)	2,583	–	43,149

Other income (expense):
Interest income	121	942	–	16	–	1,079
Interest expense, net of amounts capitalized	–	(28,054)	–	(1,412)	–	(29,466)
Other income (expense)	–	202	–	78	–	280
Loss on early retirement of debt	–	(8,629)	–	–	–	(8,629)
Loss from equity investment in
Grand Canal Shops II	69	2,227	–	–	(2,296)	–
Loss from equity investment in
VCR and subsidiaries	(21,474)	(1,033)	–	–	22,507	–

Income (loss) before preferred return	6,413	(21,474)	(2)	1,265	20,211	6,413

Preferred return on Redeemable Preferred
Interest in Venetian Casino Resort, LLC	(6,003)	–	–	–	–	(6,003)

Net income (loss)	$410	$(21,474)	$(2)	$1,265	$20,211	$410

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 7   Summarized Financial Information (Continued)

CONDENSED STATEMENT OF OPERATIONS
For the nine months ended September 30, 2003

		Venetian	Other	Other Non-	Consolidating/
	Las Vegas	Casino	Guarantor	Guarantor	Eliminating
	Sands, Inc.	Resort LLC	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$205,927	$–	$–	$–	$–	$205,927
Rooms	–	181,682	–	–	–	181,682
Food and beverage	–	63,324	–	–	–	63,324
Casino rental revenues from LVSI	–	32,137	–	–	(32,137)	–
Retail and other	327	28,595	–	29,858	(857)	57,923

Total revenues	206,254	305,738	–	29,858	(32,994)	508,856
Less promotional allowances	–	(3,494)	–	–	(28,011)	(31,505)

Net revenues	206,254	302,244	–	29,858	(61,005)	477,351

Operating expenses:
Casino	144,612	–	–	–	(48,861)	95,751
Rooms	–	52,140	–	–	(4,944)	47,196
Food and beverage	–	36,890	–	–	(6,000)	30,890
Retail and other	–	15,097	–	10,714	(810)	25,001
Provision for doubtful accounts	4,686	823	–	25	–	5,534
General and administrative	2,468	73,723	–	1,360	(390)	77,161
Corporate expense	3,787	3,443	–	–	–	7,230
Rental expense	559	5,127	–	1,919	–	7,605
Pre-opening and developmental expense	–	1,118	–	5,599	–	6,717
Depreciation and amortization	1,396	30,947	–	3,828	–	36,171

	157,508	219,308	–	23,445	(61,005)	339,256

Operating income (loss)	48,746	82,936	–	6,413	–	138,095

Other income (expense):
Interest income	362	622	–	418	(176)	1,226
Interest expense, net of amounts capitalized	(51)	(80,461)	–	(4,752)	176	(85,088)
Other income (expense)	–	886	–	(66)	–	820
Income from equity investment in Grand
Canal Shops II	245	7,891	–	–	(8,136)	–
Income (loss) from equity investment
VCR and subsidiaries	5,751	(6,123)	–	–	372	–

Income (loss) before preferred return	55,053	5,751	–	2,013	(7,764)	55,053

Preferred return on Redeemable Preferred
Interest in Venetian Casino Resort, LLC	(19,472)	–	–	–	–	(19,472)

Net income (loss)	$35,581	$5,751	$–	$2,013	$(7,764)	$35,581

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 7   Summarized Financial Information (Continued)

CONDENSED STATEMENT OF OPERATIONS
For the nine months ended September 30, 2002

		Venetian	Other	Other Non-	Consolidating/
	Las Vegas	Casino	Guarantor	Guarantor	Eliminating
	Sands, Inc.	Resort LLC	Subsidiaries	Subsidiaries	Entries	Total
Revenues:
Casino	$177,379	$–	$–	$–	$–	$177,379
Rooms	–	156,605	–	–	–	156,605
Food and beverage	–	54,838	–	–	–	54,838
Casino rental revenue from LVSI	–	33,163	–	–	(33,163)	–
Retail and other	1,733	25,613	–	30,595	(4,391)	53,550

Total revenue	179,112	270,219	–	30,595	(37,554)	442,372
Less promotional allowances	–	(2,763)	–	–	(22,255)	(25,018)

Net revenues	179,112	267,456	–	30,595	(59,809)	417,354

Operating expenses:
Casino	132,487	–	–	–	(45,745)	86,742
Rooms	–	43,387	–	–	(3,259)	40,128
Food and beverage	–	33,053	–	–	(6,004)	27,049
Retail and other	–	14,257	–	10,303	(1,049)	23,511
Provision for doubtful accounts	9,015	4,500	–	25	–	13,540
General and administrative	1,954	66,729	2	1,416	(419)	69,682
Corporate expense	4,409	3,111	–	–	–	7,520
Rental expense	673	6,473	–	1,722	(3,333)	5,535
Pre-opening and developmental expense	–	–	–	3,097	–	3,097
Depreciation and amortization	–	29,499	–	3,516	–	33,015

	148,538	201,009	2	20,079	(59,809)	309,819

Operating income (loss)	30,574	66,447	(2)	10,516	–	107,535

Other income (expense):
Interest income	281	1,404	–	44	–	1,729
Interest expense, net of amounts capitalized	(17)	(75,921)	–	(5,593)	–	(81,531)
Interest expense on indebtedness to
Principal Stockholder	–	(1,914)	–	(2,096)	–	(4,010)
Other income	–	565	–	78	–	643
Loss on early retirement of debt	–	(49,865)	–	(1,527)	–	(51,392)
Loss from equity investment in
Grand Canal Shops II	67	2,162	–	–	(2,229)	–
Loss from equity investment in
VCR and subsidiaries	(57,931)	(809)	–	–	58,740	–

Income (loss) before preferred return	(27,026)	(57,931)	(2)	1,422	56,511	(27,026)

Preferred return on Redeemable Preferred
Interest in Venetian Casino Resort, LLC	(17,330)	–	–	–	–	(17,330)

Net income (loss)	$(44,356)	$(57,931)	$(2)	$1,422	$56,511	$(44,356)

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 7   Summarized Financial Information (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2003

		Venetian	Other	Other Non-	Consolidating/
	Las Vegas	Casino	Guarantor	Guarantor	Eliminating
	Sands, Inc.	Resort LLC	Subsidiaries	Subsidiaries	Entries	Total

Net cash provided by (used in) operating activities	$47,832	$55,751	$–	$9,326	$–	$112,909

Cash flows from investing activities:
(Increase) decrease in restricted cash	–	87,773	–	(121,087)	–	(33,314)
Notes receivable from stockholders	(834)	–	–	–	–	(834)
Capital expenditures	(1,457)	(173,428)	–	(46,916)	–	(221,801)

Net cash used in investing activities	(2,291)	(85,655)	–	(168,003)	–	(255,949)

Cash flows from financing activities:
Proceeds from senior secured credit facility-term A	–	50,000	–	–	–	50,000
Repayments on senior secured
credit facility-term B	–	(1,875)	–	–	–	(1,875)
Proceeds from Venetian Macau senior
secured notes-tranche A	–	–	–	75,000	–	75,000
Proceeds from Venetian Macau senior
secured notes-tranche B	–	–	–	45,000	–	45,000
Proceeds from Venetian Intermediate credit facility	–	–	–	15,000	–	15,000
Repayments on bank credit facility-revolver	–	(470)	–	–	–	(470)
Proceeds from bank credit facility-revolver	–	470	–	–	–	470
Proceeds from FF&E credit facility	–	15,000	–	–	–	15,000
Payments of deferred offering costs	–	(344)	–	(2,487)	–	(2,831)
Net change in intercompany accounts	(769)	(17,541)	–	18,310	–	–

Net cash provided by (used in) financing activities	(769)	45,240	–	150,823	–	195,294

Increase (decrease) in cash and cash equivalents	44,772	15,336	–	(7,854)	–	52,254
Cash and cash equivalents at beginning of period	46,746	9,973	6	37,017	–	93,742

Cash and cash equivalents at end of period	$91,518	$25,309	$6	$29,163	$–	$145,996

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 7   Summarized Financial Information (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2002

		Venetian	Other	Other Non-	Consolidating/
	Las Vegas	Casino	Guarantor	Guarantor	Eliminating
	Sands, Inc.	Resort LLC	Subsidiaries	Subsidiaries	Entries	Total
Net cash provided by (used in)
operating activities	$23,194	$36,556	$(2)	$7,824	$–	$67,572

Cash flows from investing activities:
Increase in restricted cash	–	(153,994)	–	(692)	–	(154,686)
Capital expenditures	–	(67,138)	–	(5,338)	–	(72,476)
Dividend from Grand Canal Shops II LLC	–	21,590	–	–	(21,590)	–
Capital contributions to subsidiaries	–	(43,535)	–	–	43,535	–

Net cash used in investing activities	–	(243,077)	–	(6,030)	21,945	(227,162)

Cash flows from financing activities:
Dividend to Venetian Casino Resort LLC	–	–	–	(21,590)	21,590	–
Capital contribution from Venetian
Casino Resort LLC	–	–	–	43,535	(43,535)	–
Repayments on 12 ¼% mortgage notes	–	(425,000)	–	–	–	(425,000)
Proceeds from 11% mortgage notes	–	850,000	–	–	–	850,000
Repayments on senior subordinated notes	–	(97,500)	–	–	–	(97,500)
Proceeds from secured mall facility	–	–	–	120,000	–	120,000
Repayments on mall-tranche A take-out loan	–	–	–	(105,000)	–	(105,000)
Repayments on mall-tranche B take-out loan	–	–	–	(35,000)	–	(35,000)
Repayments on completion guaranty loan	–	(31,124)	–	–	–	(31,124)
Repayments on senior secured
credit facility-term B	–	(625)	–	–	–	(625)
Proceeds from senior secured
credit facility-term B	–	250,000	–	–	–	250,000
Repayments on bank credit facility-term	–	(151,986)	–	–	–	(151,986)
Repayments on bank credit facility-revolver	–	(61,000)	–	–	–	(61,000)
Proceeds from bank credit facility-revolver	–	21,000	–	–	–	21,000
Repayments on FF&E credit facility	–	(53,735)	–	–	–	(53,735)
Repayments on Phase II Subidiary credit facility	–	–	–	(3,933)	–	(3,933)
Repayments on Phase II
Subidiary unsecured bank loan	–	–	–	(1,092)	–	(1,092)
Repurchase premiums incurred in connection
with refinancing transctions	–	(33,478)	–	–	–	(33,478)
Payments of deferred offering costs	–	(38,004)	–	(3,227)	–	(41,231)
Net change in intercompany accounts	16,258	(18,424)	–	2,166	–	–

Net cash provided by (used in)
financing activities	16,258	210,124	–	(4,141)	(21,945)	200,296

Increase (decrease) in cash and cash equivalents	39,452	3,603	(2)	(2,347)	–	40,706
Cash and cash equivalents at beginning of period	37,367	7,806	8	9,755	–	54,936

Cash and cash equivalents at end of period	$76,819	$11,409	$6	$7,408	$–	$95,642

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

General

        The Company owns and operates the Venetian Casino Resort (the "Casino Resort"), a large-scale Renaissance Venice-themed hotel, casino, retail, meeting and entertainment complex in Las Vegas, Nevada. The Company completed an expansion of the Casino Resort during the second quarter of 2003, which opened for business on June 26, 2003. Following its expansion, the Casino Resort includes the only all-suites hotel on the Las Vegas Strip with 4,049 suites; a gaming facility of approximately 116,000 square feet; an enclosed retail, dining and entertainment complex of approximately 446,000 gross leasable square feet; and a meeting and conference facility of approximately 650,000 square feet of convention space.

        On June 4, 2002, the Company completed a series of refinancing transactions (collectively, the “Refinancing Transactions”) including: (1) the issuance of $850.0 million in aggregate principal amount of 11% mortgage notes due 2010 (the “Mortgage Notes”) in a private placement; (2) entering into a new senior secured credit facility (the “Senior Secured Credit Facility”) with a syndicate of lenders in an aggregate amount of $375.0 million; and (3) entering into a secured mall facility (the “Secured Mall Facility”) in an aggregate amount of $105.0 million, which was subsequently increased to $120.0 million on June 28, 2002, and used the proceeds to repay, redeem or repurchase all of its previously outstanding indebtedness, to finance the construction and development of the extension to the Casino Resort to add a 1,013-room hotel tower on top of the Casino Resort’s existing parking garage, an approximately 1,000-parking space expansion to the existing parking garage and approximately 150,000 square feet of additional meeting and conference space (the “Phase IA Addition”) and to pay all fees and expenses associated with the Refinancing Transactions. The Phase IA Addition construction was completed during the second quarter of 2003 and the new facilities were open for business on June 26, 2003 at a total cost of approximately $275.0 million excluding $9.0 million to expand the Casino Resort’s heating, ventilation and air conditioning facility (the “HVAC Plant Expansion”) to accommodate the Phase IA Addition.

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

        Under the subconcession agreement, Venetian Macau is obligated to develop and open the Macau Venetian Casino Resort by June 2006 and invest, or cause to be invested, at least 4.4 billion Patacas (approximately $533.8 million at exchange rates in effect on September 30, 2003) in various development projects in Macau by June 2009. The construction and development costs of the Macau Casino will be applied to the fulfillment of this total investment obligation to the Macau government. It is expected that the construction and development costs of the Macau Venetian Casino Resort will satisfy the remainder of this obligation. Assuming that all of the current estimated construction and development costs of the Macau Casino are applied towards fulfilling the investment obligations under the subconcession agreement, remaining investment obligations under the subconcession agreement will be approximately $293.8 million. To support this obligation, a Macau bank and a subsidiary of the Company, Lido Casino Resort Holding Company, LLC, have guaranteed 500 million Patacas (approximately $60.7 million at exchange rates in effect on September 30, 2003) of Venetian Macau’s legal and contractual liabilities to the Macau government until March 31, 2007. These development and investment obligations may be satisfied by Venetian Macau and/or its affiliates, including the Company.

LAS VEGAS SANDS, INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        Venetian Macau began construction of the Macau Casino in December 2002 and expects to open the main casino portion of the Macau Casino during April 2004 and the remainder of the Macau Casino by June 2004. The Company currently estimates that the total cost of constructing, developing and operating the Macau Casino, including design costs, construction costs, equipment costs, working capital and pre-opening expenses, will be approximately $240.0 million.

        Through September 30, 2003, the Company has expended pre-opening and developmental expenses and capital expenditures of $40.0 million, in connection with the Macau Casino project. See “–Liquidity and Capital Resources – Macau Casino Projects”.

        The Company is assessing the feasibility of, and developing, an Internet gaming site and continues to pursue the feasibility of an Internet gaming site. The Company received an interactive gaming license and an electronic betting center license from the Alderney Gambling Control Commission during March 2003, but has not yet established any operations. Through September 30, 2003, the Company had invested $1.3 million in development costs of an Internet gaming site.

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

        The Company believes that the following critical accounting policies affect significant judgments and estimates used in the preparation of its consolidated financial statements:

•	The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic conditions. If the financial condition of customers were to deteriorate, or if a customer refuses to pay or disputes any such payment, additional allowances may be required.

•	The Company maintains accruals for health and workers compensation self-insurance, slot club point redemption and group sales commissions, which are classified in other accrued liabilities in the consolidated balance sheets. Management determines the adequacy of these accruals by periodically evaluating the historical experience and projected trends related to these accruals. If such information indicates that the accruals are overstated or understated, or if business conditions indicate the Company should adjust the assumptions utilized in the methodologies, the Company will reduce or provide for additional accruals as appropriate.

LAS VEGAS SANDS, INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	The Company is subject to various claims and legal actions, including lawsuits with Lehrer McGovern Bovis, Inc. (the “Construction Manager”) for the original construction of the Casino Resort. Some of these matters relate to personal injuries to customers and damage to customers’ personal assets. Management has established no accrual for any gain or loss in connection with the construction litigation because such gain or loss while reasonably possible has not been determined to be probable, nor can it be measured with any reasonable certainty. Management estimates guest claims expense and accrues for such liabilities based upon historical experience in the other accrued liability category in its consolidated balance sheet.

•	At September 30, 2003, the Company had net property and equipment of $1.4 billion representing 76.5% of its total assets. The Company depreciates property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategy. Future events, such as property expansions, property developments, new competition, new regulations, could result in a change in the manner in which the Company are using certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment if events and circumstance warrant such an assessment, the Company must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change, the Company may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Operating Results

      Three Months Ended September 30, 2003 compared to Three Months Ended September 30, 2002

      Operating Revenues

        Consolidated net revenues for the third quarter of 2003 were $168.3 million, representing an increase of $15.5 million when compared with $152.8 million of consolidated net revenues during the third quarter of 2002. The increase in net revenues was due primarily to an increase of hotel, food and beverage and retail and other revenues offset by a decline in casino revenues at the Casino Resort. This favorable comparison of net revenues for the third quarter of 2003 with net revenues for the 2002 third quarter is the result of an improved hotel average daily room rate, and the addition of 1,013 new hotel rooms offset by a decline in table games revenue. The Casino Resort completed its Phase IA Addition of 1,013 hotel rooms and 150,000 square feet of additional meeting space on June 26, 2003.

        The Casino Resort’s casino revenues were $69.2 million in the third quarter of 2003, a decrease of $10.9 million when compared to $80.1 million of casino revenues during the third quarter of 2002. The decrease was attributable to a decrease in table games win percentage during the third quarter of 2003 as compared to the table games win percentage in the third quarter of 2002, and a decrease in table games drop (volume) to $196.9 million in the third quarter of 2003 from $243.3 million during the third quarter of 2002. Table games win percentage was within a normal range during the third quarter of 2003, but was significantly higher in the third quarter of 2002. Casino win percentage is relatively predicable over long periods of time, but can fluctuate significantly over shorter periods, such as between fiscal quarters.

        The Casino Resort achieved hotel revenues of $67.8 million during the third quarter of 2003, as compared to $47.6 million during the third quarter of 2002. The increase in hotel revenues was the result of an increase in the number of available hotel rooms, and an increase in average daily room rates. The Casino Resort’s average daily room rate was $191 in the third quarter of 2003, as compared to $178 during the third quarter of 2002. The occupancy of available guestrooms was 96.6% during the third quarter of 2003, as compared to 96.6% during the third quarter of 2002. Revenue per available room (REVPAR) was $185 in the third quarter of 2003, as compared to $172 during the third quarter of 2002.

LAS VEGAS SANDS, INC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        Food and beverage, retail and other revenues were $43.3 million during the third quarter of 2003, as compared to $33.4 million during the third quarter of 2002. The increase was primarily attributable to an increase in food, beverage, retail and other revenue associated with the additional 1,013 new hotel rooms and 150,000 square feet of additional meeting space.

      Operating Expenses

        Consolidated operating expenses were $118.6 million in the third quarter of 2003, as compared with $109.6 million during the third quarter of 2002. The increase was primarily attributable to an increase in hotel and food and beverage operating costs and additional depreciation expense associated with the addition of 1,013 new hotel rooms offset by a decline in the provision for bad debt during the third quarter of 2003 as compared to the third quarter of 2002.

        Casino expenses were $32.3 million in the third quarter of 2003, as compared to $31.9 million during the third quarter of 2002. The increase was primarily attributable to an increase in operating expenses due to increased slot handle and revenue during the third quarter of 2003 as compared to the third quarter of 2002.

        General and administrative expenses were $26.2 million in the third quarter of 2003, as compared to $25.3 million in the third quarter of 2002.

        Food and beverage, retail and other expenses during the third quarter of 2003 were $20.2 million as compared to $16.9 million during the third quarter of 2002. The increase was primarily the result of increased operating cost associated with increased food and beverage revenues.

        Rental expenses, primarily related to the Casino Resort’s heating, ventilation and air conditioning plant, rental of gaming devices and employee parking, were $2.5 million for the third quarter of 2003, as compared to $2.0 million in the third quarter of 2002. The increase was primarily attributable to increased cost associated with the expanded HVAC Plant and the rental of additional parking spaces for employees of the Casino Resort.

        The provision for doubtful accounts were $0.8 million in the third quarter of 2003 as compared to $5.3 million during the third quarter of 2002. The decrease was primarily the result of improved collections and increased cash play in the casino, a decline in casino receivables and an increase in hotel and convention receivables which have a more favorable collection history as compared to casino receivables.

      Interest Expense

        Interest expense was $30.4 million in the third quarter of 2003, as compared to $29.5 million in the third quarter of 2002. Of the $30.4 million incurred during the third quarter of 2003, $28.3 million was related to the Casino Resort (excluding the Mall), $1.4 million was related to the Mall and $0.7 million was related to the Macau Casino. The increase in interest expense was attributable to additional borrowings to finance construction and development of the Phase IA Addition and the Macau Casino offset by the capitalization of $0.4 million in interest expense.

      Nine Months Ended September 30, 2003 compared to Nine Months Ended September 30, 2002

Operating Revenues

        Consolidated net revenues for the nine months ended September 30, 2003 were $477.4 million, representing an increase of $60.0 million when compared with $417.4 million of consolidated net revenues during the nine months ended September 30, 2002. The increase in net revenues was primarily due to an increase in the number of hotel rooms and the resulting increase of casino, hotel, food and beverage retail and other revenue at the Casino Resort associated with the new rooms.

LAS VEGAS SANDS, INC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        The Casino Resort’s casino revenues were $205.9 million for the nine months ended September 30, 2003; an increase of $28.5 million when compared to $177.4 million during the nine months ended September 30, 2002. The increase was attributable to an improved table games win percentage offset by decreased table games drop (volume) to $616.2 million for the nine months ended September 30, 2003 from $642.1 million during the nine months ended September 30, 2002. Casino win percentage is relatively predictable over long periods of time, but can fluctuate significantly over shorter periods, such as between fiscal quarters.

        The Casino Resort’s hotel occupancy percentages were 97.3% during the nine months ended September 30, 2003, as compared to 97.4% during the nine months ended September 30, 2002. The Casino Resort achieved room revenues during the nine months ended September 30, 2003 of $181.7 million, compared to $156.6 million during the nine months ended September 30, 2002. The increase was attributable to an increase in the number of hotel rooms and higher average daily room rates at the Casino Resort. The Casino Resort’s average daily room rate was $203 for the nine months ended September 30, 2003, compared to $195 during the nine months ended September 30, 2002. Revenue per available room (REVPAR) was $198 during the nine month ended September 30, 2003, as compared to $190 during the nine months ended September 30, 2002.

        Food and beverage, retail and other revenues were $121.2 million during the nine months ended September 30, 2003, compared to $108.4 million during the nine months ended September 30, 2002. The increase was primarily attributable to an increase in the number of hotel rooms and the resulting increase of food and beverage retail and other revenues associated with the new rooms.

      Operating Expenses

        Consolidated operating expenses were $339.3 million for the nine months ended September 30, 2003, compared with $309.8 million during the nine months ended September 30, 2002. The increase in operating expenses was primarily attributable to increased operating cost associated with the increase in the number of hotel rooms, and increased casino marketing and incentive costs, and casino payroll costs associated with higher casino revenue.

        Casino expenses were $95.8 million for the nine months ended September 30, 2003, compared to $86.7 million during the nine months ended September 30, 2002. The increase was primarily attributable to increased casino marketing and incentive costs as well as increases in payroll costs and gaming taxes due to higher gaming revenues.

        Food and beverage, retail and other expenses during the nine months ended September 30, 2003 were $55.9 million, as compared to $50.6 million during the nine months ended September 30, 2002. The increase was the result of an increase in banquet revenue and related operating expense during the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002.

        Rental expenses primarily related to the Casino Resort’s heating, ventilation and air conditioning plant, rental of gaming devices and employee parking for the nine months ended September 30, 2003 were $7.6 million as compared to $5.5 million for the nine months ended September 30, 2002. The increase in rental expenses was primarily attributable to increased costs, associated with the expanded HVAC Plant and rental of employee parking space.

        The provision for doubtful accounts was $5.5 million in the nine months ended September 30, 2003 as compared to $13.5 million during the nine months ended September 30, 2002. The decrease was primarily the result of improved casino collections, increased cash play in the casino and improved hotel related receivable collections.

LAS VEGAS SANDS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

      Interest Expense

        Interest expense was $85.1 million for the nine months ended September 30, 2003, compared to $85.5 million in the nine months ended September 30, 2002. Of the $85.1 million incurred during the nine months ended September 30, 2003, $80.5 million was related to the Casino Resort (excluding the Mall), $3.9 million was related to the Mall and $0.7 million was related to the Macau Subsidiary. The increase in interest expense was attributable to the increase interest expense associated with additional borrowings associated with the Company’s Refinancing Transactions, Phase IA Addition construction, and the Macau Casino construction offset by the capitalization of $5.1 million of interest expense.

Other Factors Affecting Earnings

        During the three and nine months ended September 30, 2003 and September 30, 2002, $6.7 million and $19.5 million, and $6.0 million and $17.3 million respectively, were accrued on the Series B preferred interest in Venetian.

        During the three and nine months ended September 30, 2003, the Company incurred $1.9 million and $6.7 million respectively, of pre-opening and development expenses, primarily related to pre-development expenses for the Macau Casino project.

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

Liquidity and Capital Resources

      Cash Flow and Capital Expenditures

        Net cash provided by operating activities for the nine months ended September 30, 2003 was $112.9 million as compared to $67.6 million in the same period of 2002. The Company’s operating cash flow in the first nine months of 2003 was positively impacted as compared to the prior year’s nine month period primarily because of the $30.6 million increase in operating income, and increases in accounts payable and accrued liabilities.

        Capital expenditures during the nine months ended September 30, 2003 were $221.8 million, of which $155.7 million was attributable to construction of the Phase IA Addition, $29.4 million was attributable to the Macau Casino project and $4.9 million was attributable to Phase II Resort planning, with the balance having been incurred for maintenance type capital expenditures at the Casino Resort. During the third quarter of 2003, the Company entered into a new $15.0 million FF&E Facility to fund certain furniture fixture and equipment purchases and HVAC costs associated with the Phase IA Addition. Substantial completion of the Phase 1A Addition occurred on June 26, 2003.

LAS VEGAS SANDS, INC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        As of September 30, 2003 and December 31, 2002, the Company held unrestricted cash and cash equivalents of $146.0 million and $93.7 million, respectively. The Company also held restricted cash balances of $138.6 million as of September 30, 2003. Of this amount, $121.1 million was held in escrow for the benefit of the holders of the Venetian Macau Notes and invested in cash or permitted investments by an escrow agent for the Venetian Macau Senior Secured Notes until certain terms are met under the escrow agreement governing these funds. Also, $13.5 million of restricted cash was held by the Phase IA disbursement agent to fund final Phase IA Project costs. The remaining restricted cash, $4.0 million was held in various insurance and property tax escrow accounts.

        The Company has also committed to enter into a joint venture to develop a new restaurant in the Venezia room tower and invest $6.5 million in the joint venture and tenant allowances. To date $1.2 million has been funded. The remainder will be funded during the fourth quarter of 2003 with available cash provided by operating activities.

      Aggregate Indebtedness and Other Fixed Payment Obligations

        The Company’s total long-term indebtedness and its fixed payment obligations are summarized below for the twelve month periods ended September 30:

	2004	2005	2006	2007	2008	Thereafter	Total
Long - Term Indebtedness
Mortgage Notes	$–	$–	$–	$–	$–	$850,000	$850,000
Senior Secured Credit Facility (1)	10,000	13,750	18,750	76,250	178,125	–	296,875
Secured Mall Facility (2)	–	120,000	–	–	–	–	120,000

FF&E Credit Facility(3)	1,800	2,400	2,400	2,400	2,400	3,600	15,000
Venetian Intermediate Credit Facility(4)	–	–	15,000	–	–	–	15,000
Venetian Macau Senior Secured Notes(5)	120,000	–	–	–	–	–	120,000

Fixed Payment Obligations
HVAC Provider(6)	7,657	7,657	7,657	7,657	7,657	5,743	44,028
Former Tenants(7)	6,650	4,650	650	650	650	10,102	23,352

Total indebtedness and other fixed
payment obligations	$146,107	$148,457	$44,457	$86,957	$188,832	$869,445	$1,484,255

(1)	The Term B Facility will mature on June 4, 2008 and will be subject to nominal quarterly amortization payments, beginning September 30, 2002 and continuing through June 30, 2007, and equal quarterly amortization payments of the balance of this facility thereafter. The Term A Facility was drawn on May 16, 2003 and will mature on June 4, 2007 and is subject to quarterly amortization payments commencing on December 31, 2003. Indebtedness under the Revolving Facility will mature on June 4, 2007 with no interim amortization.
(2)	The $120.0 million Secured Mall Facility will mature on June 10, 2005 (subject to extension for two terms of one year each), with no amortization.
(3)	The FF&E Credit Facility will mature on October 1, 2008 and is subject to quarterly amortization payments beginning January 1, 2004.
(4)	The Venetian Intermediate Credit Facility will mature on March 27, 2006 with no interim amortization.
(5)	The Venetian Macau Senior Secured Notes were issued on August 21, 2003. $75 million of the Notes are subject to annual amortization beginning August 21, 2005 with a final payment on August 22, 2008 while $45 million of the Notes will mature on August 21, 2008 with no interim amortization. The Notes have been classified as a current liability of the Company as the associated escrow conditions have not been satisfied. See “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Macau Casino Projects.”
(6)	The Company and the Mall II Subsidiary are parties to a services agreement with Sempra Energy Solutions for thermal energy (heating ventilating and air conditioning) (HVAC) for the Casino Resort. The total remaining payment obligation under these arrangements was $44.0 million as of September 30, 2003, payable in equal monthly installments through July 1, 2009.
(7)	The Company and the Mall II Subsidiary are party to tenant lease termination and asset purchase agreements. The total remaining payment obligations under these arrangements was $23.4 million as of September 30, 2003.

LAS VEGAS SANDS, INC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        Under the terms of its existing indebtedness, excluding the Venetian Macau Senior Secured Notes, the Company has debt principal payments due aggregating $11.8 million during the next twelve months, representing principal payments on the Senior Secured Credit Facility and the FF&E Credit Facility. Based on current outstanding indebtedness and current interest rates on the Senior Secured Credit Facility and the Secured Mall Facility, the Company has estimated total interest payments during the next twelve months (excluding noncash amortization of debt offering costs) of approximately $106.2 million for indebtedness secured by the Casino Resort and approximately $3.8 million for indebtedness secured by the Mall. In addition, Venetian Macau’s interest expense is estimated to be $5.8 million during the next twelve months. See “Item 1 – Financial Statements and Supplementary Data – Notes to Financial Statements – Note 6 – Commitments and Contingencies – Macau Casino Projects.”

        During 2003, the Company entered into three lease termination and asset purchase agreements with Mall tenants. The first agreement provided for payments by the Company to a tenant of $800,000 during 2003, with 27 additional annual payments of $400,000. The second agreement provided for an initial deposit of $5.0 million which was paid by the Company during May 2003 and 15 subsequent monthly payments totaling $10.0 million beginning January 2004 plus interest at 6% per annum. The lease termination and asset transfer is expected to be completed at the end of 2003 at which time the subsequent monthly payments will commence. The third agreement and asset purchase agreement provided for an initial payment of $500,000 during 2003 and subsequent quarterly payments of $62,500 for ten years. In each case, the Company has obtained title to leasehold improvements and other fixed assets, which have been recorded at estimated fair market value, which approximated the discounted present value of the Company’s obligation to the former tenants. The Company is negotiating with other potential tenants for the spaces to be vacated under the above-described agreements.

        The Company also has fixed payments obligations due during the next twelve months of $7.7 million under its energy service agreements with the HVAC Provider. The total remaining payment obligation under this arrangement is $44.0 million, payable in equal monthly installments during the period of October 1, 2003 through July 1, 2009.

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

LAS VEGAS SANDS, INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        For the next twelve months, the Company expects to fund Casino Resort operations, capital expenditures, the Macau Casino construction, other development activities and debt service requirements from:

•	existing cash balances;

•	operating cash flow;

•	borrowings under the Revolving Facility to the extent that funds are available;

•	borrowings or additional debt or equity financings by Venetian Macau and other unrestricted subsidiaries to the extent permitted under the terms of their indebtedness;

•	distributions of excess cash from the Mall II Subsidiary to Venetian to the extent permitted under the terms of the Company’s indebtedness.

        As of September 30, 2003, there was $60.0 million available for borrowing under the Revolving Facility. The availability under the Revolving Facility will decrease by an additional $45.0 million as loans are made and letters of credit are issued with respect to the $50.0 million Venetian Intermediate Credit Agreement and a $10.0 million letter of credit is issued to secure the Completion Guaranty. See Note 6 – Commitments and Contigencies.

        The Company’s existing debt instruments contain certain restrictions that, among other things, limit the ability of the Company and/or certain subsidiaries to incur additional indebtedness, issue disqualified stock or equity interests, pay dividends or make other distributions, repurchase equity interests or certain indebtedness, create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell assets of the Company without prior approval of the lenders or noteholders. Financial covenants included in the Senior Secured Credit Facility include total debt to EBITDA ratios, EBITDA to interest coverage ratios, minimum net worth covenants and maximum capital expenditure limitations. The financial covenants in the Senior Secured Credit Facility involving EBITDA are applied on a rolling four-quarter basis. As of September 30, 2003, the Company was in compliance with all required covenants and ratios under its current debt instruments. See “Item 1 – Financial Statements and Supplementary Data – Notes to Financial Statements – Note 4 – Long-Term Debt.”

      Macau Casino Projects

        Under the subconcession agreement, Venetian Macau is obligated to develop and open the Macau Venetian Casino Resort by June 2006 and invest, or cause to be invested, at least 4.4 billion Patacas (approximately $533.8 million at exchange rates in effect on September 30, 2003) in various development projects in Macau by June 2009. The construction and development costs of the Macau Casino will be applied to the fulfillment of this total investment obligation to the Macau government. It is expected that the construction and development costs of the Macau Venetian Casino Resort will satisfy the remainder of this obligation. Assuming that all of the current estimated construction and development costs of the Macau Casino are applied towards fulfilling the investment obligations under the subconcession agreement, remaining investment obligations under the subconcession agreement will be approximately $293.8 million. To support this obligation, a Macau bank and a subsidiary of the Company, Lido Casino Resort Holding Company, LLC, have guaranteed 500 million Patacas (approximately $60.7 million at exchange rates in effect on September 30, 2003) of Venetian Macau’s legal and contractual liabilities to the Macau government until March 31, 2007. These development and investment obligations may be satisfied by Venetian Macau and/or its affiliates, including the Company.

LAS VEGAS SANDS, INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        The Company currently estimates the total cost of constructing, developing and operating the Macau Casino, including design costs, construction costs, equipment costs, working capital and pre-opening expenses, will be approximately $240.0 million. As of September 30, 2003, approximately $40.0 million of these costs had been expended. The Company anticipates funding the remaining estimated costs of construction from a combination of the following sources:

•	operating cash flow of the Company (although the Senior Secured Credit Facility and the Indenture relating to the Mortgage Notes limit the Company’s ability to make investments in the Macau projects);

•	borrowings of $50.0 million under the Venetian Intermediate Credit Agreement (See Note 4 – Venetian Intermediate Credit Facility). As of September 30, 2003, $15.0 million had been borrowed under this facility;

•	net proceeds from the issuance and sale of $120.0 million in aggregate principal amount of the Notes. The Notes were issued by a wholly-owned subsidiary of Venetian Macau and guaranteed by Venetian Macau. The Notes and the guarantee are secured by all assets of Venetian Macau and its subsidiaries, subject to certain exceptions;

•	borrowings of up to $20.0 million under the Proposed Macau Revolver. The Proposed Macau Revolver would be secured on a pari passu basis with the same collateral as the Notes. The facility is expected to mature in 2006. The entire amount outstanding under this facility is expected to bear interest at LIBOR or at a base rate, in each case plus a percentage to be agreed upon;

•	the Completion Guaranty guaranteeing payment of certain costs of the Macau Casino in excess of available funds. The Completion Guaranty is expected to be supported by a $10.0 million letter of credit to be issued under the Company’s Senior Secured Credit Facility (See Note 4 – Senior Secured Credit Facility). The remainder of the Completion Guaranty is expected to be funded by borrowings of up to $15.0 million under the Proposed Macau Revolver;

•	borrowings under proposed FF&E Facilities in the aggregate principal amount of $25.0 million to finance certain equipment and other assets of the Macau Casino. If Venetian Macau is unable to obtain the FF&E Facilities, LVSI, Venetian or another of their subsidiaries is expected to agree either:

–	to purchase, or cause to be purchased assets with a cost of up to $25.0 million and enter into lease or other arrangements with the Macau Subsidiary or

–	to otherwise assist Venetian Macau in securing such facilities, including by issuing guarantees in connection with any such facilities or otherwise lending such amounts to Venetian Macau for purposes of securing such equipment in each case, to the extent permitted under the Senior Secured Credit Facility and the Indenture for the Mortgage Notes.

LAS VEGAS SANDS, INC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        On August 21, 2003, the gross proceeds from the Notes offering, together with interest on such Notes proceeds, were placed into an escrow account pending the receipt of certain regulatory approvals in Macau, the execution of a final credit agreement for the Proposed Macau Revolver and the satisfaction of certain other conditions. Upon the satisfaction of these conditions, the net proceeds from the Notes offering will be released to Venetian Macau to fund the remaining costs of construction and development of the Macau Casino. The escrow had an initial term of 60 days with two additional 30-day extension options, The Company has exercised one extension options. If the escrow conditions are not satisfied by December 19, 2003 the Notes will be redeemed at 100% of their principal amount plus unpaid interest. Accordingly, the Notes have been presented as a current liability of the Company as of September 30, 2003. Venetian Macau is currently in the process of negotiating a FF&E commitment with a FF&E Lender.

        The Company expects the funds provided by these sources to be sufficient to construct, develop and operate the Macau Casino, assuming there are no delay costs or construction cost overruns. If Venetian Macau incurs significant cost overruns, it may need to arrange for additional financing to pay for these costs. If it requires additional financing, the Company or its affiliates may incur additional bank borrowings or debt or equity financing. However, no assurance can be given that such funds will be available or that such funds will be on terms that will be favorable to the Company. In addition, the construction and development of the Macau Venetian Casino Resort will require significant additional debt and/or equity financing.

        Venetian Macau, Venetian Intermediate and the Company’s other Macau subsidiaries are not guarantors under the Mortgage Notes or the Senior Secured Credit Facility and, subject to certain limited exceptions, are not restricted subsidiaries under the Indenture or the Senior Secured Credit Facility.

      Phase II Resort

        The Company has not yet set a date to begin construction or financing of the planned second phase of the Casino Resort (the “Phase II Resort”) to be owned by Lido Casino Resort, LLC (the “Phase II Subsidiary”). If the Company determines to construct the Phase II Resort, it will be required to raise substantial debt and/or equity financings. Currently, the Company has no commitments to fund the hard construction costs of the Phase II Resort. In addition, the development of the Phase II Resort may require obtaining additional regulatory approvals. The Company’s debt instruments limit its ability to guarantee or otherwise become liable for any indebtedness of the Phase II Subsidiary. These debt instruments also restrict the Company’s and its subsidiaries’ ability to sell or otherwise dispose of the capital stock of the Phase II Subsidiary, including a sale to the Principal Stockholder or to any of his affiliates. In addition, the Indenture allows the Company to make investments of up to $20.0 million for the development of the Phase II Resort and to incur up to $20.0 million of additional debt to fund such investment. For the nine months ended September 30, 2003, the Company has expended $5.4 million on the Phase II development. Until further design and pre-development work is completed, a more specific development plan and budget cannot be established. The Phase II Subsidiary is an unrestricted subsidiary that is not subject to the terms of the Indenture or the Senior Secured Credit Facility and is not a guarantor under the Mortgage Notes or the Senior Secured Credit Facility.

      Litigation Contingencies and Available Resources

        The Company is a party to certain litigation matters and claims related to the construction of the Casino Resort. If the Company is required to pay any of the Construction Manager’s contested construction costs (the “Contested Construction Costs”) which are not covered by the Insurance Policy, the Company may use cash received from the following sources to fund such costs: (i) the Insurance Policy; (ii) the Construction Manager, Bovis and P&O pursuant to the Construction Management Contract, the Bovis Guarantee and the P&O Guaranty, respectively; (iii) third parties, pursuant to their liability to the Company under their agreements with the Company; (iv) amounts received from the Phase II Subsidiary for shared facilities designed and constructed to accommodate the operations of the Casino Resort and the Phase II Resort; (v) borrowings under the Revolving Facility; (vi) additional debt or equity financings; and (vii) operating cash flow.

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

        In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At September 30, 2003, the Company does not have any guarantees outside of its consolidated group and accordingly does not expect the adoption of FIN 45 to have a material impact on its financial condition, results of operations or cash flows.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        In May 2003, the Financial Accounting Standards Board issued Statement No. 150 (“SFAS 150”) “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Company is considered a non-public entity, as defined by SFAS 150 because its equity securities are not listed on a public exchange. Accordingly, for the Company, the provisions of SFAS 150 will become effective during the quarter ending March 31, 2004. Upon adoption of SFAS 150, the Company anticipates that the Series B Preferred Interest in Venetian will no longer be presented in the “Mezzanine” but rather will be reclassified as a liability of the Company.

Special Note Regarding Forward-Looking Statements

        Certain statements in this section, and elsewhere in this Quarterly Report on Form 10-Q (as well as information included in oral statements or other written statements made or to be made by the Company) constitute “forward-looking statements.” Such forward-looking statements include the discussions of the business strategies of the Company and expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, in certain portions of this Form 10-Q, the words: “anticipates”, “believes”, “estimates”, “seeks”, “expects”, “plans”, “intends” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks associated with entering into new construction and new ventures, including the Macau Casino, increased competition and other planned construction in Las Vegas, including the opening of a new casino resort on the site of the former Desert Inn and upcoming increases in meeting and convention space, the completion of infrastructure projects in Las Vegas, government regulation of the casino industry, including gaming license approvals and regulation in foreign jurisdictions, the legalization of gaming in certain jurisdictions, such as Native American reservations in the States of California and New York and regulation of gaming on the Internet, leverage and debt service (including sensitivity to fluctuations in interest rates and other capital markets trends), uncertainty of casino spending and vacationing at casino resorts in Las Vegas, disruptions or reductions in travel to Las Vegas due to the September 11th attacks, the war with Iraq and any future terrorist incidents, outbreaks of SARS illness in the Company’s market areas, new taxes or changes to existing tax rates, fluctuations in occupancy rates and average daily room rates in Las Vegas, demand for all-suites rooms, the popularity of Las Vegas as a convention and trade show destination, insurance risks (including the risk that the Company has not obtained sufficient coverage against acts of terrorism or will only be able to obtain additional coverage at significantly increased rates), litigation risks, including the outcome of the pending disputes with the Construction Manager and its subcontractors, and general economic and business conditions which may impact levels of disposable income, consumer spending and pricing of hotel rooms.

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

        The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates for the twelve month periods ended September 30:

								Fair
	2004	2005	2006	2007	2008	Thereafter	Total	Value(1)
LIABILITIES
Short-term debt
Variable rate	$131.8	–	–	–	–	–	$131.8	$131.8
Average interest rate(2)	4.3%	–	–	–	–	–	4.3%	4.3%
Long-term debt
Fixed rate	–	–	–	–	–	$850.0	$850.0	$960.5
Average interest rate(2)	–	–	–	–	–	11.0%	11.0%	11.0%
Variable rate	–	$136.2	$36.2	$78.6	$180.5	$3.6	$435.1	$435.1
Average interest rate(2)	–	3.9%	4.1%	4.1%	4.1%	4.1%	4.1%	4.1%

(1)	The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of the Company’s publicly traded debt.
(2)	Based upon contractual interest rates for fixed rate indebtedness or current LIBOR rates for variable rate indebtedness.

        Foreign currency translation gains and losses were not material to the Company’s results of operations for the quarter ended September 30, 2003, but may be in future periods in relation to activity associated with the Macau venture.

        See also “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and ” Item 1 – Financial Statements and Supplementary Data – Notes to Financial Statements – Note 4 – Long-Term Debt.”

LAS VEGAS SANDS, INC.

Item 4.   Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s Chief Executive Officer and its Vice President-Finance (its principal financial officer) have evaluated the disclosure controls and procedures of the Company as of September 30, 2003 and believe that they are effective within the reasonable assurance threshold described above.

b)	Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.   Exhibits and Reports on Form 8-K

(a)	List of Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of the Vice President-Finance (the principal financial officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.

Instruments defining the rights of holders of certain issues of long-term debt of Las Vegas Sands, Inc. and its consolidated subsidiaries and of any of its unconsolidated subsidiaries for which financial statements are required to be filed with this Form 10-Q, have not been filed as exhibits to this Form 10-Q because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of Las Vegas Sands, Inc. and its subsidiaries on a consolidated basis. Las Vegas Sands, Inc. agrees to furnish a copy of each of such instruments to the Commission upon request.

(b)	Reports on Form 8-K

Current report on Form 8-K furnished to the Securities and Exchange Commission on August 6, 2003 regarding the Company's results of operations for the quarter ended June 30, 2003.

LAS VEGAS SANDS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS, INC.

November 14, 2003	By:	/s/ Sheldon G. Adelson
Sheldon G. Adelson
Chairman of the Board
Chief Executive Officer and Director

November 14, 2003	By:	/s/ Harry D. Miltenberger
Harry D. Miltenberger
Vice President-Finance
(principal financial and accounting officer)