Form 10-K
period 2003-12-31
LAS VEGAS SANDS INC
filed 2004-03-30
CIK 850994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of voting stock held by nonaffiliates of registrant as of June 30, 2003 was $0.

The Company had 1,000,000 shares of common stock outstanding as of March 30, 2004.

Las Vegas Sands, Inc.

ii

PART I

ITEM 1.— BUSINESS

General

        Las Vegas Sands, Inc. (“LVSI”) and its subsidiaries (collectively, the “Company”) own and operate the Venetian Casino Resort (the “Casino Resort”), a Renaissance Venice-themed resort situated at one of the premier locations on the Las Vegas Strip (the “Strip”). The Casino Resort is located across from The Mirage and the Treasure Island Hotel and Casino. The Company completed an expansion of the Casino Resort during the second quarter of 2003, which opened for business on June 26, 2003 (the “Phase 1A Addition”). Following its expansion, the Casino Resort includes the only all-suites hotel on the Strip with 4,049 suites (the “Hotel”); a gaming facility of approximately 116,000 square feet (the “Casino”); an enclosed retail, dining and entertainment complex of approximately 446,000 net leasable square feet (the “Mall”); and a meeting and conference facility of approximately 650,000 square feet (the “Congress Center”).

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

        The Casino Resort was developed on a stand-alone basis as the first phase of a two-phase development. The Company has begun extensive design and planning work, is currently exploring financing alternatives for, and has commenced demolition and clearing work on the site of, a second similarly sized themed resort. This resort will consist of a hotel, casino, restaurant, dining and entertainment complex and meeting and conference center space and will be constructed on a 15-acre site situated between the Casino Resort and Wynn Las Vegas Resort (the “Phase II Resort”). The Phase II Resort will be constructed and developed by a wholly owned, indirect subsidiary of LVSI (the “Phase II Subsidiary”).

        The Company is currently exploring various strategic alternatives available to it relating to the Mall. The Company has not yet made any decision with respect to the Mall.

        Venetian Macau, S.A., a wholly owned subsidiary of the Company (“Venetian Macau”), is currently constructing a Las Vegas-style casino in Macau (the “Macau Casino”) and expects to open the main casino portion of the Macau Casino during May 2004 and the remainder of the Macau Casino by June 2004. In addition to the Macau Casino, the Company tentatively plans to build a 500-suite hotel, casino, and convention center complex, with a Venetian-style theme similar to that of the Company’s Las Vegas property. See “–Risk Factors – There are Significant Risks Associated with the Company’s Planned Construction Projects, Which Could Adversely Affect its Financial Condition, Results of Operations, or Cash Flows” and “– Venetian Macau may not be Able to Satisfy its Obligation to the Macau Government to Develop the Macau Venetian Casino Resort and Invest Approximately $535.6 million in Macau. Failure to Satisfy this Obligation could Result in the Loss of its Gaming Subconcession.”

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

        The Company is a voluntary filer and files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other information with the Securities and Exchange Commission (“SEC”). The public can obtain copies of these materials by visiting the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at www.sec.gov. In addition, a link to the Company’s SEC filings is provided on the Company’s website at www.venetian.com.

The Casino Resort

        The Hotel

        The Hotel presently has 4,049 single and multiple bedroom suites situated in a 35-story, three-winged tower rising above the Casino and a 14-story tower situated above a parking garage. The lobby features a 65-foot domed ceiling decorated with Venetian-themed, fresco-style paintings, a main passageway formed by a barrel-vaulted ceiling carried on ornamental columns, and a replica of the unique three dimensional-style marble floors found in Venetian palaces.

        A typical Hotel suite approximates 655 to 735 square feet, consisting of a raised sleeping area and bathroom and a sunken living/working area. The suite’s bi-level configuration creates a multi-function living space in which guests can sleep, work and entertain and includes two queen-size beds or one king-size bed, a writing desk, dual-line speakerphones, a fax machine and a sitting area. Approximately 318 of the suites are of larger size for use by gaming customers.

        The Casino Resort’s average daily room rates were $204 for the year ended December 31, 2003; $196 for the year ended December 31, 2002 and $196 for the year ended December 31, 2001. Gross room revenues during the year ended December 31, 2003 were $251.4 million, representing an increase of $44.7 million when compared to $206.7 million during 2002 and $204.2 million during 2001. During 2003, 2002, 2001, the occupancy rate for available guestrooms (including complementaries) in the Hotel was 96.0%, 95.6%, and 94.6% respectively.

        The Hotel leases space to eight restaurants to well known restaurateurs, (including Thomas Keller, Emeril Legasse and Wolfgang Puck), that are located adjacent to the Casino and five other food outlets located in a Venetian-style market food court located at the casino level of the Hotel. Live entertainment is offered at the 50,000 square foot entertainment complex, “C2K”. In addition, the Hotel provides a variety of amenities for its guests, including a state-of-the-art health spa, operated by Canyon Ranch Management, LLC, with massage and treatment rooms, exercise and fitness areas. The Hotel features an outdoor swimming complex (including three pools, spas, pool bars and cabanas) surrounded by gardens, waterways, fountains and sculptures.

        In addition to the Congress Center, the Hotel includes approximately 63,000 square feet of exhibition hall space that was completed in October 2001, including the Guggenheim/Hermitage Museum, an art museum featuring masterpiece collections from the Guggenheim Museum in New York, the Hermitage in Saint Petersburg, Russia and other museums. Approximately 59,000 square feet of the exhibition hall space housed the Guggenheim “Art of the Motorcycle” exhibit until January 2003. The Company is currently evaluating alternatives for long-term exhibitions similar to the “Art of the Motorcycle” which ran for approximately two years or a potential showroom in the exhibition hall space.

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

        The Casino environment is stylized to resemble a Venetian “palazzo,” with architectural and interior design features representative of Venice’s Renaissance era and its adjacent amenities include several “signature” restaurants such as Emeril Lagasse’s Delmonico and Piero Selvaggio’s Valentino. The ceiling in the table games area features fresco-style paintings of Venetian palaces. The gaming facilities include approximately 2000 slot machines of various denominations, including popular multi-property, linked progressive games. A high-end slot area, with a private lounge, provides slot customers with premium slot products and services. The Casino’s approximately 126 table games (excluding baccarat tables) include the traditional games of blackjack, craps and roulette, Asian games such as “Pai Gow” and “Pai Gow Poker,” and popular progressive table games such as “Caribbean Stud Poker” and “Let It Ride.” In addition, the Casino offers gaming customers an upscale sportsbook room and an upscale gaming salon featuring baccarat, blackjack and roulette tables. The gaming salon is specially designed for premium, “high roller” gaming, with baccarat, blackjack and roulette, direct access to private cash-out windows at the Casino cage and direct access to the Casino’s credit department.

        The Mall

        The Mall offers approximately 446,000 net leasable square feet of shopping, dining and entertainment space located on two levels within the Casino Resort’s main structure, between the Casino level and the Hotel tower and in a separate approximately 38,000 square foot retail annex adjacent to the Casino Resort’s main structure and directly accessible from the Strip. The Mall includes eight restaurants, six food court outlets, three specialty shops and 58 retail stores. Visitors and guests can enter the Mall from several different directions, including from the Strip via a moving sidewalk, from the main gaming area of the Casino via escalators, from the Expo Center through the Congress Center, from a crossover bridge across the Strip and directly from the Hotel.

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

        In both 2003 and 2002, the Mall leased approximately 90% of its gross leasable space at an average of approximately $100 per leasable square foot. Additional tenants and increased proceeds from rents raised Mall revenues to $39.4 million in 2003 from $36.5 million in 2002. The average term of a lease in the Mall is 10 years.

        The Company announced during January 2004 that it has retained an investment-banking firm as financial advisor, to explore various strategic alternatives available to it relating to the Grand Canal Shops. Currently no decision has been made as to whether there will be a sale or any other transaction involving the Grand Canal Shops. The Company is uncertain as to what strategic alternatives it may ultimately pursue, and there can be no assurance that, if any transaction is commenced, it will be completed or as to the value that any such transaction might have for the Company.

        The Expo Center and the Congress Center

        With over 1.15 million gross square feet of exhibit and meeting space, including four exhibit halls and 20 meeting rooms, the separately owned and operated Expo Center is the largest privately-owned, and one of the largest overall trade show and convention facilities in the United States (as measured by net leasable square footage). As part of the Casino Resort, the Company owns and operates the Congress Center, an approximately 650,000 gross square foot meeting and conference facility which links the Expo Center and the rest of the Casino Resort. The Congress Center includes an approximately 85,000 square foot column-free “Venetian Ballroom,” an approximately 13,500 square foot “Palazzo Ballroom”, a meeting complex of 60 individual rooms which can be combined to create three additional ballrooms and an approximately 105,000 square foot exhibition hall. Together, the Expo Center and the Congress Center offer nearly 1.65 million square feet of state-of-the-art exhibition and meeting facilities, which can be configured to provide 108 meeting rooms or accommodate large-scale multi-media events.

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

        In 2003, approximately 894,000 visitors attended trade shows and conventions at the Expo Center during 116 show days. The Expo Center hosted 16 events on the 2003 Trade Show Week 200 list of the largest trade shows in the United States in 2003, including the Spring and Fall Western Shoe Show and JCK Jewelry Show, as well as the Automotive Service Industry Association Week, each of which were multiple-location events.

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

        Venetian, the New Mall Subsidiary, Interface and the Phase II Subsidiary are parties to an Amended and Restated Reciprocal Easement, Use and Operating Agreement (the “Cooperation Agreement”), which, among other things, provides for the integrated operation of all the facilities. Interface, the New Mall Subsidiary and Venetian allocate expenses shared by the Expo Center, the Casino Resort and the Mall. In addition, the Company and Interface jointly market the Hotel and Casino, the Mall, the Congress Center and the Expo Center. Until December 31, 2010, Interface will use commercially reasonable efforts to have the Hotel designated as the “headquarters hotel” for trade show and convention events at the Expo Center, and the Company will use commercially reasonable efforts to promote the use and occupancy of the Expo Center. In order to obtain the Casino Resort’s “headquarters hotel” designation, the Company has agreed with Interface that, except under certain circumstances, trade shows of the type generally held at the Expo Center will not be held in the Congress Center. The Company will be able to conduct or permit to be conducted at the meeting and conference space that is a part of the Phase IA Addition and the Congress Center, tradeshows and expositions of the type generally held at the Expo Center so long as such space is at most 125,000 square feet and the Company enters into a preferred reservation system agreement with Interface. Trade show and convention promoters are under no obligation to select the Casino Resort as the “headquarters hotel” for their events. See “Item 13 – Certain Relationships and Related Transactions – Cooperation Agreement.”

Macau Casino Project

        Concession

        On June 26, 2002, the Government of the Macau Special Administrative Region of the People’s Republic of China (“Macau”) granted a provisional concession to operate casinos in Macau to Galaxy Casino Company Limited (“Galaxy”), a consortium of Macau and Hong Kong – based investors. Macau, the former Portuguese colony located near Hong Kong, currently has annual gaming revenues of approximately $3.2 billion and is widely regarded as one of the fastest growing gaming markets in the world. Approximately 10.8 million visitors arrived in Macau during 2002 (the latest available count), according to the Macau Tourism Board. The following factors are expected to continue to significantly improve Macau’s status as a world-class gaming and resort destination: (i) the increased ease of access from Hong Kong, China and Taiwan and other Asian regional gaming markets (where casinos are currently banned); (ii) significant foreign and domestic investment in new and expanded gaming products; and (iii) the development of Disneyland China and other new resort developments in the region. The Company believes that the Macau opportunity provides an international platform to expand its premier Venetian brand and create increased diversification of, and a new source of significant growth for, its revenue base.

        Galaxy was one of three entities to be granted a casino license in Macau. During December 2002, Venetian Macau and Galaxy entered into a subconcession agreement. The subconcession agreement with Galaxy was recognized and approved by the Macau government and allows Venetian Macau to develop and operate certain casino projects in Macau, including the Macau Casino, separately from Galaxy. It is expected that Galaxy will in turn develop hotel and casino projects separate from the Company. Galaxy is currently expected to complete and open a small casino during the second quarter of 2004.

        Under the subconcession agreement, Venetian Macau is obligated to develop and open the Macau Venetian Casino Resort, a hotel, casino and convention center complex with a Venetian-style theme similar to the Casino Resort in the area of Macau known as Cotai by June 2006. Venetian Macau is also obligated to invest, or cause to be invested, at least 4.4 billion patacas (approximately $535.6 million at exchange rates in effect on December 31, 2003) in various development projects in Macau by June 2009. The construction and development costs of the Macau Casino will be applied to the fulfillment of this total investment obligation to the Macau government. It is expected that the construction and development costs of the Macau Venetian Casino Resort will satisfy the remainder of this obligation.

        The initial term of the Venetian Macau subconcession agreement is 20 years, beginning on June 27, 2002 and ending on June 26, 2022. The subconcession agreement can be terminated after the fifteenth year, upon one year’s prior notice and upon fair and reasonable compensation for the balance of the term. The Macau government also has the right, after consultation with Venetian Macau, to unilaterally terminate, without compensation to Venetian Macau, the subconcession at any time upon the occurrence of specified events of default. Venetian Macau has the following obligations under the subconcession agreement:

•	ensuring the proper operation and conduct of casino games;

•	employing people with appropriate qualifications;

•	operating and conducting casino games of chance in a fair and honest manner without the influence of criminal activities; and

•	safeguarding and ensuring Macau’s interests in tax revenue from the operation of casinos and other gaming areas.

        Additionally, Venetian Macau is subject to certain reporting requirements in Macau, including with the Macau Gambling Inspection and Coordination Bureau. Venetian Macau is also obligated to pay to the Macau government an annual premium with a fixed portion equal to 30 million patacas (approximately $3.7 million at exchange rates in effect on December 31, 2003) and a variable portion based on the number and type of gaming tables used by Venetian Macau. The premium will generally become payable upon commencement of operations. Venetian Macau will also have to pay a special gaming tax of 35% of gross gaming revenues and contribute an additional 4% of gross gaming revenue to Macau.

        Macau Casinos

        Venetian Macau is currently constructing the Macau Casino and expects to open the main casino portion of the Macau Casino during May 2004 and the remainder of the Macau Casino by June 2004. In addition, the Company tentatively plans to build the Macau Venetian Casino Resort, a 500-suite hotel, casino and convention center complex, with a Venetian-style theme similar to that of the Company’s Las Vegas property. The Company currently anticipates that the Macau Casino construction will be completed at a total cost of $257.9 million. Due to inherent risks in large construction projects in a foreign jurisdiction, however, there can be no assurance that the Macau Casino will be constructed without substantial delays or cost increases. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “–Risk Factors – There are Significant Risks Associated with the Company’s Planned Construction Projects, Which Could Adversely Affect its Financial Condition, Results of Operations or Cash Flows” “Venetian Macau may not be able to satisfy its obligation to the Macau Government to develop the Macau Venetian Casino Resort and invest approximately $535.6 million in Macau. Failure to satisfy this obligation could result in the loss of its Gaming Subconcession” and “–Certain Nevada Gaming Laws Apply to the Company’s Planned Gaming Activities and Associations in Macau and Alderney.”

        During the year ended December 31, 2003, the Company incurred and expensed $9.4 million of pre-opening and development expenses and capitalized $52.8 million of capital expenditures associated with the development of the Macau Casino.

Phase II Resort

        The Company has begun extensive design and planning work on the Phase II Resort and has incurred demolition and clearing costs on the site of the Phase II Resort. During 2003, the Company invested $17.0 million toward the development of the Phase II Resort. The Company has not yet set a date to begin construction of the Phase II Resort. If the Company determines to construct the Phase II Resort, it will be required to raise substantial debt and/or equity financings. The Company is currently exploring financing alternatives for the Phase II Resort and has no commitments to fund the hard construction costs of the Phase II Resort. In addition, the development of the Phase II Resort may also require obtaining additional regulatory approvals.

Internet Gaming and Other New Business Ventures

        The Company is actively pursuing the possibility of developing and operating an Internet gaming site and is currently exploring other business opportunities for expansion and the possibility of operating casino resorts in certain foreign jurisdictions, including in the United Kingdom. The Company has hired consultants to assist it in exploring gaming opportunities in the United Kingdom. The Company has entered into agreements in principle subject to the successful negotiation of final documentation with two prominent football clubs in the United Kingdom to build entertainment and gaming facilities. During March 2003, a subsidiary of the Company received an interactive gaming license and an electronic betting center license from the Alderney Gambling Control Commission but has not yet established any operations. Alderney is part of the Channel Islands located between Great Britain and France. Alderney is a self-governing member of the British Commonwealth. The Company’s Internet and other projects are in developmental or exploratory stages and there can be no assurance that any of these ventures will prove to be attractive opportunities, or that if implemented they will be successful. The Company intends to continue to explore similar new business opportunities.

Business and Marketing Strategy

        The Company’s primary business objective is to become one of the leading global providers of premium destination casino resort experiences in order to drive superior returns on invested capital and to increase asset value. To achieve this objective, the Company: (i) operates a “must-see” destination resort in Las Vegas; (ii) captures premium room rates through a differentiated all-suites product; (iii) drives hotel occupancy, casino use and mall shopping through the link to the Expo Center and the Congress Center; (iv) caters to a higher budget customer mix by offering a unique combination of hospitality and gaming facilities; (v) leverages the Casino Resort’s premium co-branding strategy to drive revenues; (vi) targets premium gaming customers and (vii) strongly pursues development opportunities in foreign markets with attractive gaming prospects such as Macau and the United Kingdom.

        Operate a "Must-See" Destination Resort in Las Vegas

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

        The Hotel offers the only all-suites product on the Strip with first-class services, amenities for business travelers, such as in-room fax machines, two phone lines and high-end resort facilities. With the completion of the Phase IA Addition which included the addition of a new 1,013-room hotel tower, Venezia, the Hotel is now the third largest hotel in the world. In July 2003, the Hotel was awarded three top honors by “Travel & Leisure Magazine”: “Top 100 Overall” in the world “Top 100 Continental U.S. and Canada,” and “Top 15 for $250 or less” in the world. ” In 2002, the Hotel was awarded the Exxon Mobil “Four Star Award,” Conde Nast’s “Best 50 Hotels in North America,” AAA’s “Four Diamond Award” and Meetings and Convention Magazine’s Prestigious “Gold Key Award” for meeting hotels in the United States. In management’s experience, business and leisure travelers consider suites desirable, superior accommodations. For business travelers, the Hotel’s suites, which accommodate informal business meetings and social gatherings, offer guests a unique, single location in which to work and entertain in close proximity to the Expo Center and the Strip. Leisure travelers appreciate both the Hotel’s spacious suites and extensive facilities. The Company believes that the all-suites format, together with the Casino Resort’s many other unique attributes, results in a highly differentiated destination resort product, allow for premium pricing on rooms and provide a competitive advantage over other hotel/casino properties on the Strip.

        The Company’s mix of hotel sales is as follows: group and convention room sales are 39.0%; hosted casino customers 15.0%; wholesale 12.0% and free and independent travelers 34.0% of total sales. The Hotel’s average daily room rates were $204 in 2003.

        Drive Hotel Occupancy, Casino Use and Mall Shopping through the Link to the Expo Center and the Congress Center

        The Casino Resort is the first themed entertainment resort in Las Vegas designed specifically to accommodate large-scale trade shows, conventions, conferences and meetings. These trade shows, conventions, conferences and meetings often draw more attendees than the Hotel can accommodate and generate additional non-Hotel traffic. The Expo Center and the Congress Center provide recurring, predictable demand for mid-week room nights from business travelers. The Company’s diverse business model draws convention attendees from all parts of the United States and the world. In connection with 116 show days during 2003, approximately 894,000 visitors attended trade shows and conventions at the Expo Center. The Hotel had a mid-week occupancy rate of 94.2% in 2003 (compared to an 81.6% mid-week average occupancy rate on the Strip), due in large part to the Casino Resort’s trade show and convention business. In 2003, the Hotel’s average daily room rate was approximately $204. Pursuant to the Cooperation Agreement, the owner of the Expo Center markets the Casino Resort to promoters of Expo Center trade show conventions and other events as the “headquarters hotel” for such events. The Casino Resort offers attendees of events at the Expo Center and the Congress Center the most convenient hotel accommodations in Las Vegas.

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

        Leverage the Casino Resort's Premium Co-Branding Strategy to Drive Revenues

        The Company expects to build upon awareness of the Venetian brand by continuing to attract a unique collection of “signature” restaurant concepts and premier global retail brands to the Casino Resort. This strategy allows the Company to focus on its core competency of providing first-class hotel and meeting facilities while attracting additional guests and foot traffic because of its own brand name and its concentration of other premier brands. The Casino Resort has been designed such that foot traffic from the Strip, the Expo Center, the Congress Center and the Hotel are funneled through the Casino floor in order to attract and retain a broad base of Casino patrons. The Company seeks to maximize guest spending from the Casino Resort’s target markets by offering a concentration of fine restaurants, exclusive boutiques, the Canyon Ranch health spa and the 50,000 square foot entertainment complex, “C2K”. Several well-known restaurateurs operate “signature” restaurants on the premises, such as Thomas Keller’s Bouchon, Emeril Lagasse’s Delmonico and Wolfgang Puck’s Postrio. The Mall includes premium branded retailers such as Mikimoto and Burberry and nationally recognized retailers such as Banana Republic, Kenneth Cole and Brookstone. In addition, the Casino Resort includes the Guggenheim Hermitage Museum, which houses various art exhibits in conjunction with the Guggenheim Museum in New York and the Hermitage Museum in St. Petersburg, Russia. The co-branding strategy enhances the Casino Resort’s appeal to the higher budget room guests. The Company believes that the Casino Resort’s premier location on the Strip, its extensive theming as well as its established and growing concentration of “signature” restaurant concepts and premier global retail brands have been an effective strategy for driving revenues and the awareness of the Venetian brand. The Company expects to build upon the Venetian’s brand awareness to provide continued revenue growth opportunities from retail and restaurants to drive Hotel room rates and Casino patronage.

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

        Strongly Pursue Development Opportunities in Foreign Markets with Attractive Gaming Prospects such as Macau and the United Kingdom

        The Company is currently constructing the Macau Casino which it expects to fully complete by June 2004. The Company believes that Macau is one of the largest and fastest growing gaming markets in the world. The Company is also committed to constructing a second casino resort in Macau. The Company is also actively looking at opportunities in the United Kingdom in anticipation of the enactment of proposed changes to the gaming laws of the United Kingdom. The Company has entered into agreements in principle subject to the successful negotiation of final documentation with two prominent football clubs in the United Kingdom to build entertainment and gaming facilities. In each of these markets, the Company’s strategy is to replicate the successful strategies that it has used with respect to the Las Vegas market.

The Las Vegas Market

        Las Vegas is one of the fastest-growing and largest entertainment markets in the country. Las Vegas hotel occupancy rates are among the highest of any major market in the United States. According to the Las Vegas Convention and Visitors Authority (the “LVCVA”), the number of visitors traveling to Las Vegas has increased at a steady and significant rate for the last ten years from 23.5 million visitors in 1993 to 35.5 million visitors in 2003, a compound annual growth rate of 4.2%. In addition, the population of Las Vegas has grown from approximately 890,000 in 1993 to approximately 1,630,000 in 2003, a compound annual growth rate of 6.2%. Management believes that the growth in the Las Vegas market has been enhanced by a dedicated program of the LVCVA and major Las Vegas hotels to promote Las Vegas as an exciting vacation and convention site, the increased capacity of McCarran International Airport and the introduction of large, themed destination resorts in Las Vegas.

        Although visitation, demand and expectations may be impacted by international and domestic events and other factors and conditions, the Company expects hotel occupancy rates in Las Vegas to remain high as a result of the sustained growth in the number of visitors traveling to Las Vegas and the lack of new construction in Las Vegas, other than Wynn Las Vegas, an approximately 2,700 room resort to be built on the site of the former Desert Inn, one block north of the Casino Resort on the corner of Las Vegas Boulevard and Sands Avenue, anticipated to open in April 2005, and 1,000 hotel room additions to the Bellagio and Caesars expected to open during 2004.

        Las Vegas as a Trade Show, Convention and Meeting Destination

        In 2003, according to the LVCVA, Las Vegas was the most popular trade show destination (with a 25% market share of the Trade Show Week 200 Shows in terms of net square footage) and the fourth most popular convention destination in the United States. In 1993, approximately 2.4 million persons attended trade shows and conventions in Las Vegas and spent approximately $2.3 billion. In 2003, the number of trade show and convention attendees had increased to 5.7 million and the amount spent by trade show and convention attendees was approximately $6.5 billion.

        Trade shows are held for the purpose of getting sellers and buyers of products or services together in order to conduct business. Trade shows differ from conventions in that trade shows typically require substantial amounts of space for exhibition purposes and participant circulation. Conventions generally are gatherings of companies or groups that require less space for breakout meetings and general meetings of the overall group. Las Vegas offers trade shows and conventions a unique infrastructure for handling the world’s largest shows, including the concentration of 48,000 hotel rooms located on the Strip, three convention centers (the Expo Center, Mandalay Bay Convention Center, and the Las Vegas Convention Center (the “LVCC”)) with a total of approximately 6.9 million square feet of convention and exhibition space, convenient air service from major cities throughout the United States and other countries, and significant entertainment attractions. In addition to the Expo Center, Mandalay Bay Convention Center, and the LVCC, the MGM Grand Hotel and Casino has a conference and meeting facility of approximately 300,000 gross square feet, and the Mirage has a 100,000 gross square feet of meeting space. Mandalay Bay opened its 1.8 million square foot convention center during January 2003. Management believes that Las Vegas will continue to evolve as the country’s preferred trade show and convention destination.

        Expanding Hotel Market

        During 2003, Las Vegas was among the most popular vacation destinations in the United States. Las Vegas has experienced a period of rapid hotel development with the number of hotel and motel rooms in Las Vegas increasing by 52.0% over the last 10 years, from 86,053 in 1993 to 130,482 in 2003. The Company expects that the concentration of quality themed casino hotels and resorts will increase visitor interest in Las Vegas as a business event and vacation destination, and, as a result, increase overall demand for hotel rooms, gaming and entertainment.

        Growth of Las Vegas Retail Sector and Non-Gaming Revenue Expenditures

        In order to draw additional visitors, an increasing number of destination resorts are developing non-gaming entertainment to complement their gaming activities. According to the LVCVA, while gaming revenues have increased from $4.7 billion in 1993 to $7.8 billion in 2003 (a compound annual growth rate of 5.2%), non-gaming tourist revenues increased from $10.3 billion to $32.8 billion over the same period (a compound annual growth rate of 8.1%). The newer, large themed Las Vegas destination resorts have been designed to capitalize on this growth by providing better quality hotel rooms at higher rates and by providing expanded shopping, dining and entertainment opportunities to their patrons in addition to gaming.

        Infrastructure Improvements

        Clark County and metropolitan Las Vegas have completed several infrastructure improvements to accommodate the increase in travel to Las Vegas by all modes of transportation. According to the LVCVA, in 2003 visitors to Las Vegas arrived by the following methods of transportation: 45% by air; 40% by auto; 8% by recreational vehicle and 7% by bus.

        McCarran International Airport Expansion

        During the past five years, the facilities of McCarran International Airport have been expanded to accommodate the increased number of airlines and passengers that it services. The number of passengers traveling through McCarran International Airport has increased from 22.5 million in 1993 to 36.3 million in 2003. Long-term expansion plans for McCarran International Airport provide for additional runway and related areas. An addition to the terminal is currently under construction and expected to be completed during 2006.

The Macau Market

        The Company believes that Macau is located in one of the world’s largest gaming markets. Centrally located, Macau is approximately one hour away from densely populated Hong Kong via a hydrofoil ferry system and has the advantage of sharing a border with China’s Guangdong Province, which has approximately 90 million residents and is considered one of the most prosperous regions of China. In addition, some of the largest cities in Asia are located within a two-hour flight of Macau, including Taipei, Kaohsiung and Manila.

        Since the reversion of Macau to China, gaming revenue in Macau has grown from approximately $1.8 billion in 1999 to approximately $2.9 billion in 2002, a 16.6% compound annual growth rate, and visitor volume has grown from approximately 7.4 million in 1999 to approximately 11.5 million in 2002, a 15.8% compound annual growth rate. The dominant feeder market to Macau has been and continues to be Hong Kong. Although the absolute number of visitors from Hong Kong continues to grow, that market has shrunk as a percentage of the total visitor distribution from 67.2% in 1997 to 44.2% in 2002. The number of visitors from China has exhibited consistent growth from 1997 to 2002, with a 51.6% compound annual growth rate in the number of visitors for that period. As the second fastest growing market, the number of visitors from Taiwan has grown almost 70% from 1997 to 2002.

        The majority of gaming revenue in Macau today is generated by its two most popular properties. The Company estimates that the Lisboa Hotel and the Jai Alai account for approximately 70% of total gaming revenue in Macau. The Company believes that as new facilities and standards of service come on line, Macau will increasingly be perceived as a more desirable gaming destination. The improved experience of visitors to Macau should lead to an increased number of return trips from existing markets and open several new markets.

        While none of the primary feeder markets surrounding Macau offer legalized casino gaming, these markets generate gaming demand. Table games are the dominant form of gaming in Asia. Baccarat is by far the most popular game, followed by blackjack, “big and small,” roulette and other traditional U.S. and Asian games. Slot machines are offered in Macau, but they are few in number and appear to be used more for filling in dead-space in the main gaming areas and out-of-the-way spaces than as a viable gaming option. The Company believes the limited slot product reflects the market’s perception that slots currently offered in Macau are an inferior slot product and the lack of attention given to this segment by existing Macau casinos. By contrast, in other gaming venues catering to an Asian clientele, slot machines are in high demand and are quite profitable.

        The Company believes that the proposed overhaul by the Macau government of Macau’s casino gaming legal regulatory framework, including the enactment of proposed new regulations on credit extension, collection and taxes, which will enable the Company to effectively compete in the VIP gaming market, coupled with a vastly improved gaming product should allow us to grow this market.

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

        Hotel/Casino Properties

        Competitors of the Casino Resort include themed resorts on the Strip, such as The Bellagio, Mandalay Bay and Paris. In November 2002, Steve Wynn began construction of the Wynn Las Vegas Resort. Wynn Las Vegas is an approximately 2,700 hotel-room resort and casino being constructed on the site of the former Desert Inn located on Sands Avenue across from the site of the anticipated Phase II Resort, with an expected completion date of April 2005. During 2003, Mandalay Bay completed, Bellagio began construction, and Caesars announced the planned construction, of 1,000 hotel room additions. Management is not aware of any other new significant developments of casino properties in Las Vegas in the near future. The Casino Resort may also compete with the Phase II Resort, to the extent, its business is not complementary to that of the Casino Resort.

        The Company believes that themed resorts are generally more successful at generating higher traffic volumes and higher revenues and operating income than the large-scale non-themed properties in Las Vegas. Themed resorts compete on the basis of the quality of theming, as well as on more traditional bases, such as quality of rooms, pricing and location. Themed resorts tend to be clustered on the Strip, creating a critical mass of entertainment experiences, which generate significant traffic for the themed resorts as a group, thereby capturing a larger portion of the Las Vegas hotel and gaming market than non-themed properties. The Company believes that the existence of other themed resorts in close proximity to the Casino Resort directly benefits the Casino Resort. The Casino Resort is part of a cluster of themed properties, which includes The Mirage, the Treasure Island Hotel and Casino, The Bellagio and The Forum Shops at Caesars Palace Hotel, and may in the future include Wynn Las Vegas and the Phase II Resort.

        In addition to the advantages of being a centrally located, themed resort, the Cooperation Agreement and the Casino Resort’s direct connection with the Expo Center provide the Casino Resort with a unique tie-in to one of the premier trade show and convention facilities in the United States. With these competitive advantages, the Casino Resort is positioned to appeal to the mid-week meeting, trade show and convention market composed of customers who pay higher average room rates and have higher average travel budgets than other categories of weekday customers, such as tour groups.

        The hotel-casino operation of the Casino Resort also competes, to some extent, with other hotel-casino facilities in Nevada and in Atlantic City, hotel/casino, and other resort facilities elsewhere in the country and the world, Internet gaming web sites and state lotteries. In addition, certain states have legalized, and others may legalize, casino gaming in specific areas. The passage of the Indian Gaming Regulatory Act in 1988, for example, has led to rapid increases in Native American gaming operations. Such proliferation of gaming venues could significantly and adversely affect the business of the Company. In particular, the legalization of casino gaming in or near major metropolitan areas, such as New York, Los Angeles, San Francisco and Boston, from which the Company attracts customers, could have a material adverse effect on the business of the Company. In October 2001, the New York legislature approved a bill for expanded casino gaming on Native American reservations in that state. The expansion of gaming in New York could also have a material adverse effect on the business of the Company.

        Trade Show and Convention Facilities

        The Expo Center, the Congress Center, and Las Vegas generally compete with trade show and convention facilities located in and around major U.S. cities, including Atlanta, Chicago, New York, and Orlando. Within Las Vegas, the Expo Center and the Congress Center compete with the LVCC, which is located off the Strip and currently has 3.2 million gross square feet of convention and exhibit facilities. In addition to the LVCC competition, Mandalay Bay has a 1.8 million square foot convention center. The MGM Grand Hotel and Casino has a conference and meeting facility of approximately 300,000 square feet and the Mirage has a 100,000 gross square feet of meeting space. It is anticipated that Wynn Las Vegas will have 300,000 square feet of meeting space. The conference and meeting facilities at these hotel/resorts are the Congress Center’s primary competition. The Company expects that the LVCC and the Mandalay Bay Convention Center will be the primary competitors of the Expo Center. To the extent that any of the competitors of the Casino Resort can offer a hotel/casino experience that is integrated with substantial trade show and convention, conference and meeting facilities, the Casino Resort’s competitive advantage in attracting trade show and convention meeting and conference attendees could be adversely affected. Other cities such as Boston, Orlando, and Pittsburgh are also in the process of developing, or have announced plans to develop, convention centers and other meeting, trade and exhibition facilities.

        Mall

        The Mall competes with both themed resorts, which offer shopping, dining and entertainment opportunities to their patrons, and other retail malls in or near Las Vegas. The Mall’s direct competition includes The Forum Shops at Caesars Palace and The Desert Passage Shops at the Aladdin. Caesars Entertainment recently began construction of an approximately 200,000 square-foot expansion of The Forum Shops at Caesars Palace. The Mall also competes with The Fashion Show Mall, a more traditional mall located near the Casino Resort, which recently expanded to almost double its size. In the future, the Mall may also compete with the planned retail, dining, and entertainment facilities in the Phase II Resort. Mandalay Resort Group has begun the development and construction of a retail center near its Mandalay Bay Resort , which is expected to open during 2004.

        Macau

        In Macau, the Company expects to compete with the other two parties granted casino licenses, which are a group led by Steve Wynn and a group led by Stanley Ho, who, at that time, held Macau’s only existing casino license. The Company also expects to compete with Galaxy. Steve Wynn has not begun construction of a casino as of this date and Galaxy will complete and open a small casino during the first quarter of 2004.

Advertising and Marketing

        The Company advertises in many types of media, including television, radio, newspapers, magazines, and billboards, to promote general market awareness of the Casino Resort as a unique vacation, business and convention destination due to its first-class hotel, casino, retail stores and restaurants. The Mall tenants also pursue their own general advertising and promotional activity, which benefits the Mall. The Macau Casino will provide advertising and direct marketing of its casino early in the second quarter of 2004. The Company actively engages in direct marketing, which is targeted at specific market segments, such as the meeting, convention and trade show market and the premium gaming market, and database marketing, which focuses on high frequency, high-margin market segments such as the “high-roller” gaming market.

Agreements Relating to the Casino Resort

        Cooperation Agreement

        The Company’s business plan calls for each of the Casino Resort, the Mall, the Expo Center and if built, the Phase II Resort, though separately owned, to be integrally related components of one facility. In establishing the terms for the integrated operation of these components, the Cooperation Agreement sets forth agreements regarding, among other things, encroachments, easements, operating standards, maintenance requirements, insurance requirements, casualty and condemnation, joint marketing, the construction of the Phase II Resort, and the sharing of some facilities and related costs. Subject to applicable law, the Cooperation Agreement binds all current and future owners of the Expo Center, the Casino Resort, the Mall and the Phase II Resort (and the land on which the Phase II Resort is expected to be built), and has priority over the liens securing the Company’s senior secured debt entered into on June 4, 2002 (the “Senior Secured Credit Facility”) and the Mortgage Notes and any liens securing any indebtedness of the Mall, the Expo Center or Phase II Resort. Accordingly, subject to applicable law, the obligations in the Cooperation Agreement will “run with the land” if any of the components change hands.

        Operating Covenants

        The Cooperation Agreement regulates certain aspects of the operation of the Expo Center, the Mall and the Casino Resort. For example, Under the Cooperation Agreement, the Company is obligated to operate the Casino Resort continuously and to use it exclusively in accordance with standards of first-class Las Vegas Boulevard style hotels, casinos and retail and restaurant complexes. In turn, the New Mall Subsidiary is obligated to operate the Mall exclusively in accordance with standards of first-class restaurant and retail complexes, and Interface is obligated to operate and to use the Expo Center exclusively in accordance with standards of first-class convention, trade show and exposition centers. The Cooperation Agreement also provides that the Company will not and the New Mall Subsidiary will not (and will not permit any other person to) own, operate, lease, license or manage any building or other facility, at or in the Casino Resort, Phase II Resort, the Mall or the land on which the Casino Resort, the Phase II Resort or the Mall sits, that provides space for shows or expositions of the type generally held at the Expo Center. The Company is able to conduct or permit to be conducted at the meeting and conference space that is a part of the Phase IA Addition, and at the Phase II Resort, tradeshows or expositions of the type generally held at the Expo Center so long as such space is at most 125,000 square feet, and the Company enters into preferred reservation system agreements with Interface that governs the booking of exposition and tradeshows in the Phase IA Addition meeting space and in the Phase II Resort, and agreements for Interface to provide audio-visual, telecommunications, electrical, janitorial and other related services to group customers of the Phase IA Addition meeting space or the Phase II Resort. See “Item 13 – Certain Relationships and Related Transactions – Preferred Reservation System Agreement” and “–Meeting Services Agreement.”

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

        Parking

        The Cooperation Agreement also addresses issues relating to the use of the Casino Resort’s parking facilities, the use of parking facilities planned in connection with the Phase II Resort and easements for access. The Casino Resort, the Mall and the Expo Center may use the parking spaces in the Casino Resort’s parking garage on a “first come, first served” basis, as long as each property retains use of sufficient spaces to comply with minimum parking standards. This means that each property uses sufficient spaces to comply with applicable laws to conduct its business. The Casino Resort’s parking garage is owned, maintained, and operated by the Company, with the proportionately allocated operating costs billed to, the Mall and Interface. After the completion of the parking garage planned to be built in connection with the Phase II Resort, the Casino Resort, the Mall and the Expo Center will have the right to use the Phase II Resort parking garage, with the operating costs allocated among each facility. All property owners have granted each other non-exclusive easements and rights to use the roadways and walkways on their properties for vehicular and pedestrian access to the parking garages.

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

        Thermal energy (i.e., heating and air conditioning) is provided to the Casino Resort and the Expo Center by the HVAC Provider using certain heating and air conditioning-related and other equipment (the “HVAC Equipment”). In addition, the HVAC Provider provides the Company with other energy-related services. The central HVAC Plant is located on land owned by the Company, which land and HVAC Plant have been leased to the HVAC Provider for a nominal annual rent. The HVAC Equipment is owned by the HVAC Provider, and the HVAC Provider has been granted appropriate easements and other rights so as to be able to use the HVAC Plant and the HVAC Equipment to supply thermal energy to the Casino Resort and the Expo Center (and, potentially, other buildings), so long as such easements do not materially interfere with the operations of the Casino Resort and the Expo Center. The HVAC Provider paid all costs (“HVAC Costs”) in connection with the purchase and installation of the HVAC Equipment, which costs totaled $70 million. The HVAC Provider has entered into separate service contracts (collectively, the “HVAC Service Agreements”) with Venetian, Interface, and the predecessor to the New Mall Subsidiary, for the provision of heat and cooling requirements at agreed-to rates. The charges payable by all users include a fixed component that enables the HVAC Provider to recover 85% of the HVAC Costs over the initial term of the service contracts, with interest at a fixed annual rate of 7.1%. In addition, the users reimburse the HVAC Provider for the annual cost of operating and maintaining the HVAC Equipment and providing certain other energy related services, and pay the HVAC Provider a management fee of $500,000 per year. Each user is allocated a portion of the total agreed-to charges and fees through its service contract, which portion includes paying 100% of the cost of services in connection with the HVAC Equipment relating solely to such user. Each user is not liable for the obligations of the other users; provided, however, that the New Mall Subsidiary is liable for the obligations of each Mall tenant. The HVAC Service Agreements expire in 2009, at which time the users will have the right, but not the obligation, to collectively either extend the term of their agreements for two consecutive periods of five years each or purchase the HVAC Equipment in accordance with purchase provisions set forth in the HVAC Service Agreements.

        The Company’s rights under the HVAC Service Agreements and related documents were collaterally assigned to The Bank of Nova Scotia, as agent for the lenders under the Company’s Senior Secured Credit Facility and the holders of the Mortgage Notes as security for its obligations under the Senior Secured Credit Facility and the Mortgage Notes, and the Mall’s rights under the HVAC Services Agreement and related documents were collaterally assigned to Archon Financial, L.P. as lender under the secured mall facility to which the Company is a party (the “Secured Mall Facility”). The HVAC Provider has consented to the Company’s collateral assignment pursuant to a consent and agreement agreed to by the HVAC Provider. Under the HVAC consent and agreement, the HVAC Provider has agreed: (i) to acknowledge that the Company has granted a security interest in its agreements with the HVAC Provider; (ii) under certain conditions, to recognize the Company’s secured lenders’ rights to “step in” to the Company’s rights under these agreements, and to keep from exercising termination and other rights for a time; (iii) not to terminate these agreements or to consent to any termination or suspension of these agreements without written notice to The Bank of Nova Scotia, as agent for the lenders, and providing the Company’s secured lenders an opportunity to correct any default or breach that the Company commits; (iv) under certain conditions, to consent to the transfer of the Company’s interest to any of the secured lenders or a purchaser or grantee at a foreclosure sale and to any purchasers in lieu of foreclosure; and (v) that in the event one or more of the service contracts is rejected in any bankruptcy or insolvency proceedings, to execute and deliver to the secured lenders a new contract that is on the same terms and conditions as the original HVAC Service Agreements.

        Mall Management Contract

        The New Mall Subsidiary is a party to an agreement with Forest City Enterprises (“Forest City”), a subsidiary of Forest City Ratner Enterprises, a leading developer and manager of retail and commercial real estate developments, whereby Forest City manages the Mall and supervises and assists in the creation of an advertising and promotional program and a marketing plan for the Mall. Forest City is also responsible for, among other things, the preparation of a detailed plan for the routine operation of the Mall, collection and deposit procedures for rents and other tenant charges, the supervision of maintenance and repairs and, on an annual basis, the preparation of a detailed budget (including any anticipated nonrecurring expenses and capital expenditures) for the Mall. The term of the management contract is five years from June 19, 1999, the date the Mall opened to the public. Forest City currently receives a management fee of 2% of all gross rents received from the operation of the Mall with a minimum fee of $600,000 per year. Forest City is not affiliated with the Principal Stockholder or any of his affiliates.

Agreements Related to the Macau Casino Construction

        The Company has entered into contracts in Macau for architectural and engineering services, site work and construction of the Macau Casino. The Company plans to enter into other contracts during 2004 to complete construction of the Macau Casino during May 2004. The Company also entered into a construction management agreement with Hsin Chong during 2003 to facilitate construction of the Macau Casino.

Agreements Relating to the Phase II Resort

        The Casino Resort was developed on a stand-alone basis as the first phase of a planned two-phase development. The Company has begun extensive design and planning work, is currently exploring financing alternatives for, and has commenced demolition and clearing work on the site of the Phase II Resort. In the event that the Phase II Resort is not constructed, the Casino Resort has all the attributes and facilities to continue to operate as a stand-alone resort. See “Item 13 – Certain Relationships and Related Transactions – Possible Conflicts of Interest.”

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

        The Company is required to be licensed by the Nevada Gaming Authorities to operate a casino, and is currently so licensed. The gaming license requires the periodic payment of fees and taxes and is not transferable. The Company was registered by the Nevada Commission as a publicly traded corporation (“Registered Corporation”) and as such, must periodically submit detailed financial and operating reports to the Nevada Gaming Authorities and furnish any other information that the Nevada Gaming Authorities may require. No person may become a stockholder of, or receive any percentage of profits from, the Company without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company operates the Casino pursuant to the Casino Lease between LVSI and Venetian, which provides for a fixed monthly rental payment. The Company possesses all state and local government registrations, approvals, permits and licenses required in order for the Company to engage in gaming activities at the Casino Resort.

        The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with, the Company or Venetian to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Company must file applications and be licensed by the Nevada Gaming Authorities.

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

        Neither LVSI nor Venetian may make a public offering of any securities without the prior approval of the Nevada Commission if the securities or the proceeds therefore are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. The hypothecation of the Company’s assets and restrictions on stock in connection with any public offering also require the prior approval of the Nevada Commission. In addition, the hypothecation of Venetian’s assets and restrictions on stock in respect of any public offering require the approval of the Nevada Commission to remain effective.

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

        License fees and taxes, computed in various ways depending upon the type of gaming or activity involved, are payable to the State of Nevada and to Clark County, Nevada. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. In addition, a casino entertainment tax is paid by the Company to the extent that certain entertainment is provided in a cabaret, nightclub, cocktail lounge or casino showroom in connection with the serving or selling of food, refreshments or merchandise.

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

        Macau

        Venetian Macau is also subject to licensing and control in Macau. Venetian Macau is required to be licensed by the Macau gaming authorities to operate a casino. It must pay periodic fees and taxes, and its gaming license is not transferable. It must periodically submit detailed financial and operating reports to the Macau gaming authorities and furnish any other information that the Macau gaming authorities may require. No person may acquire any rights over its shares or assets without first obtaining the approval of the Macau gaming authorities. Similarly, no person may enter into possession of its premises or operate them through a management agreement or any other contract or through step in rights without first obtaining the approval of, and receiving a license from, the Macau gaming authorities. The transfer or creation of encumbrances over ownership of shares representing the share capital of Venetian Macau or other rights relating to such shares, and any act involving the granting of voting rights or other shareholders’ rights to persons other than the original owners, would require the permission of the Macau government.

        The Macau gaming authorities may investigate any individual who has a material relationship to, or material involvement with, Venetian Macau to determine whether Venetian Macau’s suitability and/or financial capacity is affected by this individual. Venetian Macau’s officers, directors and some of its key employees must apply and undergo a finding of suitability process and on-going suitability assessment and, for that purpose, may be investigated by the Macau gaming authorities at any time. These authorities may deny an application or a finding of suitability for any cause they deem reasonable. Changes in licensed positions must be reported to the Macau gaming authorities, and in addition to their authority to deny an application for a finding of suitability or licensure, the Macau gaming authorities have jurisdiction to disapprove a change in corporate position. If the Macau gaming authorities were to find one of Venetian Macau’s officers, directors or key employees unsuitable for licensing, Venetian Macau would have to sever all relationships with that person. In addition, the Macau Gaming Commission may require Venetian Macau to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Macau.

        Venetian Macau’s subconcession agreement requires any person who acquires more than 5% of its voting securities to report the acquisition to the Macau Gaming Commission.

        Any person who fails or refuses to apply for a finding of suitability after being ordered to do so by the Macau Gaming Commission may be found unsuitable. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a registered corporation beyond the period of time prescribed by the Macau Gaming Commission may lose his rights to the shares. Venetian Macau will be subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with us, it:

•	pays that person any dividend or interest upon its shares;

•	allows that person to exercise, directly or indirectly, any voting right conferred through shares held by that person;

•	pays remuneration in any form to that person for services rendered or otherwise; or

•	fails to pursue all lawful efforts to require that unsuitable person to relinquish its shares.

        The Macau Gaming Commission also has the authority to approve all persons owning or controlling the stock of any corporation holding a gaming license.

        The Macau Gaming Commission also requires prior approval for the hypothecation of Venetian Macau’s assets and restrictions on stock in connection with any financing.

        The Macau Gaming Commission must give its prior approval to changes in control through a merger, consolidation, stock or asset acquisition, management or consulting agreement or any act or conduct by any person whereby he or she obtains control. Entities seeking to acquire control of a registered corporation must satisfy the Macau Gaming Commission concerning a variety of stringent standards prior to assuming control. The Macau Gaming Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process of the transaction.

        The Macau Gaming Commission may consider that some management opposition to corporate acquisitions, repurchases of voting securities and corporate defense tactics affecting Macau gaming licensees, and registered corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Macau Gaming Commission also has the power to supervise gaming licensees in order to:

•	assure the financial stability of corporate gaming operators and their affiliates;

•	preserve the beneficial aspects of conducting business in the corporate form; and

•	promote a neutral environment for the orderly governance of corporate affairs.

        The subconcession agreement requires the Macau Gaming Commission’s prior approval of any recapitalization plan proposed by Venetian Macau’s board of directors. The Chief Executive of Macau could also require Venetian Macau to increase its share capital if he deemed it necessary.

        Non-compliance with these obligations could lead to the revocation of Venetian Macau’s gaming subconcession.

        Alderney

        During March 2003, a subsidiary of the Company received an interactive gaming license and an electronic betting center license from the Alderney Gambling Control Commission. Alderney is part of the Channel Islands located between Great Britain and France. Alderney is a self-governing member of the British Commonwealth. The Company’s Internet and other projects are in developmental or exploratory stages and there can be no assurance that any of these ventures will prove to be attractive opportunities, or that if implemented they will be successful. The Company intends to continue to explore similar new business opportunities.

Employees

        The Company directly employs approximately 5,000 employees in connection with the Casino Resort and 750 employees in connection with the Macau Casino. The Macau Casino is expected to employ approximately 4,500 employees upon opening during May 2004. The Casino Resort’s employees are not covered by collective bargaining agreements. Most, but not all, major casino resorts situated on the Strip have collective bargaining contracts covering at least some of the labor force at such sites. The unions currently on the Strip include the Local 226 of the Hotel Employees and Restaurant Employees International Union (the “Local”), the Operating Engineers Union and the Teamsters Union. Although no assurances can be given, if employees decide to be represented by labor unions, management does not believe that such representation would have a material impact upon the Company’s results of operations, cash flows or financial position.

        The Local has requested the Company to recognize it as the bargaining agent for employees of the Casino Resort. The Company has declined to do so, believing that current and future employees are entitled to select their own bargaining agent, if any. In the past, when other hotel-casino operators have taken a similar position, the Local has engaged in certain confrontational and obstructive tactics, including contacting potential customers, tenants and investors, objecting to various administrative approvals and picketing. The Local has engaged in such tactics with respect to the Casino Resort and may continue to do so. Although the Company believes it will be able to operate despite such dispute, no assurance can be given that it will be able to do so or that the failure to do so would not result in a material adverse effect on the Company’s results of operations, cash flows, or financial position. The Company expects to employ approximately 4,500 employees at the Macau Casino and is not aware of any union activity at the Macau Casino.

Risk Factors

        The following risk factors should be read carefully in connection with evaluating the Company and the forward-looking statements contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect the Company, its operating results, its financial condition and the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K. Certain statements in “Risk Factors” constitute “forward-looking statements.” Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors and uncertainties set forth below and elsewhere in this Annual Report on Form 10-K. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Special Note Regarding Forward – Looking Statements.”

        The Company's Substantial Debt Could Impair its Financial Condition

        The Company is highly leveraged and has substantial debt service obligations. As of December 31, 2003, the Company had approximately $1.439 billion of indebtedness outstanding. In addition, there was approximately $35.0 million available for borrowing by Venetian under the $75.0 million senior secured revolving facility portion (the “Revolving Facility”) of the Senior Secured Credit Facility. The availability under the Revolving Facility was reduced to $15.0 million during January 2004, as a result of additional letters of credit being issued under the credit agreement. The Company’s Macau subsidiaries have also incurred $160.0 million in additional debt and may incur additional substantial indebtedness to construct various projects in Macau, including the Macau Venetian Casino Resort. In addition, the Company may be required to incur significant additional debt for the financing of the construction of the Phase II Resort. See “Item 8 – Financial Statements and Supplementary Data – Notes to Financial Statements – Note 8 – Long-Term Debt.”

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

        The Terms of the Company's Debt Instruments May Restrict the Company's Current and Future Operations, Particularly its Ability to Respond to Changes or to Take Some Actions

        The Senior Secured Credit Facility contains, and any future refinancing of this facility likely would contain, a number of restrictive covenants that impose significant operating and financial restrictions on the Company. The Senior Secured Credit Facility includes covenants restricting, among other things, the Company’s ability to:

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

        The Company’s Business is Subject to Significant Contingencies Beyond its Control, Including the Aftermath of Terrorist Acts, Which May Significantly and Adversely Affect its Financial Condition, Results Of Operations or Cash Flows

        The Company’s operations are subject to significant business, economic and regulatory uncertainties and contingencies, many of which are beyond its control. On September 11, 2001, acts of terrorism occurred in New York City, Pennsylvania and Washington D.C. As a result of these terrorist acts, domestic and international travel was severely disrupted. As approximately 48% of the Company’s customers use air travel to come to Las Vegas, these terrorist acts and travel disruptions temporarily decreased customer visitation to the Casino Resort. In addition, the war with Iraq could have a similar effect on domestic and international travel. Management cannot predict the extent to which any further terrorist act, outbreak of hostilities or escalation of war, could have a material adverse effect on the economy in general and on the hotel/casino business in particular or could further disrupt air travel, which would adversely affect the Company’s financial condition, results of operations or cash flows. There can be no assurance that the Company will continue to manage the Casino Resort on a profitable basis or that it will be able to attract a sufficient number of guests, gaming customers and other visitors to the Casino Resort to make its various operations profitable independently or as a whole.

        The Company Faces Significant Competition Which Could Materially Adversely Affect its Financial Condition, Results of Operations or Cash Flows

        The hotel, resort and casino businesses are highly competitive. See “–Business – Competition.” The Casino Resort competes with a large number of major hotel-casinos and a number of smaller casinos located on and near the Strip and in and near Las Vegas, including other upscale destinations such as The Bellagio, Mandalay Bay and Paris. Management expects competition to increase with the construction that began in November 2002 of Wynn Las Vegas, an approximately 2,700-room resort being built on the site of the former Desert Inn, one block north of the Casino Resort, on the corner of Las Vegas Boulevard and Sands Avenue (anticipated to open in April 2005) and the opening during January 2003 of an approximately 1.8 million square foot convention center at Mandalay Bay. The Company also competes, to some extent, with other hotel-casino facilities in Nevada and in Atlantic City, as well as hotel-casinos and other resort facilities and vacation destinations elsewhere in the United States and around the world. Many of the Company’s competitors are subsidiaries or divisions of large public companies and may have greater financial and other resources than the Company has.

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

        In addition, certain states have legalized, and others may legalize, casino gaming in specific areas, including metropolitan areas from which the Company traditionally attracts customers, such as New York, Los Angeles, San Francisco, and Boston. In October 2001, the New York legislature approved a bill for expanded casino gaming on Native American reservations in the State of New York. Such proliferation of gaming venues, by luring customers close to home and away from Las Vegas, could adversely affect the Company’s financial condition, results of operations or cash flows.

        Competition will be increasing for the Congress Center and the Expo Center as a result of certain planned additional convention and meeting facilities as well as the enhancement or expansion of existing convention and meeting facilities in Las Vegas, which could have a negative impact on the Company’s business. With the expansion of their facilities, the Las Vegas Convention Center, a 3.2 million square foot convention and exhibition space facility, and the Mandalay Bay Convention Center, an approximately 1.8 million square foot convention center, will continue to be major competitors of the Expo Center and will be able to solely host many large trade shows which had previously split space between the Las Vegas Convention Center and the Expo Center. In addition, management anticipates increased competition from the MGM Grand Hotel and Casino and the Mirage, which have significant conference and meeting facilities. To the extent that these competitors are able to capture a substantially larger portion of the trade show and convention business in Las Vegas, there could be a material adverse impact on the Congress Center and on the Expo Center and in turn, the Company’s financial position, results of operations and cash flows, given the Casino Resort’s link to the Expo Center. Other cities such as Boston, Orlando and Pittsburgh are also in the process of developing, or have announced plans to develop, convention centers and other meeting, trade and exhibition facilities that could in the long term materially adversely affect the Company.

        The Company is Involved in a Lawsuit with the Construction Manager Regarding the Original Construction of The Casino Resort, Which Could Have an Adverse Impact on the Company’s Financial Condition, Results of Operations or Cash Flows

        The original construction of the principal components of the Casino Resort was undertaken by Lehrer McGovern Bovis, Inc. as construction manager under a construction management agreement. The construction management agreement established a guaranteed maximum price of $645.0 million, subject to various exceptions, and a required substantial completion date for the Casino Resort of April 21, 1999. In July 1999, the Company filed a lawsuit in federal court against the construction manager for the Casino Resort, the guarantor of the construction manager’s obligations and various other parties for breach of contract and breach of guaranty, including failure to pay trade contractors and vendors and failure to meet the April 21, 1999 substantial completion date for the Casino Resort. The Company sought total damages in excess of $100.0 million. In response, the construction manager filed a complaint against the Company for breach of contract and quantum meruit and also alleged that the Company defrauded the construction manager in connection with the construction of the Casino Resort. The construction manager sought damages, attorney’s fees, costs and punitive damages and claimed that it is owed approximately $90.0 million from the Company.

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

        The Company and the construction manager commenced a trial in state court in Clark County, Nevada, to litigate certain of their respective claims in August 2002. Many of the remaining claims that are the subject of the state court action and the federal court action have been proceeding concurrently in independent arbitration hearings. On June 3, 2003, an approximate 10-month trial was concluded in the state court action when a jury returned a verdict awarding the construction manager approximately $44.0 million in additional costs under the construction management agreement and awarding the Company approximately $2.0 million in damages for defective and incomplete work performed by the Construction Manager. The verdict also allows each party to seek pre-judgment interest and reimbursement of attorney’s costs. The judge in the action entered the judgment on December 24, 2003. The Company has appealed the entering of the judgment, requesting a stay of the verdict until the conclusion of the arbitration proceedings. There can be no assurance however that these proceedings will result in the lowering of the verdict that was awarded to the construction manager in the state court action or that they will provide a basis to increase the amount that was awarded to the Company. If these arbitration proceedings do not result in the lowering of the verdict and this verdict is entered against the Company, the Company’s financial condition, results of operations or cash flows could be adversely affected.

        There are Significant Risks Associated with the Company's Planned Construction Projects, Which Could Adversely Affect its Financial Condition, Results of Operations or Cash Flows

        The Company’s on-going and future construction projects, such as the Macau Casino and Phase II Resort, entail significant risks. Construction activity requires the Company to obtain qualified subcontractors, the availability of which may be uncertain. Contractual projects are subject to overrun and delays not within the Company’s control or the subcontractors’ control such as shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and unavailability of construction equipment. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite licenses, permits, allocations and authorizations from governmental or regulatory authorities could increase the total cost, delay, jeopardize or prevent the construction or opening of such projects or otherwise affect the design and features of the Macau Casino or the Phase II Resort or other projects or the Company’s ability to preempt its competition.

        The anticipated costs and completion date for the Macau Casino is based on a budget, conceptual design documents and schedule estimates that the Company has prepared with the assistance of architects and are subject to change as the design documents are finalized and more actual construction work is performed. If the Company incurs significant cost overruns that are not covered by trade contractors or insurance, it may not be able to arrange for additional financing to pay for such costs. A failure to complete the Macau Casino on budget and on schedule may adversely affect the Company’s financial condition, results of operations or cash flows.

        Venetian Macau may not be Able to Satisfy its Obligation to the Macau Government to Develop the Macau Venetian Casino Resort and Invest Approximately $535.6 million in Macau. Failure to Satisfy this Obligation could Result in the Loss of its Gaming Subconcession.

        Venetian Macau’s rights to develop the Macau Casino were granted to it pursuant to a subconcession agreement. Under this subconcession agreement, Venetian Macau is obligated to develop and open the Macau Venetian Casino Resort by June 2006 and invest, or cause to be invested, at least 4.4 billion patacas (approximately $535.6 million at exchange rates in effect on December 31, 2003) in various development projects in Macau by June 2009. The construction and development costs of the Macau Casino will be applied to the fulfillment of this total investment obligation to the Macau government. It is expected that the construction and development costs of the Macau Venetian Casino Resort will satisfy the remainder of this obligation. Assuming that all of the current estimated construction and development costs of the Macau Casino are applied towards fulfilling Venetian Macau’s investment obligations under its subconcession, its remaining investment obligations under its subconcession will be approximately $277.7 million. The construction and development of the Macau Venetian Casino Resort will require significant additional debt and/or equity financing. Venetian Macau’s ability to incur additional debt or to make investments in the entity constructing the Macau Venetian Casino Resort is limited under the terms of its debt instruments. In addition, Venetian Macau may not be able to obtain such additional debt or equity financing on commercially reasonable terms or at all. Construction of the Macau Venetian Casino Resort will also be subject to significant development and construction risks, and we cannot assure you that Venetian Macau will be able to complete the development of the Macau Venetian Casino Resort on schedule or within budget. The Macau government has the right, after consultation with Venetian Macau, to unilaterally terminate its subconcession to operate the Macau Casino without compensation to Venetian Macau if Venetian Macau and its affiliates fail to satisfy its investment and development obligations by failing either to timely construct and open the Macau Venetian Casino Resort or to otherwise invest the required amounts. The loss of the subconcession would prohibit Venetian Macau from operating the Macau Casino.

        The Loss of the Company’s Gaming License or its Failure to Comply with the Extensive Regulations that Govern its Operations Could Have an Adverse Effect on its Financial Condition, Results of Operations or Cash Flows

        The Company’s gaming operations and the ownership of its securities are subject to extensive regulation by the Nevada Gaming Commission, the Nevada State Gaming Control Board and the Clark County Liquor and Gaming Licensing Board. These gaming authorities have broad authority with respect to licensing and registration of the Company’s business entities and individuals involved with the Company.

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

        From time to time, the Nevada State Gaming Control Board investigates or reviews the records of gaming companies for compliance with gaming regulations as part of its regular oversight functions. The Company has been investigated for a number of violations, which resulted in a penalty of $660,000 and costs of $340,000 being assessed by the Nevada Gaming Authorities during February 2004, which amounts were accrued as expenses for the year ended December 31, 2003. A majority of these incidents occurred in the first three years of the Company’s operations.

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

        The Company and/or its subsidiaries are also subject to licensing and control in other jurisdictions. The Company is constructing a casino in Macau. Venetian Macau is subject to regulations and controls as implemented and administered by the government of Macau. A subsidiary of the Company has received a license to operate an Internet gaming site in Alderney and is subject to the Internet gaming regulations and controls of the government of Alderney. The termination of the Macau subconcession or the Alderney licenses could have an adverse effect on the Company.

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

        In addition, if the Nevada State Gaming Control Board determines that one of the Company’s actual or intended activities or associations in a foreign gaming operation may violate one or more of the foregoing, the Company can be required by it to file an application with the Nevada Gaming Commission for a finding of suitability of such activity or association. If the Nevada Gaming Commission finds that the activity or association in the foreign gaming operation is unsuitable or prohibited, the Company will either be required to terminate the activity or association, or will be prohibited from undertaking the activity or association. Consequently, should the Nevada Gaming Commission find that the Company’s gaming activities or associations in Macau or Alderney are unsuitable; the Company may be prohibited from undertaking its planned gaming activities or associations in those jurisdictions.

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

        The Company's Business, Policies, Affairs, and all Major Corporate Decisions are Controlled by the Principal Stockholder Whose Interest may Potentially Conflict with that of the Company

        Mr. Adelson beneficially owns approximately 95% of the Company’s outstanding common stock. The Company’s board of directors is comprised of two persons, one of whom is Mr. Adelson. Mr. Adelson has two votes for all matters before the board of directors, whereas the other board member has only one vote. As a result, Mr. Adelson controls the Company’s business, policies and affairs, including the election of directors and all major corporate transactions and could prevent a change of control.

        Mr. Adelson owns Interface, the owner of the Expo Center, which may result in potential conflicts of interest. The Expo Center, on the one hand, and the Congress Center and the meeting and conference space that is a part of the Phase IA Addition, on the other hand, are potential competitors in the business conference and meetings business. Under the Cooperation Agreement, the Company has agreed that, except under certain circumstances with respect to the Phase IA Addition, it will not conduct, or permit to be conducted at the Casino Resort, trade shows or expositions of the type generally held at the Expo Center. Furthermore, marketing practices that are intended to benefit the Expo Center may have a detrimental effect on the Casino Resort.

        The Construction of the Phase II Resort Could Have an Adverse Effect on the Casino Resort

        The Casino Resort or the Company’s subsidiary, Lido Casino Resort, LLC, is planning to construct the Phase II Resort, which would consist of a hotel, casino, restaurant, dining and entertainment complex, and meeting and conference center space on a 15-acre site adjacent to the Casino Resort. Although the Company intends to construct the Phase II Resort with minimal impact on the Casino Resort, the Company cannot guaranty that the construction will not disrupt the operations of the Casino Resort or that it will be implemented as planned. Therefore, the construction of the Phase II Resort may adversely impact the businesses, operations and revenues of the Casino Resort.

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

        Entering into New Ventures Involves Business and Financial Risks

        The Company is assessing the possibility of developing and operating an Internet gaming site and is currently exploring other business opportunities for expansion and the possibility of operating casino resorts in certain foreign jurisdictions, including in the United Kingdom. It is unclear how long it would take, or if it would be feasible or attractive, for the Company to develop, operate, obtain the necessary regulatory approvals for, acquire land in connection with or take any of the other necessary business risks and measures to complete any of these ventures. If the Company is successful in launching any such ventures, if at all, the Company cannot assure you that any of these projects would be successful, or that they would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

        Conducting Business in Macau has Certain Political and Economic Risks which may Affect the Results of Operations and Financial Condition of our Asian Operations

        The Company is currently in the process of constructing a casino in Macau and is developing plans to develop and operate one or more hotel, additional casinos and convention centers in Macau, People’s Republic of China. Accordingly, the Company’s business development plans, results of operations and financial condition may be materially and adversely affected by significant political, social and economic developments in Macau and China and by changes in policies of the government or changes in laws and regulations or the interpretation thereof. The Company’s operations in Macau are also exposed to the risk of changes in laws and policies that govern operations of Macau-based companies. Tax laws and regulations may also be subject to amendment or different interpretation and implementation, thereby adversely affecting Venetian Macau’s profitability after tax. Further, certain terms of Venetian Macau’s subconcession will be subject to renegotiations between Venetian Macau and the Macau government in the future. The results of those renegotiations may have a material adverse effect on Venetian Macau’s results of operations and financial condition.

        As we expect a significant number of consumers to come to the Macau Casino from China, general economic conditions in China could have a significant impact on Venetian Macau’s financial prospects. Any slowdown in economic growth could adversely affect economic growth in China and impact the number of visitors from China to the Macau Casino as well as the amounts they are willing to spend in the casino.

        The Company’s Insurance Coverage May Not Be Adequate to Cover all Possible Losses that the Casino Resort Could Suffer. In Addition, the Company’s Insurance Costs May Increase and the Company May Not Be Able to Obtain the Same Insurance Coverage in the Future

        The Company is dependent on the operations of the Casino Resort, which occupies a single site. The September 11th terrorist attacks have substantially affected the availability of insurance coverage for certain types of damages or occurrences. In addition, insurance premiums during 2002 increased on available coverage, however insurance premiums declined $1.3 million during the 2003 renewal period. It is possible that the situation in Iraq could further adversely affect available insurance coverage and result in increased premiums on available coverage. The Company was able to purchase new insurance policies and renew its existing policies on terms more favorable than the terms of its prior policies. The costs of the new insurance policies are lower as a result of the general decrease in premium levels and coverage. The new insurance policies exclude from coverage certain losses and damages that were covered under the Company’s prior insurance policies. In particular, the Company has substantially reduced insurance coverage with respect to occurrences of terrorist acts and any losses that could result from these acts.

        Although the Company currently has certain insurance coverage for occurrences of terrorist acts with respect to the Casino Resort, the Mall, the Expo Center and/or the Macau Casino, and certain losses that could result from these acts, the Company cannot provide assurance that it will have sufficient insurance coverage to cover all terrorist acts or losses that could result from those acts. The lack of sufficient insurance for these types of acts could expose the Company to heavy losses in the event that any damages occur, directly or indirectly, as a result of terrorist attacks, which could have significant negative impact on its operations.

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

        The Company’s current insurance policies terminate in April 2004. The Company renews its insurance policies annually and expects to complete that process by mid April 2004. In addition to these policies, the Company has obtained $257.0 million of terrorism insurance coverage should a terrorist event occur, whereby up to $137.0 million of losses on the Expo Center and $120.0 million of losses on the Mall would take priority under the policy. In particular, the Company cannot be assured that losses incurred by the Casino Resort would be covered by the existing terrorism insurance coverage or that it will be able to continue to obtain insurance coverage with respect to occurrences of terrorist acts and any losses that could result from these acts. This could expose the Company to heavy losses in the event that any damages occur, directly or indirectly, as a result of terrorist acts. The cost of coverage may become so high that the Company may need to reduce its policy limits or agree to certain exclusions from its coverage.

        In addition, Venetian Macau’s subconcession agreement requires it to maintain a certain minimum level of insurance. Failure to satisfy these requirements could cause an event of default under the subconcession, which could result in the unilateral termination of the subconcession by the Macau government without any compensation to Venetian Macau.

ITEM 2.—PROPERTIES

        The Casino Resort sits on an approximately 30-acre parcel of land owned by the Company. The Phase II Subsidiary owns an additional approximately 15-acre adjacent parcel on which the conference center for the Phase IA Addition was constructed and the Phase II Resort is planned to be constructed.

        The Senior Secured Credit Facility is, subject to certain exceptions, secured by a first priority security interest (subject to permitted liens) in the real property owned by the Company, including, the 30 acre parcel of land under the Casino Resort, the improvements thereon, and the Phase IA Addition (including the airspace in which the conference center for the Phase IA Addition was constructed). Subject to limited exceptions, the Mortgage Notes are also secured on a second-lien basis (subject to permitted liens) by these assets. The Secured Mall Facility is secured by first priority security interests in all of the assets of the New Mall Subsidiary, other than the capital stock and other equity interests of the New Mall subsidiary.

        Venetian Macau has received a concession from the Macau government to use a six-acre land site for the Macau casino. The land concession will expire in 2028 and is renewable. The land concession requires Venetian Macau to pay a premium which is payable over a number of years. In addition, Venetian Macau is also obligated to pay rent annually for the term of the land concession. The rent amount may be revised every five years by the Macau government. See “Item 8 – Financial Statements and Supplementary Data – Notes to Financial Statements – Note 13 – Macau Casino Projects” for more information on the Company’s payment obligation under this concession.

ITEM 3.—LEGAL PROCEEDINGS

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

        The Company and the Construction Manager commenced a trial in state court in Clark County, Nevada, to litigate certain of their respective claims in August 2002. Many of the remaining claims that are the subject of the state and federal court actions have been proceeding concurrently in independent arbitration hearings. On June 3, 2003, an approximate 10-month trial was concluded in the state court action when a jury returned a verdict awarding the Construction Manager approximately $44.0 million in additional costs under the Construction Management Contract and awarding the Company approximately $2.0 million in damages for defective and incomplete work performed by the Construction Manager. The verdict also allows each party to seek pre-judgment interest and reimbursement of attorney’s costs. The judge in this action entered the judgment on December 24, 2003. The Company has appealed the entering of the judgment, requesting a stay of the verdict until the conclusion of the arbitration proceedings, which proceedings the Company believes will result in the lowering of the verdict that was awarded to the Construction Manager in the state court action and will provide a basis to increase the amount that was awarded to the Company.

        If the state court decision is upheld or other litigation or other lien proceedings concerning the claims of the Construction Manager or its subcontractors were decided adversely to the Company, such decision, litigation or other lien proceedings could have an adverse effect on the financial position, results of operations or cash flows of the Company, to the extent such litigation or lien proceedings are not covered by the Insurance Policy.

ITEM 4.—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5.—MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        There is no established trading market for the common stock of LVSI and the Company is not aware of any bid quotations for the common stock of LVSI.

Holders

        As of March 30, 2004, there were seven holders of record of the common stock of LVSI.

Dividends

        LVSI declared and accrued dividends of $4,198,000 during 2003 and none during 2002. The Company’s current long-term debt arrangements generally restrict the payment of cash dividends. The dividends accrued during 2003 related to allowed tax distributions under the long-term debt arrangements. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Item 8 – Financial Statements and Supplementary Data – Notes to Financial Statements – Note 8 – Long-Term Debt.”

        See “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information on the Company’s securities authorized for issuance under the Company’s equity compensation plans.

ITEM 6.—SELECTED FINANCIAL DATA

        The historical selected financial data set forth below should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2003, 2002 and 2001, and the balance sheet data at December 31, 2003 and 2002 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2000 and 1999 and the balance sheet data at December 31, 2001, 2000 and 1999 are derived from the Company’s audited financial statements that do not appear herein. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended December 31,
	2003	2002	2001	2000	1999 (1)

	(In thousands, except per share data)

STATEMENT OF OPERATIONS DATA
Gross revenues	$686,325	$605,885	$566,493	$627,266	$273,498
Promotional allowances	(44,856)	(34,208)	(42,594)	(46,296)	(25,045)

Net revenues	641,469	571,677	523,899	580,970	248,453
Operating expenses	(465,434)	(424,595)	(414,620)	(444,197)	(244,640)

Operating income (loss)	176,035	147,082	109,279	136,773	3,813
Interest expense, net	(113,208)	(111,794)	(109,359)	(118,036)	(68,847)
Other income (expense)	825	1,045	(1,938)	–	–
Loss on early retirement of debt (2)	–	(51,392)	(1,383)	(2,785)	(589)

Income (loss) before preferred return	63,652	(15,059)	(3,401)	15,952	(65,623)
Preferred return on Redeemable Preferred
Interest in Venetian Casino Resort, LLC	(26,217)	(23,333)	(20,766)	(18,482)	(14,399)

Net income (loss)	$37,435	$(38,392)	$(24,167)	$(2,530)	$(80,022)

Per Share Data

Basic earnings (loss) per share (3)	$37.44	$(38.39)	$(24.17)	$(2.53)	$(80.02)

Diluted earnings (loss) per share	$37.36	$(38.39)	$(24.17)	$(2.53)	$(80.02)

Dividends declared per share	$4.20	$–	$–	$–	$–

OTHER DATA
Capital expenditures	$279,211	$135,848	$55,134	$28,589	$319,106

	As of December 31,

	2003	2002	2001	2000	1999

BALANCE SHEET DATA
Total assets	$1,831,894	$1,516,681	$1,271,786	$1,232,385	$1,209,602
Long–term debt	$1,426,350	$1,216,250	$811,869	$863,293	$907,754
Stockholders' equity (deficit)	$(16,989)	$(49,383)	$(10,991)	$13,176	$15,706

(1)	The Casino Resort opened May 4, 1999.
(2)	In April 2002, the Financial Accounting Standards Board issued statement No. 145 (“SFAS 145”) “Recession of FASB Statements Nos. 4, 44 and 64 and Amendment of FASB Statement No. 13.” SFAS 145 addresses the presentation for losses on early retirements of debt in the statement of operations to the extent they do not meet the requirements of APB Opinion No. 30. The Company has adopted SFAS 145 and no longer present losses on early retirements of debt as an extraordinary item. Accordingly, prior period losses on early retirement of debt have been reclassified to other income (expense) to conform to this new presentation in the accompanying table.
(3)	Net income (loss) per share and shares outstanding for all periods presented retroactively reflect the impact of the Company’s first quarter 2002 stock split which increased the number of shares of common stock outstanding from 925,000 to 1,000,000. The impact of outstanding options to purchase 5,500 shares of the Company’s common stock has not been included in the computation of diluted earnings (loss) per share for the year ended December 31, 2002, as their impact would have been antidilutive. There were no options outstanding for the years 1999-2001.

ITEM 7.—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and the notes thereto and other financial information included in the Company’s Annual Report on Form 10-K. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. See “–Special Note Regarding Forward-Looking Statements.”

General

        The Company owns and operates the Venetian Casino Resort, a large-scale Renaissance Venice-themed hotel, casino, retail, meeting and entertainment complex in Las Vegas, Nevada, a major expansion of which was completed and opened for business during the second quarter of 2003. Approximately 82% of the Company’s revenues in 2003 were derived from gaming and hotel rooms at the Casino Resort of which approximately 42.5% is derived from gaming and 39.2% is derived from hotel rooms. Las Vegas has continued to experience an upward trend in visitation, convention and trade show attendees, and gaming win, hotel occupancy and hotel average daily room rates. The Casino Resort has benefited from these trends along with low interest rates during 2003 and the first quarter of 2004.

        The Company completed an expansion of the Casino Resort during the second quarter of 2003, which opened for business on June 26, 2003. The expansion included a 1,013-room hotel tower on top of the Casino Resort’s existing parking garage, an approximately 1,000-parking space expansion to the existing parking garage and approximately 150,000 square feet of additional meeting and conference space. Following its expansion, the Casino Resort includes the only all-suites hotel on the Las Vegas Strip with 4,049 suites; a gaming facility of approximately 116,000 square feet; an enclosed retail, dining and entertainment complex of approximately 446,000 net leasable square feet; and a meeting and conference facility of approximately 650,000 square feet of convention space. The total cost of the Phase IA Addition construction was approximately $285.0 million, including $9.0 million to expand the Casino Resort’s heating, ventilation and air conditioning facility (the “HVAC Plant Expansion”) to accommodate the Phase IA Addition.

        The Company has begun extensive design and planning work, is currently exploring financial alternatives for, and has commenced design, demolition and work on the site of, the Phase II Resort. During 2003, the Company invested $17.0 million toward the development of the Phase II Resort. The Company is currently exploring financing alternatives to develop and construct the Phase II Resort.

        The Company announced during January 2004 that it has retained an investment-banking firm, as financial advisor, to explore various strategic alternatives available to it relating to the Grand Canal Shops. No decision has been made as to whether there will be a sale or any other transaction involving the Grand Canal Shops. The Company is uncertain as to what strategic alternatives it may ultimately pursue and there can be no assurance that, if any transaction is commenced, it will be completed or as to the value that any such transaction might have for the Company.

        During 2003, Venetian Macau, a subsidiary of the Company, commenced construction of the Macau Casino, a Las Vegas style casino on an approximately six-acre, waterfront parcel near the Macau-Hong Kong Ferry Terminal in the Macau Special Administrative Region of the People’s Republic of China under a subconcession agreement. In addition, under the subconcession agreement, Venetian Macau is obligated to develop and open the Macau Venetian Casino Resort by June 2006 and invest, or cause to be invested, at least 4.4 billion patacas (approximately $535.6 million at exchange rates in effect on December 31, 2003) in various development projects in Macau by June 2009.

        Venetian Macau began construction of the Macau Casino in December 2002 and expects to open the main casino portion of the Macau Casino during April 2004 and the remainder of the Macau Casino by June 2004. The Company currently estimates that the total cost of constructing, developing and operating the Macau Casino, including design costs, construction costs, equipment costs, working capital and pre-opening expenses, will be approximately $257.9 million. Through December 31, 2003, the Company has expended pre-opening and developmental expenses and capital expenditures of $70.5 million, in connection with the Macau Casino project. See “–Liquidity and Capital Resources – Macau Casino Projects”.

        The Company is assessing the feasibility of, and developing, an Internet gaming site. Through December 31, 2003, the Company had invested $1.3 million in development costs of an Internet gaming site. The Company received an interactive gaming license and an electronic betting center license from the Alderney Gambling Control Commission during March 2003, but has not yet established any operations. The Company has entered into agreements in principle subject to the successful negotiation of final documentation with two prominent football clubs in the United Kingdom to build entertainment and gaming facilities.

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

        The Company believes that the following critical accounting policies affect significant judgments and estimates used in the preparation of its consolidated financial statements:

•	The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic conditions. If the financial condition of customers were to deteriorate, or if a customer refuses to pay or disputes any such payment, additional allowances may be required. The Company’s estimate of its provision for doubtful accounts was $8.1 million during 2003 as compared to $21.4 million and $20.2 million for the years 2002 and 2001 respectively. The Company has historically estimated its provision for doubtful accounts related to table games receivables both on a specific identification basis for high dollar accounts, and on a percentage of table games credit volume for the balance of the receivable portfolio. During 2003 the Company experienced improved collections of receivables associated with high end table games play as a result of better collection experience with larger customers, and more stringent marketing and credit procedures.

•	The Company maintains accruals for health and workers compensation self-insurance, slot club point redemption and group sales commissions, which are classified in other accrued liabilities in the consolidated balance sheets. Management determines the adequacy of these accruals by periodically evaluating the historical experience and projected trends related to these accruals. If such information indicates that the accruals are overstated or understated, or if business conditions indicate the Company should adjust the assumptions utilized in the methodologies, the Company will reduce or provide for additional accruals as appropriate.

•	The Company is subject to various claims and legal actions, including lawsuits with its construction manager, Lehrer McGovern Bovis, Inc., for the original construction of the Casino Resort. Some of these matters relate to personal injuries to customers and damage to customers’ personal assets. Management has established no accrual for any gain or loss in connection with the construction litigation because such gain or loss while reasonably possible has not been determined to be probable, nor can it be measured with any reasonable certainty. It is reasonably possible that this position could change in the near term as arbitration proceedings are concluded, and such amount could be material. Management estimates guest claims expense and accrues for such liabilities based upon historical experience in the other accrued liability category in its consolidated balance sheet.

•	At December 31, 2003, the Company had net property and equipment of $1.4 billion representing 78.2% of its total assets. The Company depreciates property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategy. Future events, such as property expansions, property developments, new competition, or new regulations, could result in a change in the manner in which the Company uses certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment if events and circumstance warrant such an assessment, the Company must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change, the Company may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Summary Financial Results

        The Company currently offers hotel, gaming, dining, entertainment, retail and spa amenities at one location in the Casino Resort in Las Vegas and under one operating segment. Approximately 42.5% of the Company revenue is derived from gaming, while 39.2% is derived from hotel rooms. The percentage of gaming revenue is one of the lowest on the Las Vegas Strip because of the Company’s emphasis on the group convention and trade show business and the resulting higher occupancy and room rates during mid-week periods.

        The following table summarizes the Company’s results of operations:

	Year Ended December 31,
	(in thousands except percentages)

		Percent		Percent
	2003	Change	2002	Change	2001

Net revenues	$641,469	12.2%	$ 571,677	9.1%	$ 523,899
Operating income	176,035	19.7%	147,082	34.6%	109,279
General and administrative expenses	107,523	13.9%	94,410	8.7%	86,887
Income (loss) before preferred return	63,652	522.7%	(15,059)	-342.8%	(3,401)
Net income (loss)	37,435	197.5%	(38,392)	-58.9%	(24,167)

	Percent of Net Revenues
	2003	2002	2001

Operating income	27.4%	25.7%	20.9%
General and administrative expenses	16.8%	16.5%	16.6%
Income before preferred return	9.9%	-2.6%	-0.6%
Net income (loss)	5.8%	-6.7%	-4.6%

Year Ended December 31, 2003 compared to the Year Ended December 31, 2002

        Operating Revenues

        Key operating revenue measurements:

        The Casino Resort’s operating revenue is dependent upon the volume of customers that stay at the hotel, which affects the price that can be charged for hotel rooms and the volume of table games and slot machine play. Following are the key measurements the Company uses to evaluate operating revenue.

        Hotel revenue measurements: hotel occupancy is the average percentage of available hotel rooms occupied during a period. Average daily room rate (“ADR”) is the average price of occupied rooms per day. Revenue per available room (“Rev Par”) represents a summary of hotel average daily room rates and occupancy.

        Casino revenue measurements: table games drop and slot handles are volume measurements. Win or hold percentage represents the percentage of drop or handle that is won by the casino. Normal table games win percentage is 19% to 21% of table games drop and normal slot machine win percentage is 6% to 7% of slot handle. Generally, slot machine play is conducted on a cash basis, while the Casino Resort’s table games revenue is from higher wagering guests, generally on a credit basis.

        The breakdown of the Company’s net revenues is as follows:

	Year Ended December 31,
	(in thousands, except percentages)

	2003	2002	Percent Change
Net Revenues
Casino	$ 272,804	$ 256,484	6.4%
Rooms	251,397	206,706	21.6%
Food and beverage	82,882	70,300	17.9%
Grand Canal Shops	39,374	36,493	7.9%
Retail	8,623	8,030	7.4%
Other	31,245	27,872	12.1%

	$ 686,325	$ 605,885	13.3%

Less - Promotional Allowances	(44,856)	(34,208)	31.1%

Total net revenues	$ 641,469	$ 571,677	12.2%

        Consolidated net revenues for the year ended December 31, 2003 were $641.5 million, representing an increase of $69.8 million or 12.2% when compared with $571.7 million of consolidated net revenues during 2002. The increase in net revenues was due to: (1) an increase of casino revenue of $16.3 million, primarily as a result of increased slot machine revenue; (2) an increase in room revenue of $44.7 million as a result of (a) adding an additional 1,013 new hotel rooms during June 2003 as part of the Phase IA Addition project (b) an increase in average daily hotel room rates and (c) a slight increase in hotel room occupancy; and (3) an increase in food and beverage revenue of $12.6 million which resulted from the additional rooms and the associated increased banquet revenues; and (4) an increase in other revenues from $79.2 million during 2003 as compared to $72.4 million during 2002.

        Casino revenues were $272.8 million in the year ended December 31, 2003, an increase of $16.3 million or 6.4% from 2002. The increase was attributable to several factors, including that the slot handle (volume) in the year ended December 31, 2003 increased to $1.902 billion from $1.658 billion during 2002, primarily as a result of adding 1,013 new hotel rooms (slot machine win percentage as a percentage of slot handle was within a normal range during 2003 and 2002); and offset by more stringent table games marketing parameters during 2003 that resulted in decreased table games volume. Table games drop (volume) decreased to $829.0 million in 2003 from $867.3 million during 2002. Table game win as a percentage of table games drop was within a normal range during both 2003 and 2002 (table games and slot machine win percentage is reasonably predictable over time, but may vary considerably during shorter periods).

        The Casino Resort maintained an average daily room rate of $204 in 2003 as compared to $196 in 2002. The Casino Resort generated revenue per available room of $195 during 2003 as compared to $187 during 2002. Room revenues during 2003 were $251.4 million, representing an increase of $44.7 million or 21.6% when compared to $206.7 million during 2002. The increase in room revenues was the result of an increase in the number of hotel rooms, after the opening of the Phase IA Addition on June 27, 2003, an increase in the average daily room rate and a slight increase in room occupancy.

        Food and beverage revenues were $82.9 million during 2003, representing an increase of $12.6 million or 17.9% compared to $70.3 million for 2002. The increase was attributable to the additional hotel rooms, and higher room occupancy.

        Mall revenues, which are included in retail and other revenues, were $39.4 million during 2003, compared to $36.5 million during 2002. The 7.9% increase was attributable to higher foot traffic, additional tenants and increased proceeds from rents calculated on tenant gross revenues.

        Retail and other revenues (excluding the Mall) increased $3.9 million or 10.9% to $39.8 million in 2003 from $35.9 million in 2002. The increase was primarily attributable to the new hotel rooms.

        Operating Expenses

        Variations in the Company’s operating expenses are generally based upon volume of guests staying in the hotel and utilizing the Casino Resort’s amenities, including the casino, food and beverage, spa and retail outlets. Operating expenses not related to the operations of the Casino Resort such as, corporate, pre-opening and pre-developmental expenses are not based upon guests of the Casino Resort but on strategic decisions as to new opportunities for the Company such as in Macau and Internet gaming.

        The breakdown of operating expenses is as follows:

	Year Ended December 31,
	(in thousands, except percentages)

	2003	2002	Percent Change
Operating Expenses
Casino	$128,339	$119,186	7.7%
Rooms	64,819	53,435	21.3%
Food and beverage	40,797	35,217	15.8%
Retail and other	33,468	32,736	2.2%
Provision for doubtful accounts	8,084	21,393	-62.2%
General and administrative	107,523	94,410	13.9%
Corporate	10,914	11,015	-0.9%
Rental expense	10,128	7,640	32.6%
Pre-opening and developmental expense	10,525	5,925	77.6%
Depreciation and amortization	50,837	43,638	16.5%

Total operating expenses	$465,434	$424,595	9.6%

        Operating expenses (including pre-opening, developmental and corporate expenses) were $465.4 million 2003, representing an increase of $40.8 million or 9.6% when compared to $424.6 million during 2002. The increase in operating expenses was primarily attributable to higher operating revenues and business volumes in all departments of the Casino Resort due to the completion of the Phase IA Addition, increased pre-opening and development expense associated with the construction of the Macau Casino, increased general and administrative costs, partially offset by a decrease in the provision for doubtful accounts. Casino department expenses increased $9.1 million or 7.7% as a result of increased slot machine volume and increased table games marketing cost. Room’s department expense increased $11.4 million or 21.3% as a result of the addition of 1,013 hotel rooms and slightly higher room occupancy. Food and beverage expense increased $5.6 million or 15.8% as a result of increased food and beverage sales. General and administrative cost increased $13.1 million primarily as the result of increased utility cost, legal expense, management bonus program and property taxes.

        Mall operating expenses, which are included in retail and other expenses, were $23.7 million during 2003 compared to $22.9 million during 2002.

        The provision for doubtful accounts was $8.1 million in 2003, representing a decrease of $13.3 million when compared to $21.4 million during 2002. The decrease was primarily the result of improved collections of table games receivables during 2003. Net casino receivables were $28.6 million in 2003 as compared to $37.8 million in 2002. Net hotel receivables were $21.0 million in 2003 as compared to $11.9 million in 2002. The $9.1 million increase in hotel receivables was the result of the increase in the number of hotel rooms and group convention and banquet business. Hotel receivables are generally secured by credit cards or cash deposits, and therefore rarely have significant allowances associated with outstanding balances.

        Corporate expense was $10.9 million in 2003, compared with $11.0 million in 2002.

        Pre-opening and developmental expense was $10.5 million as compared to $5.9 million during 2002 and an increase of $4.6 million or 78%. The increase was primarily as a result of the Company’s pre-development activity associated with the development of the Macau Casino and the opening of the Phase IA Addition to the Casino Resort.

        Fixed payment obligations (rent expense) primarily related to the HVAC Plant for 2003 were $10.1 million, including $7.5 million for the Casino Resort and $2.6 million for the Mall. Fixed payment obligations were $7.6 million during 2002, including $5.2 million for the Casino Resort and $2.4 million for the Mall.

        Interest Income (Expense)

        The following table summarizes information related to interest expense on long-term debt:

	Year Ended December 31,
	(in thousands, except percentages)

	2003	2002

Interest cost	$ 120,564	$ 116,914
Less: Capitalized interest	5,640	2,556

Interest expense, net	$ 114,924	$ 114,358

Cash paid for interest, net of amounts capitalized	$ 111,805	$ 114,401
Average total debt balance	$1,335,371	$1,165,036
Weighted average interest rate	9.0%	10.0%

        Interest expense net of amounts capitalized was $114.9 million for 2003, compared to $114.4 million in 2002. Of the net interest expense incurred during 2003, $107.3 million was related to the Casino Resort (excluding the Mall), $5.3 million was related to the Mall and $2.3 million was related to the Macau Casino. The increase in interest expense was attributable to increased borrowings associated with the construction of the Phase IA Addition and the Macau Casino, partially offset by decreases in interest rates on the Company’s variable rate debt during 2003.

        Interest income was $1.7 million and $2.6 million for the years ended December 31, 2003 and 2002, respectively. The decrease was due to a decline in restricted cash balances for the Phase IA Addition and Macau Casino construction and declining interest rates on investments.

Year Ended December 31, 2002 compared to the Year Ended December 31, 2001

        Operating Revenues

        The breakdown of net revenues is as follows:

	Year Ended December 31,
	(in thousands, except percentages)

	2002	2001	Percent Change
Net Revenues
Casino	$ 256,484	$ 227,240	12.9%
Hotel	206,706	204,242	1.2%
Food and beverage	70,300	61,977	13.4%
Grand Canal Shops	36,493	33,492	9.0%
Retail	8,030	8,136	-1.3%
Other	27,872	31,406	-11.3%

	$ 605,885	$ 566,493	7.0%
Less - Promotional Allowances	(34,208)	(42,594)	19.7%

Total net revenues	$ 571,677	$ 523,899	9.1%

        Consolidated net revenues in 2002 were $571.7 million, representing an increase of $47.8 million when compared with $523.9 million of consolidated net revenues during 2001. The increase in net revenues was due to: (1) an increase of casino revenue of $29.2 million primarily as a result of increased table games win percentage; (2) an increase in rooms revenue of $2.5 million as a result of higher hotel room occupancy; and (3) an increase in food and beverage revenue of $8.3 million which resulted from higher room occupancy and increased banquet revenues, all of which was partially offset by a decrease in other revenues of $0.6 million as a result of reduced group cancellation fees.

        Casino revenues were $256.5 million in 2002, an increase of $29.2 million from 2001. The increase was attributable to several factors, including higher table games win percentage (calculated before discounts) of 21.4% during 2002 as compared to 15.3% during 2001 (the table games win percentage is reasonably predictable over time, but may vary considerably during shorter periods), offset by more stringent table games marketing parameters during 2002 that resulted in decreased table games volume. Table games drop (volume) decreased to $867.3 million in 2002 from $966.6 million during 2001. Slot handle (volume) in 2002 decreased to $1.658 billion from $1.825 billion reported during 2001 because of more stringent marketing parameters.

        The Casino Resort maintained an average daily room rate of $196 for each of 2002 and 2001. Room revenues during 2002 were $206.7 million, representing an increase of $2.5 million when compared to $204.2 million during 2001. The increase in room revenues was the result of an increase of the occupancy of available guestrooms to 95.6% during 2002 as compared to 94.6% during 2001.

        Food and beverage revenues were $70.3 million during 2002, representing an increase of $8.3 million compared to $62.0 million for 2001. The increase was attributable to higher room occupancy and related banquet sales.

        Mall revenues, which are included in retail and other revenues, were $36.5 million during 2002, compared to $33.5 million during 2001. The increase was attributable to higher foot traffic, additional tenants and increased proceeds from rents calculated on tenant gross revenues.

        Retail and other revenues (excluding the Mall) decreased $3.6 million to $35.9 million in 2002 from $39.5 million in 2001. The decrease was primarily attributable to group cancellation fees of $5.2 million during 2001. Retail and other revenue for 2002 includes the Company’s share of net revenues from the Art of the Motorcycle exhibition at the Guggenheim Las Vegas Museum. The exhibit opened to the public on October 7, 2001 and closed on January 6, 2003.

        Operating Expenses

	Year Ended December 31,
	(in thousands, except percentages)

	2002	2001	Percent Change
Operating Expenses
Casino	$119,186	$139,936	-14.8%
Hotel	53,435	50,039	6.8%
Food and beverage	35,217	29,630	18.9%
Retail and other	32,736	32,302	1.3%
Provision for doubtful accounts	21,393	20,198	5.9%
General and administrative	94,410	86,887	8.7%
Corporate	11,015	6,376	72.8%
Rental expense	7,640	8,074	-5.4%
Pre-opening and developmental expense	5,925	355	1569.0%
Depreciation and amortization	43,638	40,823	6.9%

Total operating expenses	$424,595	$414,620	2.4%

        Operating expenses (including pre-opening, developmental, and corporate expenses) were $424.6 million in 2002, representing an increase of $10.0 million when compared to $414.6 million during 2001. The increase in operating expenses was primarily attributable to higher operating revenues and business volumes in all departments of the Casino Resort and increased general and administrative costs and partially offset by reduced advertising costs during 2002. Casino department expenses decreased $20.7 million as a result of reduced drop (table games volume), and reduced casino marketing costs. Room’s department expense increased $3.4 million resulting from higher room occupancy. Food and beverage expense increased $5.6 million as a result of increased food and beverage sales. General and administrative costs increased $7.5 million primarily as the result of increased utility, property tax, and insurance costs.

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

        Fixed payment obligations (rent expense) primarily related to the HVAC Plant in 2002 were $7.6 million, including $5.2 million for the Casino Resort and $2.4 million for the Mall. Fixed payment obligations were $8.1 million during 2001, including $5.9 million for the Casino Resort and $2.2 million for the Mall.

        Interest Income (Expense)

        The following table summarizes information related to interest on long-term debt:

	Year Ended December 31,
	(in thousands, except percentages)

	2002	2001

Interest cost	$ 116,914	$112,701
Less: Capitalized interest	2,556	1,957

Interest expense, net	114,358	110,744

Cash paid for interest, net of amounts capitalized	114,401	106,150
Average total debt balance	1,165,036	949,306
Weighted average interest rate	10.0%	11.6%

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

        Interest income was $2.6 million and $1.4 million for 2002 and 2001, respectively. The increase was due to increased cash balances and restricted cash balances to be used for Phase IA Addition.

Other Factors Affecting Earnings

        Depreciation expense in 2003 was $50.8 million as compared to $43.6 million in 2002. The increase was attributable to placing the Phase IA Addition into service during the second quarter of 2003.

        During 2003 and 2002, $26.2 million and $23.3 million, respectively, were accrued on the Series B preferred interest in Venetian (the “Series B Preferred Interest”) related to the contributions made.

Liquidity and Capital Resources

Cash Flows – Summary

        The Company’s cash flows consisted of the following:

	Year Ended December 31,
	(in thousands)

	2003	2002	2001

Net cash provided by operations	$133,075	$78,096	$50,792

Investing cash flows:
Capital expenditures	(279,211)	(135,848)	(55,134)
Increase in restricted cash	(17,252)	(102,604)	(97)
Shareholder loans	(843)	–	–

Net cash used in investing activities	(297,306)	(238,452)	(55,231)

Financing cash flows:
Repayments of long-term debt	(5,237)	(966,620)	(198,883)
Issuance of long-term debt	225,470	1,241,000	221,525
Other	(7,384)	(75,218)	(5,873)

Net cash provided by financing activities	212,849	199,162	16,769

Net increase in cash and cash equivalents	$48,618	$38,806	$12,330

Cash Flows —Operating Activities

        The Casino Resort’s slot machine and retail hotel rooms business are generally conducted on a generally cash basis while the Casino Resort’s table games, group hotel, and banquet businesses are conducted on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivables. As of December 31, 2003 and December 31, 2002, the Company held unrestricted cash and cash equivalents of $142.4 million and $93.7 million, respectively. Net cash provided by operating activities for 2003 was $133.1 million, compared with $78.1 million for 2002. The Company’s operating cash flow in 2003 was positively impacted as compared to the prior year primarily because of the $29.0 million increase in operating income. The increase in operating income was primarily the result of an increase of $33.3 million in the Casino Resort’s room division operating profit during 2003 as compared to 2002. Net trade receivables were $52.5 million as of December 31, 2003 compared to $53.3 million as of December 31, 2002.

Capital Expenditures

        Capital expenditures during 2003 were $279.2 million, of which $176.0 million was attributable to construction of the Phase IA Addition and $52.8 million was attributable to the Macau Casino project with the balance having been incurred for operating capital expenditures at the Casino Resort. The Company expects capital expenditures (excluding the Phase II Resort) in 2004 to total approximately $230.0 million, including Macau Casino construction costs of approximately $190.0 million, and approximately $40.0 million for operating capital expenditures at the Casino Resort. The Phase II Resort design, planning, and other development costs during 2003 were $16.4 million. The Company has proceeded with Phase II design, demolition and site work during the first quarter of 2004 and plans to continue development work on the Phase II Resort during 2004. The Company is pursuing and evaluating alternatives to finance the development and construction of the Phase II Resort. The construction and development of the Phase II Resort will require significant additional debt and/or equity financing and there can be no assurance that such funds will be available or that such funds will be on terms that will be favorable to the Company. The Company currently estimates the cost to develop and construct the Phase II Resort to be approximately $1.4 billion, excluding the cost of the land, capitalized interest and pre-opening expenses.

        The Company also held restricted cash balances of $122.5 million as of December 31, 2003. Of this amount, $117.1 million was held in restricted accounts and invested in cash or permitted investments by a disbursement agent for the holders of the senior secured notes due 2008 of Venetian Macau (the “Venetian Macau Senior Secured Notes”) until required for the Macau Casino project costs under the disbursement terms of the Venetian Macau Senior Secured Notes.

        Aggregate Indebtedness and Other Known Contractual Obligations

        The Company’s total long-term indebtedness and other known contractual obligations, are summarized below as of December 31, 2003:

	Payments due by Period
	(Dollars in Thousands)

	Less than
	1 Year	1-3 Years	3-5 Years	Thereafter	Total
Long -Term Indebtedness
Mortgage Notes	$–	$–	$–	$850,000	$850,000
Senior Secured Credit Facility - Term A(1)	8,333	30,000	10,000	–	48,333
Senior Secured Credit Facility - Term B(1)	2,500	5,000	238,750	–	246,250
Secured Mall Facility(2)	–	120,000	–	–	120,000
FF&E Credit Facility(3)	1,800	4,800	7,800	–	14,400
Venetian Macau Senior Secured Notes Tranche A(4)	–	18,750	56,250	–	75,000
Venetian Macau Senior Secured Notes Tranche B(4)	–	–	45,000	–	45,000
Venetian Intermediate Credit Facility(5)	–	40,000	–	–	40,000

Other Contractual Obligations
HVAC Provider fixed payments(6)	7,657	15,314	15,314	3,828	42,113
Former Tenants(7)	8,650	3,300	1,300	9,977	23,227
Macau Casino Land Lease(8)	5,733	8,744	323	3,072	17,872
Macau Casino Operating Leases	458	618	328	–	1,404

Total	$35,131	$246,526	$375,065	$866,877	$1,523,599

(1)	The Senior Secured Credit Facility – Term B will mature on June 4, 2008 and will be subject to nominal quarterly amortization payments, beginning from September 30, 2002 through June 30, 2007, and equal quarterly amortization payments of the balance of this facility thereafter. The Senior Secured Credit Facility – Term A for draw down and amounts borrowed at December 31, 2003 will mature on June 4, 2007 and is subject to quarterly amortization payments commencing on December 31, 2003. Indebtedness under the senior secured revolving credit facility will mature on June 4, 2007 with no interim amortization.
(2)	The $120.0 million Secured Mall Facility will mature on June 10, 2005 (subject to extension for two terms of one year each), with no amortization.
(3)	The $15.0 million FF&E Facility will mature on July 1, 2008 and is subject to quarterly amortization payments.

(4)	The Venetian Macau Senior Secured Notes Tranche A will mature on August 21, 2008 and are subject to mandatory annual redemption. The Venetian Macau Senior Secured Noted Tranche B will mature on August 21, 2008 and are not subject to mandatory annual redemption.
(5)	The $40.0 million Venetian Intermediate Credit Facility will mature on March 27, 2006, with no amortization.
(6)	The Company and the New Mall Subsidiary are parties to a services agreement with a third party for thermal energy (heating, ventilating and air conditioning) for the Casino Resort. The total remaining payment obligation under these arrangements was $42.1 million as of December 31, 2003, payable in equal monthly installments through July 1, 2009.
(7)	The Company and the Mall Subsidiary are party to tenant lease termination and asset purchase agreements. The total remaining payment obligations under these arrangements was $23.2 million as of December 31, 2003.
(8)	The Macau Subsidiary is party to a long-term land lease of 25 years, the total remaining payment obligation under this arrangement is $17.9 million as of December 31, 2003.

        Under the terms of its existing indebtedness, the Company has debt principal payments due aggregating $12.6 million during the next twelve months, representing principal payments on the Senior Secured Credit Facility and the FF&E Credit Facility. Based on current outstanding indebtedness and current interest rates on the Senior Secured Credit Facility, the Secured Mall Facility, the FF&E Facility, the Venetian Intermediate Credit Facility and the Venetian Macau Senior Secured Notes, the Company has estimated total interest payments during the next twelve months (excluding noncash amortization of debt offering costs) of approximately $106.2 million for indebtedness secured by the Casino Resort, (including the Venetian Intermediate Credit Facility), approximately $3.6 million for indebtedness secured by the Mall, and $6.3 for indebtedness secured by the Macau Casino. In addition, Venetian Macau is required to obtain, and is in the process of seeking, an additional $25.0 million of FF&E indebtedness to complete the Macau Casino which would require additional interest expense. If Venetian Macau is unable to obtain this Financing, LVSI, Venetian or another of their subsidiaries is obligated to either purchase gaming equipment or other assets with a cost of up to $25.0 million or enter into lease or other arrangements with Venetian Macau or enter into other transactions with Venetian Macau that will enable it to purchase this gaming equipment or these assets. See “Item 8 – Financial Statements and Supplementary Data – Notes to Financial Statements – Note 8 – Long-Term Debt.”

        The Company also has fixed payments obligations due during the next twelve months of $7.7 million under its energy service agreements with the HVAC Provider. The total remaining payment obligation under this arrangement is $42.1 million, payable in equal monthly installments during the period from January 1, 2004 through July 1, 2009.

        Off - Balance Sheet Arrangements

        During 1997, the Company and the Mall Subsidiary entered into off-balance sheet arrangements with a heating and air conditioning (“HVAC”) provider (the “HVAC Provider”). Under the terms of these energy service agreements, HVAC energy and services will be purchased by the Company, the New Mall Subsidiary, its mall tenants and Interface over initial terms expiring in 2009 with an option to collectively extend the terms of their agreements for two consecutive five-year periods. The Company has fixed payments obligations due during the next twelve months of $7.7 million under its energy services agreements with the HVAC Provider. The total remaining payment obligations under these arrangements was $42.1 million as of December 31, 2003, payable in equal monthly installments through July 1, 2009. The Company has the right to terminate the agreement based upon the failure of the HVAC Provider to provide HVAC service. The Company has no other off-balance sheet arrangements.

        Capital and Liquidity

        For the next twelve months, the Company expects to fund Casino Resort operations, capital expenditures, the Macau Casino construction, the Phase II Resort development costs, and debt service requirements from existing cash balances, operating cash flow, borrowings under the Revolving Facility, and borrowings by the Phase II Subsidiary in each case, to the extent permitted under the terms of the Company’s indebtedness. The Company is pursuing and evaluating alternatives to finance the development and construction of the Phase II Resort. The construction and development of the Phase II Resort will require significant additional debt and/or equity financing and, there can be no assurance that such funds will be available or that such funds will be on terms that will be favorable to the Company. The Company currently estimates the cost to develop and construct the Phase II Resort to be approximately $1.4 billion, excluding the cost of the land, capitalized interest and pre-opening expenses. As of December 31, 2003, the Company had $142.4 million in cash and cash equivalents (plus $117.9 million in restricted cash for Macau) and there was $35.0 million available for borrowing under the Revolving Facility. As discussed below, the availability under the Revolving Facility has since decreased to $15.0 million as a result of additional letters of credit being issued under the credit agreement.

        Debt Instruments

        The Company’s existing debt instruments contain certain restrictions that, among other things, limit the ability of the Company and/or certain subsidiaries to incur additional indebtedness, issue disqualified stock or equity interests, pay dividends or make other distributions, repurchase equity interests or certain indebtedness, create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell assets of the Company without prior approval of the lenders or noteholders. Financial covenants included in the Senior Secured Credit Facility include total debt to EBITDA ratios, EBITDA to interest coverage ratios, minimum net worth covenants and maximum capital expenditure limitations. The financial covenants in the Senior Secured Credit Facility involving EBITDA are applied on a rolling four-quarter basis. For purposes of debt compliance, EBITDA is defined as net income plus interest expense, income taxes and depreciation and amortization expenses. The inability of the Company to incur additional indebtedness because it does not meet the financial ratios required to incur additional debt under such debt instruments could restrict the Company’s ability to develop the Phase II Resort, or invest additional funds in its Macau Subsidiaries. As of December 31, 2003, the Company was in compliance with all required covenants and ratios under its debt instruments. See “Item 8 – Financial Statements and Supplementary Data – Notes to Financial Statements – Note 8 – Long-Term Debt.”

        Macau Casino Projects

        On June 26, 2002, the Macau government granted a provisional concession to operate casinos in Macau to the Company’s subsidiary Venetian Macau and to Galaxy. During December 2002, Venetian Macau and Galaxy entered into a subconcession agreement. The subconcession agreement with Galaxy was recognized and approved by the Macau government and allows Venetian Macau to develop and operate certain casino projects, including the Macau Casino, separately from Galaxy.

        In addition to the Macau Casino, the Company also intends to build in Macau a hotel, casino and convention center complex with a Venetian-style theme similar to the Company’s Las Vegas property (the “Macau Venetian Casino Resort”).

        Under the subconcession agreement, Venetian Macau is obligated to develop and open the Macau Venetian Casino Resort by June 2006 and invest, or cause to be invested, at least 4.4 billion patacas (approximately $535.6 million at exchange rates in effect on December 31, 2003) in various development projects in Macau by June 2009. The construction and development costs of the Macau Casino will be applied to the fulfillment of this total investment obligation to the Macau government. The Company currently estimates the total cost of constructing, developing and operating the Macau Casino, including design costs, construction costs, equipment costs, working capital and pre-opening expenses, will be approximately $257.9 million, all of which qualifies to meet the investment obligation to the Macau government. Assuming that all of the current estimated construction and development costs of the Macau Casino are applied towards fulfilling the investment obligations under the subconcession agreement, remaining investment obligations under the subconcession agreement will be approximately $277.7 million. It is expected that the construction and development costs of the Macau Venetian Casino Resort will satisfy the remainder of this obligation. To support this obligation, a Macau bank and a subsidiary of the Company, Lido Casino Resort Holding Company, LLC, have guaranteed 500 million patacas (approximately $60.9 million at exchange rates in effect on December 31, 2003) of Venetian Macau’s legal and contractual liabilities to the Macau government until March 31, 2007. These development and investment obligations may be satisfied by Venetian Macau and/or its affiliates, including the Company.

        As of December 31, 2003, approximately $70.5 million of these costs relating to the Macau Casino had been expended. The Company anticipates funding the remaining estimated costs of construction from a combination of the following sources:

•	operating cash flow of the Company (although the Senior Secured Credit Facility and the Indenture for the Mortgage Notes limit the Company’s ability to make investments in the Macau projects); as of December 31, 2003 the Company had the ability to invest approximately $41.0 million in unrestricted subsidiaries (including the Macau Subsidiaries);

•	borrowings of $50.0 million under the Venetian Intermediate Credit Agreement (See Note 8 – Venetian Intermediate Credit Facility). As of December 31, 2003, $40.0 million had been borrowed under this facility;

•	net proceeds from the issuance and sale of $120 million in aggregate principal amount of the Venetian Macau Senior Secured Notes. The Venetian Macau Senior Secured Notes were issued by a wholly owned subsidiary of Venetian Macau and guaranteed by Venetian Macau on August 21, 2003. The Venetian Macau Senior Secured Notes and the guarantee are secured by all assets of Venetian Macau and its subsidiaries, subject to certain exceptions;

•	borrowings under the $20.0 million revolving credit facility entered into by Venetian Macau and the issuer of the Venetian Macau Senior Secured Notes with a group of lenders (the “Macau Revolver”). The Macau Revolver is secured on a pari passu basis with the same collateral as the Venetian Macau Senior Secured Notes. The facility matures in 2006. The entire amount outstanding under this facility bears interest at LIBOR or at a base rate, in each case plus 3.75%;

•	a completion guaranty issued by LVSI and Venetian, guaranteeing payment of certain costs of the Macau Casino in excess of available funds (the “Completion Guaranty”). The Completion Guaranty is supported by a $10.0 million letter of credit issued in January 2004 under the Company’s Senior Secured Credit Facility (See Note 8 – Senior Secured Credit Facility). The remainder of the Completion Guaranty is expected to be funded by borrowings of up to $15.0 million under the Macau Revolver;

•	borrowings under proposed furnishings, fixtures & equipment facilities and vendor financings which the Company expects to be able to enter into in the aggregate principal amount of $25.0 million (the “FF&E Facilities”) to finance certain equipment and other assets of the Macau Casino. If Venetian Macau is unable to obtain the FF&E Facilities or vendor financing, LVSI, Venetian or another of their subsidiaries have agreed to either:

–	purchase, or cause to be purchased assets with a cost of up to $25.0 million and enter into lease or other arrangements with Venetian Macau or

–	otherwise assist Venetian Macau in securing such facilities, including by issuing guarantees in connection with any such facilities or otherwise lending such amounts to Venetian Macau for purposes of securing such equipment in each case, to the extent permitted under the Senior Secured Credit Facility and the Indenture for the Mortgage Notes.

        The Company expects the funds provided by these sources to be sufficient to construct, develop and operate the Macau Casino, assuming there are no significant delay costs or construction cost overruns. If Venetian Macau incurs significant cost overruns, it may need to arrange for additional financing to pay for these costs. If it requires additional financing, the Company or its affiliates may incur additional bank borrowings or debt or equity financing. However, no assurance can be given that such funds will be available or that such funds will be on terms that will be favorable to the Company. In addition, the construction and development of the Macau Venetian Casino Resort will require significant additional debt and/or equity financing.

        Venetian Macau, Venetian Intermediate and the Company’s other Macau subsidiaries are not guarantors under the Mortgage Notes or the Senior Secured Credit Facility and, subject to certain limited exceptions, are not restricted subsidiaries under the Indenture for the Mortgage Notes or the Senior Secured Credit Facility. Restrictions have been placed on the payment of dividends to LVSI from Venetian Macau and its subsidiaries. As a result of the restrictions, approximately $117.9 in net assets for the Venetian Macau at December 31, 2003 are not available at the parent level and are considered to be restricted net assets of subsidiaries at such date.

        Phase II Resort

        The Company has begun extensive design and planning work on the Phase II Resort and has incurred demolition and clearing costs on the site of the Phase II Resort. During 2003, the Company invested $17.0 million toward the development of the Phase II Resort. The Company has not yet set a date to begin construction of the Phase II Resort. If the Company determines to construct the Phase II Resort, it will be required to raise substantial debt and/or equity financings. The Company is currently exploring financing alternatives for the Phase II Resort and has no commitments to fund the hard construction costs of the Phase II Resort. In addition, the development of the Phase II Resort may also require obtaining additional regulatory approvals. The Phase II Subsidiary is an unrestricted subsidiary that is not subject to the terms of the Indenture or the Senior Secured Credit Facility and is not a guarantor under the Mortgage Notes or the Senior Secured Credit Facility.

        Litigation Contingencies and Available Resources

        The Company is a party to certain litigation matters and claims related to the construction of the Casino Resort and is subject to a $42.0 million net judgment awarded to the Construction Manager, pending the outcome of remaining arbitration and various appeals. If the Company is required to pay any of the Construction Manager’s judgment or contested construction costs (the “Contested Construction Costs”) which are not covered by the Insurance Policy, the Company may use cash received from the following sources to fund such costs: (i) the Construction Manager, Bovis and P&O pursuant to the Construction Management Contract, the Bovis Guarantee and the P&O Guaranty, respectively; (ii) third parties, pursuant to their liability to the Company under their agreements with the Company; (iii) borrowings under the Revolving Facility; (iv) additional debt or equity financings; and (v) operating cash flow.

        Based on the recent judgment in the State Court Action and the remaining open items in the arbitration proceedings, the Company estimates that its range of loss in this matter is from none (or a gain if all remaining matters are determined in the Company’s favor and considering the existing accrual of approximately $7.2 million for unpaid construction costs) to approximately $28.0 million if the Company were to lose all remaining arbitration matters and related pending actions and appeals that counsel has advised are possible of loss, and which are not already included in the State Court Action.  Such range of loss is before attorney costs and interest, which have not yet been considered by the State Court and the total amounts of which cannot currently be quantified.  While the range of loss is possibly as high as $70.0 million, (the original verdict of $42.0 million plus the above referenced arbitration matters) plus attorney’s fees and interest, the Insurance Policy is available to provide coverage of amounts, together with any other in excess of $45.0 million. At this time, no amount within the range of loss can be reasonably determined as an estimated loss.  It is possible that the arbitration proceedings will be concluded (or interim decisions be rendered) in the near future, at which time an estimate of loss could be determined.  Such loss could be material to the Company’s results of operations in the period that the estimate is recorded.

Recent Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board issued Statement No. 143 (“SFAS 143”), “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002, and was adopted by the Company on January 1, 2003.

        In June 2002, the Financial Accounting Standard Board issued Statement No. 146 (“SFAS 146”) “Accounting for Costs Associated with Exit or Disposal Activities.” The provisions of SFAS 146 become effective for exit or disposal activities commenced subsequent to December 31, 2002. SFAS 146 was adopted by the Company on January 1, 2003.

        In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee, excluding those for guarantees among entities within a consolidated group. At December 31, 2003, the Company does not have any guarantees outside of its consolidated group.

        In December 2002 the Financial Accounting Standards Board issued Statement No. 148 (“SFAS 148”) “Accounting for Stock-Based Compensation.” The provisions of SFAS 148 became effective on December 15, 2002. The Company has adopted the disclosure requirements of SFAS 148.

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

        The adoptions of SFAS 143, SFAS 146, SFAS 148 and FIN 45 and FIN 46 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

        In May 2003, the Financial Accounting Standards Board issued Statement No. 150 (“SFAS 150”) “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Company is considered a non-public entity, as defined by SFAS 150. Accordingly, for the Company, the provisions of SFAS 150 will become effective during the quarter ending March 31, 2004. Upon adoption of SFAS 150, the Company anticipates that the Series B Preferred Interest in Venetian will no longer be presented as “member’s interest” but rather will be reclassified as a liability and dividends will be classified as interest expense.

        In December 2003, the FASB issued a revision to SFAS No. 132, “Employers’ Disclosure about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements No. 87, 88 and 106 and a revision of FASB Statement No. 132” (“SFAS 132R”). This statement requires additional disclosure in relation to the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods. The provisions of this statement are effective for financial statements with fiscal years ending after December 15, 2003. The interim period disclosures are effective for interim periods beginning after December 15, 2003. The Company adopted SFAS 132R in December 2003. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

Special Note Regarding Forward-Looking Statements

        Certain statements in this section, and elsewhere in this Annual Report on Form 10-K (as well as information included in oral statements or other written statements made or to be made by the Company) constitute “forward-looking statements.” Such forward-looking statements include the discussions of the business strategies of the Company and expectations concerning future operations, margins, profitability, liquidity and capital resources. In addition, in certain portions of this Form 10-K, the words: “anticipates”, “believes”, “estimates”, “seeks”, “expects”, “plans”, “intends” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks associated with entering into new construction and new ventures, including the Macau Casino and the Phase II Resort, increased competition and other planned construction in Las Vegas, including the expected opening of the Wynn casino resort on the site of the former Desert Inn and upcoming increases in meeting and convention space, the completion of infrastructure projects in Las Vegas, government regulation of the casino industry, including gaming license approvals and regulation in foreign jurisdictions, the legalization of gaming in certain jurisdictions, such as Native American reservations in the States of California and New York and regulation of gaming on the Internet, leverage and debt service (including sensitivity to fluctuations in interest rates and other capital markets trends), uncertainty of casino spending and vacationing at casino resorts in Las Vegas, disruptions or reductions in travel to Las Vegas due to terrorist acts, the situation in Iraq and any future terrorist incidents, outbreaks of SARS illness in the Company’s market areas, new taxes or changes to existing tax rates, fluctuations in occupancy rates and average daily room rates in Las Vegas, demand for all-suites rooms, the popularity of Las Vegas as a convention and trade show destination, insurance risks, including the risk that the Company has not obtained sufficient coverage against acts of terrorism or will only be able to obtain additional coverage at significantly increased rates, litigation risks, including the final outcome of the pending disputes with the Construction Manager and its subcontractors, and general economic and business conditions which may impact levels of disposable income, consumer spending and pricing of hotel rooms.

ITEM 7A.—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company’s primary exposure to market risk is interest rate risk associated with its long-term debt. The Company attempts to manage its interest rate risk by managing the mix of its long-term fixed-rate borrowings and variable rate borrowings, and by use of interest rate cap and floor agreements. The ability to enter into interest rate cap and floor agreements allows the Company to manage its interest rate risk associated with its variable rate debt. Transactions in Macau are primarily conducted in Hong Kong dollars and Macau patacas . Currently both these currencies are fixed to the US dollar at approximately 8 to 1, which limits the Company’s foreign currency exchange rate risk.

        The Company does not hold or issue financial instruments for trading purposes and does not enter into derivative transactions that would be considered speculative positions. The Company’s derivative financial instruments consist exclusively of interest rate cap and floor agreements, which do not qualify for hedge accounting. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense.

        To manage exposure to counterparty credit risk in interest rate cap and floor agreements, the Company enters into agreements with highly rated institutions that can be expected to perform fully under the terms of such agreements. Frequently, these institutions are also members of the lending group providing the Company’s Senior Secured Credit Facility, which management believes further minimizes the risk of nonperformance.

        The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates for the twelve month periods ended December 31:

								FAIR
	2004	2005	2006	2007	2008	THEREAFTER	TOTAL	VALUE(1)

	(Dollars In Millions)

LIABILITIES
Short-term debt:
Variable rate	$12.6	–	–	–	–	–	$12.6	$12.6
Average interest rate (2)	4.2%	–	–	–	–	–	4.2%	4.2%
Long-term debt:
Fixed rate	–	–	–	–	–	850.0	850.0	986.0
Average interest rate (2)	–	–	–	–	–	11.0%	11.0%	11.0%
Variable rate	–	144.9	73.7	151.2	206.7	–	576.5	576.5
Average interest rate (2)	–	3.9%	4.0%	4.2%	4.3%	–	4.1%	4.3%

(1)	The fair values for debt with no public market are based on the borrowing rates currently available for debt instruments with similar terms and maturities, and for publicly traded debt are based on market quotes.
(2)	Based upon contractual interest rates for fixed rate indebtedness or current LIBOR rates for variable rate indebtedness.

        Foreign currency translation gains and losses were not material to the Company’s results of operations in 2003, but may be in future periods in relation to activities associated with Venetian Macau.

        See also “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Item 8 – Financial Statements and Supplementary Data – Notes to Financial Statements – Note 8 – Long-Term Debt.”

ITEM 8. —FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Financial Statements:

Report of Independent Auditors	55

Consolidated Balance Sheets at December 31, 2003 and 2002	56

Consolidated Statements of Operations for each of the three
years in the period ended December 31, 2003	57

Consolidated Statements of Stockholders' Equity (Deficit) for each of the
three years in the period ended December 31, 2003	58

Consolidated Statements of Cash Flows for each of the three
years in the period ended December 31, 2003	59

Notes to Financial Statements	60

Financial Statement Schedules:
Report of Independent Auditors on Financial Schedule	93
Schedule II - Valuation and Qualifying Accounts	94

The financial information included in the financial statement schedule should be read in conjunction with the consolidated financial statements. All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or the notes thereto.

Report of Independent Auditors

To the Directors and Stockholders of Las Vegas Sands, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Las Vegas Sands, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Las Vegas, Nevada
January 30, 2004

Las Vegas Sands, Inc
Consolidated Balance Sheets
(Dollars in thousands, except per share data )

	December 31,	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$142,360	$93,742
Restricted cash and cash equivalents	36,358	21,880
Accounts receivable, net	52,542	53,312
Inventories	6,093	5,070
Prepaid expenses	3,462	5,004

Total current assets	240,815	179,008

Property and equipment, net	1,432,176	1,191,828
Deferred offering costs, net	38,489	38,015
Restricted cash	86,144	83,370
Other assets, net	34,270	24,460

	$1,831,894	$1,516,681

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$14,991	$12,201
Construction payables	42,155	29,727
Construction payables-contested	7,232	7,232
Accrued interest payable	4,809	4,336
Other accrued liabilities	95,940	80,585
Current maturities of long-term debt	12,633	2,500

Total current liabilities	177,760	136,581
Other long-term liabilities	6,445	1,122
Long-term debt	1,426,350	1,216,250

	1,610,555	1,353,953

Redeemable Preferred Interest in Venetian Casino
Resort, LLC, a wholly owned subsidiary	238,328	212,111

Stockholders' equity (deficit):
Common stock, $.10 par value, 3,000,000 shares
authorized, 1,000,000 shares issued and outstanding	100	100
Notes receivable from stockholders	(843)	–
Capital in excess of par value	136,562	140,760
Accumulated deficit	(152,808)	(190,243)

	(16,989)	(49,383)

	$1,831,894	$1,516,681

The accompanying notes are an integral part of these consolidated financial statements.

Las Vegas Sands, Inc
Consolidated Statements of Operations
(Dollars in thousands, except per share data )

	Year Ended December 31,

	2003	2002	2001
Revenues:
Casino	$272,804	$256,484	$227,240
Rooms	251,397	206,706	204,242
Food and beverage	82,882	70,300	61,977
Retail and other	79,242	72,395	73,034

	686,325	605,885	566,493
Less-promotional allowances	(44,856)	(34,208)	(42,594)

Net revenues	641,469	571,677	523,899

Operating expenses:
Casino	128,339	119,186	139,936
Rooms	64,819	53,435	50,039
Food and beverage	40,797	35,217	29,630
Retail and other	33,468	32,736	32,302
Provision for doubtful accounts	8,084	21,393	20,198
General and administrative	107,523	94,410	86,887
Corporate expense	10,914	11,015	6,376
Rental expense	10,128	7,640	8,074
Pre-opening and developmental expense	10,525	5,925	355
Depreciation and amortization	50,837	43,638	40,823

	465,434	424,595	414,620

Operating income	176,035	147,082	109,279

Other income (expense):
Interest income	1,716	2,564	1,385
Interest expense, net of amounts capitalized	(114,924)	(110,348)	(101,724)
Interest expense on indebtedness to Principal Stockholder	–	(4,010)	(9,020)
Other income (expense)	825	1,045	(1,938)
Loss on early retirement of debt	–	(51,392)	(1,383)

Income (loss) before preferred return	63,652	(15,059)	(3,401)
Preferred return on Redeemable Preferred Interest
in Venetian Casino Resort, LLC	(26,217)	(23,333)	(20,766)

Net income (loss)	$37,435	$(38,392)	$(24,167)

Basic earnings (loss) per share	$37.44	$(38.39)	$(24.17)

Diluted earnings (loss) per share	$37.36	$(38.39)	$(24.17)

Dividends declared per share	$4.20	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

Las Vegas Sands, Inc
Consolidated Statements of Stockholders’ Equity (Deficit)
(Dollars in thousands)

	Common Stock
				Notes
			Capital in	Receivable
	Number		Excess of	from	Accumulated
	of Shares	Amount	Par Value	Stockholders	Deficit	Total

Balance at December 31, 2000	925,000	$92	$140,768	$–	$(127,684)	$13,176
Net loss	–	–	–	–	(24,167)	(24,167)

Balance at December 31, 2001	925,000	92	140,768	–	(151,851)	(10,991)
Stock split	75,000	8	(8)	–	–	–
Net loss	–	–	–	–	(38,392)	(38,392)

Balance at December 31, 2002	1,000,000	100	140,760	–	(190,243)	(49,383)

Declared and unpaid dividends	–	–	(4,198)	–	–	(4,198)
Notes receivable from stockholder	–	–	–	(843)	–	(843)
Net income	–	–	–	–	37,435	37,435

Balance at December 31, 2003	1,000,000	$100	$136,562	$(843)	$(152,808)	$(16,989)

The accompanying notes are an integral part of these consolidated financial statements.

Las Vegas Sands, Inc
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$37,435	$(38,392)	$(24,167)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	50,837	43,638	40,823
Amortization of debt offering costs and original issue discount	6,910	8,188	8,691
Non-cash preferred return on Redeemable Preferred Interest in Venetian	26,217	23,333	20,766
Loss on early retirement of debt	–	51,392	1,383
Loss on disposition of fixed asset	454	301	–
Non-cash interest on completion guaranty loan	–	–	4,052
Provision for doubtful accounts	8,084	21,393	20,198
Changes in operating assets and liabilities:
Accounts receivable	(7,314)	(17,613)	(12,962)
Inventories	(1,023)	(323)	(879)
Prepaid expenses	1,542	(1,142)	(190)
Other assets	(9,810)	8,747	(2,252)
Accounts payable	2,790	(24,152)	12,518
Accrued interest payable	473	(5,672)	(3,269)
Other accrued liabilities	16,480	8,398	(13,920)

Net cash provided by operating activities	133,075	78,096	50,792

Cash flows from investing activities:
Increase in restricted cash	(17,252)	(102,604)	(97)
Notes receivable from stockholders	(843)	–	–
Capital expenditures	(279,211)	(135,848)	(55,134)

Net cash used in investing activities	(297,306)	(238,452)	(55,231)

Cash flows from financing activities:
Repayments on 12 ¼ % mortgage notes	–	(425,000)	–
Proceeds from 11% mortgage notes	–	850,000	–
Repayments on senior subordinated notes	–	(97,500)	–
Proceeds from secured mall facility	–	120,000	–
Repayments on mall-tranche A take-out Loan	–	(105,000)	–
Repayments on mall-tranche B take-out Loan	–	(35,000)	–
Repayments on completion guaranty loan	–	(31,124)	–
Repayments on senior secured credit facility-term A	(1,667)	–	–
Proceeds from senior secured credit facility-term A	50,000	–	–
Repayments on senior secured credit facility-term B	(2,500)	(1,250)	–
Proceeds from senior secured credit facility-term B	–	250,000	–
Repayments on bank credit facility-tranche A term loan	–	–	(103,125)
Repayments on bank credit facility-tranche B term loan	–	–	(49,750)
Repayments on bank credit facility-tranche C term loan	–	–	(5,750)
Proceeds from bank credit facility-tranche C term loan	–	–	5,750
Proceeds from Venetian Macau senior secured notes-tranche A	75,000	–	–
Proceeds from Venetian Macau senior secured notes-tranche B	45,000	–	–
Proceeds from Venetian Intermediate credit facility	40,000	–	–
Repayments on bank credit term facility	–	(151,986)	(764)
Proceeds from bank credit term facility	–	–	152,750
Repayments on bank credit facility-revolver	(470)	(61,000)	(18,000)
Proceeds from bank credit facility-revolver	470	21,000	58,000
Repayments on FF&E credit facility	(600)	(53,735)	(21,494)
Proceeds from FF&E credit facility	15,000	–	–
Proceeds from (repayments on) Phase II Subsidiary credit faciltiy	–	(3,933)	3,933
Proceeds from (repayments on) Phase II Subsidiary unsecured bank loan	–	(1,092)	1,092
Repurchase premiums incurred in connection with refinancing transactions	–	(33,478)	–
Payments of debt offering costs	(7,384)	(41,740)	(5,873)

Net cash provided by financing activities	212,849	199,162	16,769

Increase in cash and cash equivalents	48,618	38,806	12,330
Cash and cash equivalents at beginning of year	93,742	54,936	42,606

Cash and cash equivalents at end of year	$142,360	$93,742	$54,936

Supplemental disclosure of cash flow information:
Cash payments for interest	$111,805	$114,401	$106,150

Non-cash interest on completion guaranty loan	$–	$–	$4,052

Declared and unpaid dividends included in accrued liablities	$4,198	$–	$–

Property and equipment asset acquisitions included in accounts payable	$49,387	$36,959	$33,347

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS, INC.
Notes to Financial Statements

Note 1 –Organization and Business of Company

        Las Vegas Sands, Inc. (“LVSI”) and its subsidiaries (collectively, the “Company”) own and operate the Venetian Casino Resort (the “Casino Resort”), a Renaissance Venice-themed resort situated at one of the premier locations on the Las Vegas Strip (the “Strip”). The Casino Resort is located across from The Mirage and the Treasure Island Hotel and Casino. The Casino Resort includes the only all-suites hotel on the Strip with 4,049 suites (the “Hotel”); a gaming facility of approximately 116,000 square feet (the “Casino”); an enclosed retail, dining and entertainment complex of approximately 446,000 net leasable square feet (the “Mall”); and a meeting and conference facility of approximately 650,000 square feet (the “Congress Center”).

        The Company is involved in significant litigation relating to the cost of construction of the Casino Resort. See “Note 13 – Commitments and Contingencies”.

        The consolidated financial statements include the accounts of LVSI and its subsidiaries (the “Subsidiaries”), including Venetian Casino Resort, LLC (“Venetian”), Mall Intermediate Holding Company, LLC (“Mall Intermediate”), Grand Canal Shops Mall Subsidiary, LLC (the “New Mall Subsidiary”), Grand Canal Shops II, LLC (the “Mall II Subsidiary”), Grand Canal Shops Mall MM Subsidiary, Inc., Venetian Hotel Operations, LLC (“Mall Construction”), Lido Intermediate Holding Company, LLC (“Lido Intermediate”), Lido Casino Resort Holding Company, LLC, Lido Casino Resort, LLC (the “Phase II Subsidiary”), Lido Casino Resort MM, Inc., Venetian Transport, LLC (“Venetian Transport”), Venetian Venture Development, LLC (“Venetian Venture”), Venetian Venture Development Intermediate Limited, Venetian Venture Development Intermediate I, Venetian Venture Development Intermediate II, Venetian Macau Finance Company, VI Limited, Las Vegas Sands (UK) Limited, Venetian Macau Limited (“Venetian Macau”), Venetian Macau Holdings Limited, Venetian Marketing, Inc. (“Venetian Marketing”), Venetian Far East Limited and Venetian Operating Company, LLC (“Venetian Operating”) (collectively, and including all other direct and indirect subsidiaries of LVSI, the “Company”). Each of LVSI and the Subsidiaries is a separate legal entity and the assets of each such entity are intended to be available only to the creditors of such entity, except to the extent of guarantees on indebtedness. See “Note 8- Long-Term Debt”.

        Venetian was formed on March 20, 1997 to own and operate certain portions of the Casino Resort. LVSI is the managing member and owns 100% of the common voting equity in Venetian. The entire preferred interest in Venetian is owned by Interface Group Holding Company, Inc. (“Interface Holding”), which is wholly owned by LVSI’s principal stockholder (the “Principal Stockholder”).

        Various Subsidiaries are guarantors or co-obligors of certain indebtedness related to the Casino Resort. See “Note 8 – Long-Term Debt.”

        The Mall II Subsidiary is an indirect, wholly owned subsidiary of LVSI, and owns and operates the Mall. The Mall II Subsidiary was formed on May 31, 2002 and became a successor to the Mall Subsidiary in connection with the refinancing of the Mall’s indebtedness. See “Note 8 – Long-Term Debt.”

        The Company announced during January 2004 that it has retained an investment-banking firm, as financial advisor, to explore various strategic alternatives available to it relating to the Grand Canal Shops. No decision has been made as to whether there will be a sale or any other transaction involving the Grand Canal Shops. The Company is uncertain as to what strategic alternatives it may ultimately pursue, and there can be no assurance that, if any transaction is commenced, it will be completed or as to the value that any such transaction might have for the Company.

        Venetian Macau is an indirect, wholly owned subsidiary of LVSI, and owns and will operate the Macau Casino. See “Note 8 – Long-Term Debt.”

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 1 – Organization and Business of Company (continued)

        The Casino Resort is physically connected to the approximately 1.15 million square foot Sands Expo and Convention Center (the “Expo Center”). Interface Group-Nevada, Inc. (“Interface”), the owner of the Expo Center, is beneficially owned by the Principal Stockholder. Venetian, the Mall II Subsidiary, and Interface transact business with each other and are parties to certain agreements. The nature of such transactions and the amounts involved are disclosed in the notes to the financial statements.

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

Capitalized Interest

        Interest costs associated with major construction projects are capitalized. Interest is capitalized on amounts expended using the weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete.

Pre-opening and Developmental Costs

        Pre-opening and developmental costs, representing primarily direct personnel and other costs incurred prior to the opening of new ventures are expensed as incurred.

Debt Discount and Deferred Offering Costs

        Debt discount and offering costs are amortized based on the terms of the related debt instruments using the effective interest method.

Earnings (loss) Per Share

        Basic and diluted income (loss) per share is calculated based upon the weighted average number of shares outstanding. The impact of the unexercised options to purchase shares of the Company’s common stock have been included in the computation of diluted earnings per share for the twelve months ended December 31, 2003, but have been excluded from the computation of earnings per share for the twelve months ended December 31, 2002 as their impact would have been antidilutive.

        As further described in Note 10, in the first quarter of 2002, the Company completed a stock split whereby the number of common shares outstanding was increased to 1,000,000 from 925,000. Accordingly, all earnings per share calculations have been adjusted to retroactively give effect to the increase in shares outstanding to 1,000,000.

        The Company has elected to follow Accounting Principles Board Opinion No. 25 entitled “Accounting For Stock Issued to Employees” and accounts for its stock-based compensation to employees using the intrinsic value method. Under this method, compensation expense is the difference between the market value of the Company’s stock and the stock option’s exercise price at the measurement date. Under APB 25, if the exercise price of the stock options is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company’s stock-based employee compensation plan is more fully discussed in Note 10.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 2 – Summary of Significant Accounting Policies (continued)

        Had the Company accounted for the plan under the fair value method allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	For Year Ended December 31,

	2003	2002	2001

Net income (loss), as reported	$ 37,435	$ (38,392)	$ (24,167)
Deduct: Total stock-based employee
compensation expense determined under the
minimum value method for all awards, net
of related tax effects	(3)	(55)	–
Add: Forfeitures of options to purchase	1	–	–

Pro forma net income (loss)	$ 37,433	$ (38,447)	$ (24,167)

Basic earnings per share, as reported	$ 37.44	$ (38.39)	$ (24.17)

Basic earnings per share, pro-forma	$ 37.36	$ (38.45)	$ (24.17)

Diluted earnings per share, as reported	$ 37.36	$ (38.39)	$ (24.17)

Diluted earnings per share, pro-forma	$ 37.36	$ (38.45)	$ (24.17)

        The fair value of the option grant during 2003 was estimated on the date of grant using an appraisal of the value of LVSI and its common stock. The fair value of the option grant was estimated to equal the option strike price on the date of grant. The estimated fair value of options granted and outstanding as of December 31, 2002 was $1 per share and was computed using the minimum valve method with the following weighted average assumptions: risk free interest rate of 3.84%; no expected dividend yields; and expected lives of 2 years.

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

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 2 – Summary of Significant Accounting Policies (continued)

        Casino Revenue and Promotional Allowances

        Casino revenue is the aggregate of gaming wins and losses. Effective in the first quarter of 2001, the Company adopted Emerging Issues Task Force Issue 00-22 (“EITF 00-22”). EITF 00-22 requires that cash discounts and other cash incentives related to gaming play be recorded as a reduction of gross casino revenues. In connection with the adoption of EITF 00-22 in the first quarter of 2001, the Company reclassified $6.1 million of such discounts in the 2000 financial statements. In addition, in accordance with industry practice, the retail value of accommodations, food and beverage, and other services furnished to hotel/casino guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated departmental cost of providing such promotional allowances is included primarily in casino operating expenses as follows (in thousands):

	Cost
	December 31,
	2003	2002	2001

Food and Beverage	$8,362	$8,171	$9,357
Rooms	8,545	5,614	6,996
Other	1,067	1,157	1,752

	$17,974	$14,942	$18,105

        The estimated retail value of such promotional allowances is included in operating revenues as follows (in thousands):

	Revenue
	December 31,
	2003	2002	2001

Food and Beverage	$13,712	$12,858	$14,749
Rooms	29,819	20,007	25,828
Other	1,325	1,343	2,017

	$44,856	$34,208	$42,594

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

        Hotel and Food and Beverage Revenues

        Hotel revenue recognition criteria are generally met at the time of occupancy. Food and beverage revenue recognition criteria are generally met at the time of service. Deposits for future hotel occupancy or food and beverage services contracts are recorded as deferred income until revenue recognition criteria are met. Cancellation fees for hotel and food and beverage services are recognized upon cancellation by the customer as defined by a written contract entered into with the customer.

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

Income Taxes

        LVSI has elected to be taxed as an S Corporation and its wholly owned subsidiaries are either limited liability companies or S Corporations, each of which is a tax pass-through entity for federal income tax purposes. Nevada does not levy a corporate income tax and the Company has an income tax holiday in Macau through 2007. Accordingly, no provision for federal, state, or foreign income taxes is included in the statement of operations. The Company’s debt instruments provides for dividends to be paid to stockholders to pay income taxes associated with taxable income of the Company attributable to each stockholder. During 2003, the Company declared and accrued $4.2 million of tax dividends.

Advertising Costs

        Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program. Direct-response advertising consists primarily of mailing costs associated with the direct-mail programs. Capitalized advertising costs, included in prepaid expense, were immaterial at December 31, 2003 and 2002. Advertising costs that were expensed during the year were $2.6 million, $3.6 million and $5.6 million in 2003, 2002 and 2001, respectively.

Concentrations of Credit Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of short-term investments and receivables. The short-term investments (including restricted cash equivalents) are placed with a high credit quality financial institution, which invests primarily in money market funds.

Accounting for Derivative Instruments and Hedging Activities

        In June 1998, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), entitled “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If specific conditions are met, a derivative may be specifically designated as a hedge of specific financial exposures. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and, if used in hedging activities, it depends on its effectiveness as a hedge. The Company adopted SFAS 133 on January 1, 2001.

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

Losses on Retirement of Indebtedness

        In April 2002, the Financial Accounting Standards Board issued Statement No. 145 (“SFAS 145”) “Rescission of FASB Statements Nos. 4, 44 and 64 and Amendment of FASB Statement No. 13.” SFAS 145 addresses the presentation for losses on early retirements of debt in the statement of operations. During 2002, the Company adopted SFAS 145 and has not presented losses on early retirements of debt as an extraordinary item. Additionally, during 2002 prior period extraordinary losses were reclassified to conform to this new presentation. Adoption of SFAS 145 had no impact on the Company’s financial condition or cash flows.

Reclassifications

        The consolidated financial statements and footnotes for prior years reflect certain reclassifications to conform with the current year presentation, which have no effect on previously reported net income (loss).

Recent Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board issued Statement No. 143 (“SFAS 143”), “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002, and was adopted by the Company on January 1, 2003.

        In June 2002, the Financial Accounting Standard Board issued Statement No. 146 (“SFAS 146”) “Accounting for Costs Associated with Exit or Disposal Activities.” The provisions of SFAS 146 become effective for exit or disposal activities commenced subsequent to December 31, 2002. SFAS 146 was adopted by the Company on January 1, 2003.

        In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee, excluding those for guarantees among entities within a consolidated group. At December 31, 2003, the Company does not have any guarantees outside of its consolidated group.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 2 – Summary of Significant Accounting Policies (continued)

        In December 2002 the Financial Accounting Standards Board issued Statement No. 148 (“SFAS 148”) “Accounting for Stock-Based Compensation.” The provisions of SFAS 148 became effective on December 15, 2002. The Company has adopted the disclosure requirements of SFAS 148.

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

        The adoptions of SFAS 143, SFAS 146, SFAS 148 and FIN 45 and FIN 46 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

        In May 2003, the Financial Accounting Standards Board issued Statement No. 150 (“SFAS 150”) “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Company is considered a non-public entity, as defined by SFAS 150. Accordingly, for the Company, the provisions of SFAS 150 will become effective during the quarter ending March 31, 2004. Upon adoption of SFAS 150, the Company anticipates that the Series B Preferred Interest in Venetian will no longer be presented as “member’s interest” but rather will be reclassified as a liability and dividends will be classified as interest expenses.

        In December 2003, the FASB issued a revision to SFAS No. 132, “Employers’ Disclosure about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements No. 87, 88 and 106 and a revision of FASB Statement No. 132” (“SFAS 132R”). This statement requires additional disclosure in relation to the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods. The provisions of this statement are effective for financial statements with fiscal years ending after December 15, 2003. The interim period disclosures are effective for interim periods beginning after December 15, 2003. The Company adopted SFAS 132R in December 2003. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 4 – Restricted Cash and Cash Equivalents

        The Venetian Macau Senior Secured Notes issued on August 21, 2003 provided for a $120.0 million single draw. The Venetian Macau Senior Secured Notes proceeds of $117.1 million (net of financing fees and costs) were deposited into restricted accounts invested in cash or permitted investments and pledged to the holders of the Venetian Macau Senior Secured Notes. The December 31, 2003 restricted cash balance of $117.1 million will be used as required for the Macau Casino project costs under disbursement terms specified in the Venetian Macau Senior Secured Notes agreements.

        The senior secured credit facility that the Company entered into on June 4, 2002 (the “Senior Secured Credit Facility”) provided for a $250.0 million single draw senior secured term loan facility (the “Term B Facility”). Term B Facility proceeds of $185.0 million were deposited into restricted accounts invested in cash or permitted investments and pledged to a disbursement agent for the Senior Secured Credit Facility lenders. The $185.0 million was used as required for Phase IA Addition project costs under disbursement terms specified in the Senior Secured Credit Facility. The disbursement account was subject to a security interest in favor of the lenders under the Senior Secured Credit Facility. As of December 31, 2002 the Phase IA disbursement, account balance was $101.2 million all of which was expended during 2003 in connection with the completion of constructions of the Phase IA Addition.

        Pursuant to the terms of the Secured Mall Facility (Note 8), the Mall II Subsidiary is also required to maintain certain funds in escrow for debt service and property taxes. At December 31, 2003 and 2002, $2.4 million and $1.9 million, respectively was held by the lenders’ agent in escrow for these purposes. The amounts in escrow are classified as restricted cash in the accompanying financial statements.

Note 5 – Accounts Receivable

        Components of accounts receivable were as follows (thousands):

	December 31,

	2003	2002

Casino	$55,096	$59,633
Hotel	24,398	15,820
Other	3,160	3,904

	82,654	79,357
Less: allowance for doubtful accounts and discounts	(30,112)	(26,045)

	$52,542	$53,312

        The Company extends credit to approved casino customers following background checks and investigations of creditworthiness. At December 31, 2003, a substantial portion of the Company’s casino receivables were due from customers residing in foreign countries. Business or economic conditions, the legal enforceability of gaming debts, or other significant events in these countries could affect the collectibility of such receivables.

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

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 6 – Property and Equipment, Net

        Property and equipment includes costs incurred to construct the Casino Resort which amount is disputed in litigation (See – “Note 13 – Commitments and Contingencies”) and other new ventures and consist of the following (in thousands):

	For Year Ended December 31,
	2003	2002

Land and land improvements	$121,195	$113,428
Building and improvements	1,157,784	888,688
Equipment, furniture, fixtures and leasehold improvements	186,485	142,004
Construction in progress	167,235	197,882

	1,632,699	1,342,002
Less: accumulated depreciation and amortization	(200,523)	(150,174)

	$1,432,176	$1,191,828

        Construction in progress at December 31, 2003 consists of the following:

	For Year Ended December 31,
	2003	2002

Macau Casino	$85,956	$4,821
Phase IA	–	146,853
Phase II Resort	64,719	42,279
Other	16,560	3,929

	$167,235	$197,882

        The Casino Resort serves as collateral for various financing facilities (Note 8).

        During the years ended December 31, 2003, 2002 and 2001, the Company capitalized interest expense of $5.6 million, $2.6 million and $2.0 million, respectively.

Note 7 – Other Accrued Liabilities

        Other accrued liabilities consist of the following (in thousands):

	For Year Ended December 31,
	2003	2002

Customer deposits	$44,345	$35,216
Payroll and related	29,893	23,913
Taxes and licenses	6,639	7,718
Outstanding gaming chips and tokens	4,888	5,075
Accrued dividends payable	4,198	–
Other accruals	5,977	8,663

	$95,940	$80,585

        Customer deposits relate to Casino front money, hotel, and banquet advance payments and are all due within one year.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 8 – Long-Term Debt

        Long-term debt consists of the following (in thousands):

	For Year Ended December 31,
	2003	2002

Indebtedness of the Company and its Subsidiaries
other than the Mall II and Macau Subsidiaries:

11% Mortgage Notes, due June 15, 2010	$850,000	$850,000
Senior Secured Credit Facility - Term B	246,250	248,750
Senior Secured Credit Facility - Term A	48,333	–
FF&E Credit Facility	14,400	–

Indebtedness of the Mall II Subsidiary:

Secured Mall Facility	120,000	120,000

Indebtedness of the Macau Subsidiaries:

Venetian Macau Senior Secured Notes - Tranche A	75,000	–
Venetian Macau Senior Secured Notes - Tranche B	45,000	–
Venetian Intermediate Credit Facility	40,000	–

	1,438,983	1,218,750

Less: current maturities	(12,633)	(2,500)

Total long-term debt	$1,426,350	$1,216,250

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

\

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

        On December 27, 2002, the Company completed an exchange offer to exchange the Mortgage Notes for publicly traded mortgage notes with substantially the same terms.

Senior Secured Credit Facility

        The Senior Secured Credit Facility provides for a $250.0 million single draw senior secured term loan facility (the “Term B Facility”), a $50.0 million senior secured delayed draw facility (the “Term A Facility”) and a $75.0 million senior secured revolving facility (the “Revolving Facility”). The net proceeds from the Term A and Term B Facilities of $235.0 million were deposited into a disbursement account for the Phase IA Addition, invested in cash or permitted investments, pledged to a disbursement agent for the Senior Secured Credit Facility lenders and used as required for Phase IA Addition project costs under disbursement terms specified in the Senior Secured Credit Facility.

        The Term B Facility matures on June 4, 2008 and is subject to quarterly amortization payments in the amount of $625,000 from September 30, 2002 until September 30, 2007, followed by four equal quarterly amortization payments of $59.4 million until the maturity date. The Term A Facility was drawn in full on May 26, 2003, matures on June 4, 2007 and is subject to quarterly amortization payments commencing on December 31, 2003 in the amount of $1,666,667 for three quarters, $2,500,000 for the succeeding four quarters, $3,750,000 for the next four quarters and $5,000,000 for the final four quarters.

        The Revolving Facility matures on June 4, 2007 and has no interim amortization. No amounts had been drawn under the Revolving Facility as of December 31, 2003. However, as described below, LVSI has guaranteed borrowings under a $50 million credit facility of Venetian Venture Development Intermediate Limited, a wholly owned subsidiary of the Company (“Venetian Intermediate”), to fund construction and development costs of the Macau Casino. These guarantees will be supported by $50 million of letters of credit to be issued under the Revolving Facility of which $40.0 million had been issued as of December 31, 2003. In addition, LVSI will guarantee funding of certain cost overruns of the Macau Casino as further described in Note 13. The guaranty is supported by a $10 million letter of credit issued under the Revolving Facility during January 2004. As a result of the issuance of these letters of credit, the amount available for working capital loans under the Revolving Facility has decreased from the $35.0 million of availability as of December 31, 2003 to $15.0 million during January 2004.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 8 – Long-Term Debt (continued)

        All amounts outstanding under the Senior Secured Credit Facility bear interest at the option of the Company at the prime rate plus 2% per annum, or at the reserve adjusted Eurodollar rate plus 3% per annum. Since the substantial completion of the Phase IA Addition, the applicable margin for amounts outstanding under the Term A Facility and the Revolving Facility is determined by a grid based upon a leverage ratio. The leverage ratio is calculated as the ratio of consolidated total debt as of the last day of each fiscal quarter to EBITDA (as defined in the Senior Secured Credit Facility) for the four-fiscal quarter period ending on such date. Commitment fees equal to 0.50% per annum of the daily average unused portion of the commitment under the Revolving Facility are payable quarterly in arrears. The average interest rate for the Senior Secured Credit Facility was 4.2% during the twelve months ended December 31, 2003.

        The Senior Secured Credit Facility is secured by a first priority lien on certain assets of the Company (the personal property and the real estate improvements that comprise the hotel, the casino, and the convention space, with certain exceptions). The Senior Secured Credit Facility contains affirmative, negative and financial covenants including limitations on indebtedness, liens, investments, guarantees, restricted junior payments, mergers and acquisitions, sales of assets, leases, transactions with affiliates and scope-changes and modifications to material contracts. Additionally, the Company is required to comply with certain financial ratios and other financial covenants including total debt to EBITDA ratios, EBITDA to interest coverage ratios, minimum net worth covenants and maximum capital expenditure limitations. At December 31, 2003, the Company was in compliance with all required covenants and ratios under the Senior Secured Credit Facility.

        Pursuant to the terms of the Senior Secured Credit Facility, the Company is also required to maintain certain funds in escrow for insurance and property taxes. At December 31, 2003, $2.1 million was held by the lenders’ agent in escrow for these purposes. The amounts in escrow are classified as restricted cash in the accompanying financial statements.

FF&E Financing

        In September 2003, the Company and a lender entered into a credit facility (the “FF&E Credit Facility”) to provide $15.0 million of financing for the Phase IA Addition. The proceeds from the FF&E Credit Facility were used to finance certain furniture, fixtures and equipment (the “Specified FF&E”) for the Phase IA Addition and the facility is secured by the specified FF&E. The FF&E Credit Facility provides for a 60-month basic term loan. Interest on the term loan is three month LIBOR plus 3.00% and is payable quarterly. The FF&E Credit Facility is subject to nineteen quarterly amortization payments of $600,000 beginning January 1, 2004, and one final payment of $3,600,000 on October 1, 2008. The average interest rate for the FF&E Credit Facility was 4.2% during the period the Facility was outstanding during 2003.

Secured Mall Facility

        In June 2002, the Company also entered into an agreement (the “Secured Mall Facility”) with certain lenders to provide for a $105.0 million loan (subsequently increased to $120.0 million on June 28, 2002) to the Mall II Subsidiary. The initial $105.0 million of proceeds (net of financing costs) from the Secured Mall Facility, along with the proceeds of a $37.9 million capital contribution in Mall II Subsidiary by Venetian, were used to repay the Mall Take-out Financing and costs previously owed by the Mall Subsidiary. Upon the consummation of the Refinancing Transactions, the assets of the Mall were transferred to the Mall II Subsidiary, the borrower under the Secured Mall Facility. The additional $15.0 million of proceeds (net of financing costs) were distributed to Venetian and used for general corporate purposes. The indebtedness under the Secured Mall Facility is secured by a first priority lien on the assets that comprise the Mall (the “Mall Assets”). The average interest rate for the Secured Mall Facility was 3.1% during the twelve month ended December 31, 2003.

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

        The Company is required to maintain an interest rate cap agreement to limit the impact of increases in interest rates on its floating rate debt derived from the Secured Mall Facility. To meet the requirements of the Secured Mall Facility, the Company entered into a cap agreement during June 2002 (the “Mall Cap Agreement”) that resulted in a premium payment to counterparties based upon notional principal amounts for a term equal to the term of the Secured Mall Facility. The provisions of the Mall Cap Agreement entitle the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rates stated in such agreement. There was no net effect on interest expense as a result of the Mall Cap Agreement for the twelve months ended December 31, 2003. The notional amount of the Mall Cap Agreement (which expires on June 28, 2005) at December 31, 2003 was $120.0 million.

Venetian Intermediate Credit Facility

        As further described in Note 6, Venetian Macau is currently constructing the Macau Casino, which it expects to complete by June 2004. On March 27, 2003, Venetian Intermediate entered into a credit agreement (“Venetian Intermediate Credit Agreement”) with a lender to provide $50.0 million of financing for the Macau Casino. Venetian Intermediate owns 100% of Venetian Macau. The obligations under the loans to be made under the Venetian Intermediate Credit Agreement are guaranteed by the Company and Venetian and supported by letters of credit to be issued under the Revolving Facility in favor of the Venetian Intermediate Credit Agreement lenders. As a result of the issuance of the letters of credit, the amounts available for working capital loans under the Revolving Facility have been reduced on a dollar for dollar basis. The amounts outstanding under the Venetian Intermediate Credit Facility bear interest at the base rate or the adjusted Eurodollar rate plus 0.5% per annum. Interest is payable on the base rate loans on a quarterly basis and is payable on Eurodollar loans at the end of the applicable interest period, and there is no scheduled principal amortization. The credit facility is due in full on March 27, 2006. As of December 31, 2003, $40.0 million was outstanding under the Venetian Intermediate Credit Agreement and was supported by $40.0 million of letters of credit issued under the Revolving Facility. The average interest rate during 2003 was $1.7%.

Venetian Macau Senior Secured Notes

        On August 21, 2003, a wholly owned subsidiary of Venetian Macau, Venetian Macau Finance Company issued $120.0 million in aggregate principal amount of floating rate senior secured notes due August 2008 (the “Venetian Macau Senior Secured Notes”). The Venetian Macau Senior Secured Notes issued by Venetian Macau Finance Company are guaranteed by Venetian Macau. All assets of Venetian Macau and its subsidiaries secure the Venetian Macau Senior Secured Notes and the guarantee and restrictions have been placed on the payment of dividends to LVSI from Venetian Macau and its subsidiaries. As a result of the restrictions, approximately $117.9 in net assets for the Venetian Macau at December 31, 2003 are not available at the parent level and are considered to be restricted net assets of subsidiaries at such date.

        $75.0 million in aggregate principal amount of the Venetian Macau Senior Secured Notes bear interest at the rate of three month U.S. dollar LIBOR plus 3.25%, payable quarterly (“Tranche A Notes”), and $45 million in aggregate principal amount of the Venetian Macau Senior Secured Notes bear interest at the rate of three month U.S. dollar LIBOR plus 4.00%, payable quarterly (“Tranche B Notes”). The Tranche A Notes have a mandatory redemption of $7.5 million on August 21, 2005, $11.2 million on August 21, 2006, $18.8 million on August 21, 2007 and $37.5 million on August 21, 2008. The Tranche B Notes have no interim amortization and are due in full on August 21, 2008. The average interest rate on the Venetian Macau Senior Secured Notes during 2003 was 4.8%.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 8 – Long-Term Debt (continued)

Macau Revolver

        On December 18, 2003, Venetian Macau and Venetian Macau Finance Company entered into a $20.0 million revolving credit facility (“Macau Revolver”) with a group of lenders. The Macau Revolver is secured on a pari passu basis with the same collateral as the Venetian Macau Senior Secured Notes. The Macau Revolver matures December 18, 2006 and bears interest at Libor plus 3.75%. No amounts have been drawn under the Macau Revolver.

        Scheduled Maturities of Long-Term Debt

        Scheduled maturities of long-term debt outstanding at December 31, 2003 are summarized as follows (in thousands):

2004	$12,633
2005	144,900
2006	73,650
2007	151,150
2008	206,650
Thereafter	850,000

$1,438,983

        Fair Value

        Estimated fair values of the Company’s debt and related financial instruments are as follows (in thousands):

	For Year Ended December 31,
	2003		2002
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
11% Mortgage Notes	$850,000	$986,000	$850,000	$890,375
Senior Secured Credit Facility - Term A	48,333	48,333	–	–
Senior Secured Credit Facility - Term B	246,250	246,250	248,750	248,750
Secured Mall Facility	120,000	120,000	120,000	120,000
FF&E Credit Facility	14,400	14,400	–	–
Venetian Macau Senior Secured Notes	120,000	120,000	–	–
Venetian Intermediate Credit Facility	40,000	40,000	–	–
Cap and Floor Agreement	–	–	887	887
Cap Agreement	(1)	(1)	(74)	(74)

        The fair values of the Mortgage Notes are based on quoted market prices. The fair values of other indebtedness and the FF&E Credit Facility approximate their respective carrying amounts based on the variable nature of these facilities. The fair value of the Cap Agreement is based upon quotes from brokers.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 9 – Redeemable Preferred Interest in Venetian Casino Resort, LLC

        During 1997, Interface Holding contributed $77.1 million in cash to Venetian in exchange for a Series A preferred interest (the “Series A Preferred Interest”) in Venetian. By its terms, the Series A Preferred Interest was convertible at any time into a Series B preferred interest in Venetian (the “Series B Preferred Interest”). In August 1998, the Series A Preferred Interest was converted into the Series B Preferred Interest. The rights of the Series B Preferred Interest include the accrual of a preferred return of 12% from the date of contribution in respect of the Series A Preferred Interest. Until the indebtedness under the Senior Secured Credit Facility is repaid and cash payments are permitted under the restricted payment covenants of the Indenture relating to the Mortgage Notes, the preferred return on the Series B Preferred Interest will accrue but will not be paid in cash. Commencing on June 30, 2011, distributions must be made to the extent of the positive capital account of the holder. During the second and third quarters of 1999, Interface Holding contributed $37.3 million and $7.1 million, respectively, in cash in exchange for an additional Series B Preferred Interest. During the years ended December 31, 2003, 2002 and 2001, $26.2 million, $23.3 million and $20.8 million, respectively, were accrued on the Series B Preferred Interest related to the contributions made. There were no distributions of preferred interest or preferred return paid during 2003, 2002 or 2001.

Note 10 –Stockholders’ Equity and Per Share Data

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

        During the first quarter of 2002, the Company entered into a stockholders’ agreement (the “Stockholders’ Agreement”) with the employees to whom options were granted (the “Additional Stockholders”) and the Principal Stockholder. The Stockholders’ Agreement restricts the ability of the Additional Stockholders and any of their permitted transferees, who have agreed to be bound by the terms and conditions of the agreement to sell, assign, pledge, encumber or otherwise dispose of any shares of common stock of LVSI, except in accordance with the provisions of the Stockholders’ Agreement. If at any time before LVSI completes an initial public offering, the Principal Stockholder wishes to sell 20% or more of his ownership interest in LVSI to any third party transferee, each Additional Stockholder shall have the right to participate in such sale on the same terms as those offered to the Principal Stockholder. The Additional Stockholders also have certain piggyback registration rights. Finally, if at any time prior to the completion by LVSI of an initial public offering LVSI wishes to issue any new securities, the Additional Stockholders will have the right to purchase that number of shares of LVSI common stock, at the proposed purchase price of the new securities, such that the Additional Stockholders’ percentage ownership of LVSI would remain the same following such issuance.

        As of December 31, 2003, there were unexercised options to purchase 2,000 shares of the Company’s common stock. During the year ended December 31, 2003 options to purchase 5,000 shares of common stock were exercised and 1,000 options to purchase common stock were forfeited.

        The Company’s stock option plan is administered by the Board of Directors. Salaried officers, directors, and other key employees of the Company and its subsidiaries are eligible to receive options. The options have 10-year terms.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 10 –Stockholders’ Equity and Per Share Data (continued)

        There were no options granted prior to January 1, 2002. A summary of the status of the Company’s stock option plan for the years ended December 31, 2003 and 2002 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Life (Years)
Outstanding, December 31, 2001	–	$–	–
Granted	55,400	271.00	–
Exercised	(49,900)	271.00	–
Forfeited	–	–	–

Outstanding and exercisable, December 31, 2002	5,500	271.00	9.6

Granted	2,500	271.00	–
Exercised	(5,000)	271.00	–
Forfeited	(1,000)	271.00	–

Outstanding and exercisable, December 31, 2003	2,000	$271.00	8.6

Note 11 – Employee Savings Plan

        Participation in the Venetian Casino Resort, LLC 401 (k) employee savings plan is available for all full time employees. The savings plan allows participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. Venetian matches 150% of the first $390 of employee contributions and 50% of employee contributions in excess of $390 up to a maximum of 3% of participating employee’s eligible gross wages. For the year ended December 31, 2003, 2002 and 2001, contributions accrued under the savings plan were $2.1 million, $2.1 million and $2.0 million, respectively.

Note 12 – Related Party Transactions

        The Principal Stockholder is a partner in four entities that operate restaurants in the Casino Resort. The terms and conditions of the leases granted by the Company for such restaurants are at amounts which management believes would be no less favorable than those negotiated with independent third parties. Valentino Las Vegas LLC and Night Market, LLC paid Venetian $1.1 million, $1.0 million and $1.0 million, and Postrio Las Vegas LLC and Carnevale Coffee Bar LLC paid the Mall Subsidiary $1.0 million, $1.1 million and $1.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. The Casino Resort purchased the lease interest and assets of Carnevale Coffee Bar LLC during 2003 for $3.1 million, payable $625,000 during 2003 and $250,000 annually over ten years, beginning in 2004 through September 1, 2013.

        During 2001, the Principal Stockholder guaranteed a $2.9 million bank loan made to architects of the Phase II Subsidiary to secure a trade payable owed to the architects by the Phase II Subsidiary. The loan was repaid during 2002 and the guarantee was released.

        During November 1999, the Principal Stockholder purchased idle construction equipment from the Company (tower cranes) for $2.0 million, the cost basis of the equipment, which was its estimated fair value at the time of purchase. During 2003 the Company repurchased the tower cranes for $0.8 million and paid the Principal Stockholder $1.2 million of rent for the tower cranes for use during the Phase IA Addition construction period.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 12 – Related Party Transactions (continued)

        In 2003, LVSI received from, and rendered to, Interface and its affiliates certain administrative and other services such as travel. Any such services were provided at amounts which management believes would be no less favorable than those negotiated with independent third parties. The Company paid certain affiliates $7.4 million, $3.7 million, and $1.1 million for these services during 2003, 2002 and 2001, respectively.

        Interface provides audio visual, telecommunications, electrical, janitorial and other related services to group customers of the Casino Resort. These services are provided pursuant to a contract that provides for an equal sharing of revenues after direct operating expenses. The Company received $2.7 million, $2.6 million, and $2.5 million pursuant to this contract during 2003, 2002 and 2001, respectively. The relationship between the Phase IA Addition meeting space and the Expo Center will be governed by the Cooperation Agreement, a preferred reservation system agreement, and a meeting services agreement with Interface.

        The Company, the New Mall Subsidiary, the Phase II Subsidiary and Interface are parties to an Amended and Restated Reciprocal Easement, Use and Operating Agreement (the “Cooperation Agreement”) which, among other things, provides for the integrated operation of all the facilities and addresses, encroachments, joint marketing and the sharing of certain facilities and costs related thereto.

        In conjunction with the Phase II Subsidiary Credit Facility on October 19, 2001, the Phase II Subsidiary leased the Phase II Land to Venetian for five years at an annual rent of $8.0 million, which amounts eliminate in consolidation. The lease was terminated on June 4, 2002 and the accrued rent was forgiven. Prior to October 2001, Interface leased parking spaces on the Phase II Land from the Phase II Subsidiary for rent of $5,000 per month.

        In 2002, Venetian entered into a long-term lease, at nominal rent, with the Phase II Subsidiary for the lease of the airspace in which the meeting and conference space for the Phase IA Addition is being constructed. The airspace was designated as a separate legal parcel and conveyed to the Venetian from the Phase II Subsidiary for nominal consideration in August 2002, which amounts eliminate in consolidation. The lease terminated as a result of such transfer.

Note 13 –Commitments and Contingencies

        Energy Services Agreements

        During 1997, Venetian and the Mall Subsidiary entered into separate energy service agreements with a heating and air conditioning (“HVAC”) provider (the “HVAC Provider”). Under the terms of the energy services agreement and other separate energy services agreements, HVAC energy and services will be purchased by Venetian, the New Mall Subsidiary, its mall tenants and Interface over initial terms expiring in 2009 with an option to collectively extend the terms of their agreements for two consecutive five-year periods.

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

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 13 –Commitments and Contingencies (continued)

        As of December 31, 2003, Venetian and the New Mall Subsidiary were obligated under the energy services agreements to make future minimum payments as follows (in thousands):

Years Ending December 31,
2004	$7,657
2005	7,657
2006	7,657
2007	7,657
2008	7,657
Thereafter	3,828

Total minimum payments	$42,113

        Expenses incurred under the energy services agreements were $7.7 million, $5.6 million and $6.2 million ($7.657 million less leasee reimbursements) for the years ended December 31, 2003, 2002 and 2001, respectively. The New Mall Subsidiary is responsible for 19% of energy services rental payments and these amounts exclude payments by IGN.

        Operating Lease Agreements

        Expenses incurred under short-term, variable rate operating lease agreements totaled $1.7 million, $1.7 million and $1.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 13 –Commitments and Contingencies (continued)

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

        On June 3, 2003, an approximate 10-month trial was concluded in the State Court Action when a jury returned a verdict, which the Construction Manager contends approximately $44.0 million in additional costs under the Construction Management Contract and awarding the Company approximately $2.0 million in damages for defective and incomplete work performed by the Construction Manager. The verdict also allows each party to seek pre-judgment interest and reimbursement of attorney’s costs. The judge in the State Court Action arguably entered judgment on the verdict on December 24, 2003. The Company has appealed the entering of the judgment, requesting a stay of the verdict until the conclusion of the Arbitration Proceedings, which proceedings the Company contends must be considered in determination of any final award between the parties. The Company believes that results of the Arbitration Proceedings will result in the lowering of the verdict that was awarded to Construction Manager in the State Court Action and will provide a basis to increase the amount that was awarded to the Company.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 13 –Commitments and Contingencies (continued)

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

        Notwithstanding the entry of judgment in the State Court Action, the Company has continued to pursue certain claims in the Arbitration Proceedings to determine, among other things, the impact of certain changes which determination by the arbitrator the Company believes may provide a basis for reducing the amount awarded to the Construction Manager in the State Court Action and raising the amount of the verdict for the Company or otherwise establishing a basis for claims for the Company against the Construction Manager. The Company also intends to pursue additional affirmative claims in the Federal Court Action and in other proceedings that were not resolved by the verdict in the State Court Action. Because of the magnitude of remaining open items in the Arbitration Proceedings, which the Company believes must be considered in any ultimate award between the parties the Company is not able to determine with any reasonable certainty the value of such claims or the probability of success on such claims at this time. Accordingly, no accrual for a liability has been reflected in the accompanying financial statements for this matter, other than approximately $7.2 million which the Company had previously accrued in 1999 for unpaid construction costs and which have not yet been paid pending outcome of the litigation.

        Based on the recent judgment in the State Court Action and the remaining open items in the Arbitration Proceedings, the Company estimates that its range of loss in this matter is from none (or a gain if all remaining matters are determined in the Company’s favor and considering the existing accrual of approximately $7.2 million for unpaid construction costs) to approximately $28 million if the Company were to lose all remaining arbitration matters and related pending actions and appeals that counsel has advised are possible of loss, and which are not already included in the State Court Action.  Such range of loss is before attorney costs and interest, which have not yet been considered by the State Court and the total amounts of which cannot currently be quantified.  While the range of loss is possibly as high as $70.0 million, (the original verdict of $42.0 million plus the above referenced arbitration matters) plus attorney’s fees and interest, the Insurance Policy is available to provide coverage of amounts, together with any other in excess of $45.0 million. At this time, no amount within the range of loss can be reasonably determined as an estimated loss.  It is possible that the Arbitration Proceedings will conclude (or interim decisions rendered) in the near future, at which time an estimate of loss could be determined.  Such loss could be material to the Company’s results of operations in the period that the estimate is recorded.

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

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 13 –Commitments and Contingencies (continued)

        Under the subconcession agreement, Venetian Macau is obligated to develop and open the Macau Venetian Casino Resort by June 2006 and invest, or cause to be invested, at least 4.4 billion patacas (approximately $535.6 million at exchange rates in effect on December 31, 2003) in various development projects in Macau by June 2009. The construction and development costs of the Macau Casino will be applied to the fulfillment of this total investment obligation to the Macau government. The Company currently estimates the total cost of constructing, developing and operating the Macau Casino, including design costs, construction costs, equipment costs, working capital and pre-opening expenses, will be approximately $257.9 million, all of which qualifies to meet the investment obligation to the Macau government. Assuming that all of the current estimated construction and development costs of the Macau Casino are applied towards fulfilling the investment obligations under the subconcession agreement, remaining investment obligations under the subconcession agreement will be approximately $277.7 million. It is expected that the construction and development costs of the Macau Venetian Casino Resort will satisfy the remainder of this obligation. To support this obligation, a Macau bank and a subsidiary of the Company, Lido Casino Resort Holding Company, LLC, have guaranteed 500 million patacas (approximately $60.9 million at exchange rates in effect on December 31, 2003) of Venetian Macau’s legal and contractual liabilities to the Macau government until March 31, 2007. These development and investment obligations may be satisfied by Venetian Macau and/or its affiliates, including the Company.

        As of December 31, 2003, approximately $70.5 million of these costs relating to the Macau Casino had been expended. The Company anticipates funding the remaining estimated costs of construction from a combination of the following sources:

•	operating cash flow of the Company (although the Senior Secured Credit Facility and the Indenture for the Mortgage Notes limit the Company’s ability to make investments in the Macau projects); as of December 31, 2003 the Company had the ability to invest approximately $41.0 million in unrestricted subsidiaries (including the Macau Subsidiaries);

•	borrowings of $50.0 million under the Venetian Intermediate Credit Agreement (See Note 8 – Venetian Intermediate Credit Facility). As of December 31, 2003, $40.0 million had been borrowed under this facility;

•	net proceeds from the issuance and sale of $120 million in aggregate principal amount of the Venetian Macau Senior Secured Notes. The Venetian Macau Senior Secured Notes were issued by a wholly owned subsidiary of Venetian Macau and guaranteed by Venetian Macau on August 21, 2003. The Venetian Macau Senior Secured Notes and the guarantee are secured by all assets of Venetian Macau and its subsidiaries, subject to certain exceptions;

•	borrowings under the $20.0 million revolving credit facility entered into by Venetian Macau and the issuer of the Venetian Macau Senior Secured Notes with a group of lenders (the “Macau Revolver”). The Macau Revolver is secured on a pari passu basis with the same collateral as the Venetian Macau Senior Secured Notes. The facility matures in 2006. The entire amount outstanding under this facility bears interest at LIBOR or at a base rate, in each case plus 3.75%;

•	a completion guaranty issued by LVSI and Venetian, guaranteeing payment of certain costs of the Macau Casino in excess of available funds (the “Completion Guaranty”). The Completion Guaranty is supported by a $10.0 million letter of credit issued in January 2004 under the Company’s Senior Secured Credit Facility (See Note 8 – Senior Secured Credit Facility). The remainder of the Completion Guaranty is expected to be funded by borrowings of up to $15.0 million under the Macau Revolver;

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 13 –Commitments and Contingencies (continued)

•	borrowings under proposed furnishings, fixtures & equipment facilities and vendor financings which the Company expects to be able to enter into in the aggregate principal amount of $25.0 million (the “FF&E Facilities”) to finance certain equipment and other assets of the Macau Casino. If Venetian Macau is unable to obtain the FF&E Facilities or vendor financing, LVSI, Venetian or another of their subsidiaries have agreed to either:

–	purchase, or cause to be purchased assets with a cost of up to $25.0 million and enter into lease or other arrangements with Venetian Macau or

–	otherwise assist Venetian Macau in securing such facilities, including by issuing guarantees in connection with any such facilities or otherwise lending such amounts to Venetian Macau for purposes of securing such equipment in each case, to the extent permitted under the Senior Secured Credit Facility and the Indenture for the Mortgage Notes.

        The Company expects the funds provided by these sources to be sufficient to construct, develop, and operate the Macau Casino, assuming there are no significant delay costs or construction cost overruns. If Venetian Macau incurs significant cost overruns, it may need to arrange for additional financing to pay for these costs. If it requires additional financing, the Company or its affiliates may incur additional bank borrowings or debt or equity financing. However, no assurance can be given that such funds will be available or that such funds will be on terms that will be favorable to the Company. In addition, the construction and development of the Macau Venetian Casino Resort will require significant additional debt and/or equity financing.

        During 2003, Venetian Macau entered into a 25-year land lease agreement with the Macau government for the land on which the Macau Casino is being constructed. As of December 31, 2003 Venetian Macau was obligated under its leases to make future payments as follows (in thousands):

2004	$6,191
2005	6,144
2006	3,218
2007	401
2008	250
Thereafter	3,072

$19,276

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 13 –Commitments and Contingencies (continued)

        Other Ventures and Commitments

        During 2003, the Company entered into three lease termination and asset purchase agreements with Mall tenants. The first agreement provided for payments by the Company to a tenant of $800,000 during 2003, with 27 additional annual payments of $400,000, thereafter. The second agreement provided for an initial deposit of $5.0 million which was paid by the Company during May 2003 and 15 subsequent monthly payments totaling $10.0 million beginning January 2004 plus interest at 6% per annum. The lease termination and asset transfer is expected to be completed during April 2004. The subsequent monthly payments will commence beginning January 2004. The third agreement and asset purchase agreement provided for an initial payment of $500,000 during 2003 and subsequent quarterly payments of $62,500 for ten years. In each case, the Company has obtained title to leasehold improvements and other fixed assets, which were originally purchased by the Mall tenants, and which have been recorded at estimated fair market value, which approximated the discounted present value of the Company’s obligation to the former tenants. The Company is negotiating with other potential tenants for the spaces to be vacated under the above-described agreements.

        The Company entered into a joint venture to develop a new restaurant in the Casino Resort and invested $7.4 million of capital into the joint venture, which amount includes $2.0 million of tenant allowances. The investment was funded during the fourth quarter of 2003 and the first quarter of 2004 through available cash flow provided by operating activities of the Casino Resort. As of December 31, 2003 the joint venture had no operating activities.

Note 14 – Minimum Lease Income

        The Company has entered into a number of operating leases in relation to the New Mall Subsidiary and various retail and food and beverage outlets in the Casino Resort, which range in length from 5 to 20 years. The future minimum lease income under these leases (of which approximately 90% is attributable to the New Mall Subsidiary) consisted of the following at December 31, 2003 (in thousands):

2004	$23,310
2005	22,461
2006	20,502
2007	19,893
2008	19,044
Thereafter	38,012

Total	$143,222

        Most of the leases include provisions for reimbursements of other charges including real estate taxes, utilities and other operating costs. Total reimbursements amounted to $11.5 million, $11.8 million and $11.4 million in 2003, 2002 and 2001, respectively.

        A predecessor to the New Mall Subsidiary has entered into an agreement with Forest City Enterprises (the “Mall Manager”), a subsidiary of Forest City Ratner Enterprises, a leading developer and manager of retail and commercial real estate developments, whereby the Mall Manager manages the Mall and supervises and assists in the creation of an advertising and promotional program and a marketing plan for the Mall. The Mall Manager is also responsible for, among other things, preparation of a detailed plan for the routine operation of the Mall, collection and deposit procedures for rents and other tenant charges, supervision of maintenance and repairs and, on an annual basis, preparation of a detailed budget (including any anticipated extraordinary expenses and capital expenditures) for the Mall. The term of the management contract is five years from June 19, 1999, the date the Mall opened to the public. The Mall Manager receives a management fee of 2% of all gross rents received from the operation of the Mall with a minimum fee of $600,000 per year. For the years ended December 31, 2003, 2002 and 2001, management fees paid to the Mall Manager were $600,000, $525,000 and $450,000, respectively.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 15 – Condensed Financial Information

        LVSI and Venetian are co-obligors of the Mortgage Notes and the indebtedness under the Senior Secured Credit Facility and are jointly and severally liable for such indebtedness. Venetian, Mall Intermediate, Mall Construction, Lido Intermediate, Venetian Venture, Venetian Athens, Venetian Marketing and Venetian Operating (collectively, the “Subsidiary Guarantors”) are subsidiaries of LVSI, all of the capital stock of which is owned by LVSI and Venetian. The Subsidiary Guarantors have jointly and severally guaranteed (and Venetian is a co-obligors of) such debt on a full and unconditional basis. The Mall is owned by the Mall II Subsidiary, a non-guarantor subsidiary which is the borrower under the Secured Mall Facility.

        Separate financial statements and other disclosures concerning each of Venetian and the Subsidiary Guarantors are not presented below because management believes that they are not material to investors. In accordance with Rule 3-10 of Regulation S-X of the Securities and Exchange commission, condensed consolidating financial information of LVSI, Venetian, the Subsidiary Guarantors and the non-guarantor subsidiaries on a combined basis as of December 31, 2003 and December 31, 2002, and for each of the three years in for the period ended December 31, 2003, is as follows (in thousands):

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 15 - Summarized Financial Information (continued)

CONDENSED BALANCE SHEETS
December 31, 2003

			Other	Other Non-	Consolidating/
	Las Vegas	Venetian Casino	Guarantor	Guarantor	Eliminating
	Sands, Inc.	Resort LLC	Subsidiaries	Subsidiaries	Entries	Total

Cash and cash equivalents	$73,049	$29,549	$5	$39,757	$–	$142,360
Restricted cash and cash equivalents	–	2,121	–	34,237	–	36,358
Intercompany receivable	–	48,016	–	–	(48,016)	–
Accounts receivable, net	28,772	22,592	–	1,178	–	52,542
Inventories	–	6,093	–	–	–	6,093
Prepaid expenses	687	1,886	–	889	–	3,462

Total current assets	102,508	110,257	5	76,061	(48,016)	240,815

Property and equipment, net	4,687	1,101,726	–	325,763	–	1,432,176
Investment in subsidiaries	1,078,595	152,494	–	–	(1,231,089)	–
Deferred offering costs, net	–	30,513	–	7,976	–	38,489
Restricted cash and cash equivalents	–	–	–	86,144	–	86,144
Other assets, net	3,922	18,894	–	11,454	–	34,270

	$1,189,712	$1,413,884	$5	$507,398	$(1,279,105)	$1,831,894

Accounts payable	$2,076	$11,778	$–	$1,137	$–	$14,991
Construction payables	–	10,330	–	31,825	–	42,155
Construction payables-contested	–	7,232	–	–	–	7,232
Intercompany payables	16,526	–	–	31,490	(48,016)	–
Accrued interest payable	–	3,896	–	913	–	4,809
Other accrued liabilities	29,116	63,341	–	3,483	–	95,940
Current maturities of long-term debt (1)	12,633	12,633	–	–	(12,633)	12,633

Total current liabilities	60,351	109,210	–	68,848	(60,649)	177,760

Other long-term liabilities	–	883	–	5,562	–	6,445
Long-term debt (1)	1,146,350	1,146,350	–	280,000	(1,146,350)	1,426,350

	1,206,701	1,256,443	–	354,410	(1,206,999)	1,610,555

Redeemable Preferred Interest in Venetian	–	238,328	–	–	–	238,328

Stockholders' equity (deficit)	(16,989)	(80,887)	5	152,988	(72,106)	(16,989)

	$1,189,712	$1,413,884	$5	$507,398	$(1,279,105)	$1,831,894

(1)     As more fully described in Note 8 – Long-Term Debt, LVSI and Venetian are co-obligors of certain of the Company’s indebtedness. Accordingly, such indebtedness has been presented as an obligation of both entities in the above balance sheets.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 15 — Summarized Financial Information (continued)

CONDENSED BALANCE SHEETS
December 31, 2002

		Venetian	Other	Other Non-	Consolidating/
	Las Vegas	Casino	Guarantor	Guarantor	Eliminating
	Sands, Inc.	Resort LLC	Subsidiaries	Subsidiaries	Entries	Total

Cash and cash equivalents	$46,746	$9,973	$6	$37,017	$–	$93,742
Restricted cash and cash equivalents	–	19,936	–	1,944	–	21,880
Intercompany receivable	686	529	–	–	(1,215)	–
Accounts receivable, net	37,853	13,953	–	1,506	–	53,312
Inventories	–	5,070	–	–	–	5,070
Prepaid expenses	562	3,863	–	579	–	5,004

Total current assets	85,847	53,324	6	41,046	(1,215)	179,008

Property and equipment, net	4,722	967,442	–	219,664	–	1,191,828
Investment in subsidiaries	981,077	140,165	–	–	(1,121,242)	–
Deferred offering costs, net	–	35,351	–	2,664	–	38,015
Restricted cash	–	83,370	–	–	–	83,370
Other assets, net	4,115	17,195	–	3,150	–	24,460

	$1,075,761	$1,296,847	$6	$266,524	$(1,122,457)	$1,516,681

Accounts payable	$1,655	$9,804	$–	$742	$–	$12,201
Construction payables	–	27,332	–	2,395	–	29,727
Construction payables-contested	–	7,232	–	–	–	7,232
Intercompany payables	–	–	–	1,215	(1,215)	–
Accrued interest payable	–	4,156	–	180	–	4,336
Other accrued liabilities	24,739	54,182	–	1,664	–	80,585
Current maturities of long-term debt (1)	2,500	2,500	–	–	(2,500)	2,500

Total current liabilities	28,894	105,206	–	6,196	(3,715)	136,581

Other long-term liabilities	–	1,122	–	–	–	1,122
Long-term debt (1)	1,096,250	1,096,250	–	120,000	(1,096,250)	1,216,250

	1,125,144	1,202,578	–	126,196	(1,099,965)	1,353,953

Redeemable Preferred Interest in Venetian	–	212,111	–	–	–	212,111

Stockholders' equity (deficit)	(49,383)	(117,842)	6	140,328	(22,492)	(49,383)

	$1,075,761	$1,296,847	$6	$266,524	$(1,122,457)	$1,516,681

(1)     As more fully described in Note 8 – Long-Term Debt, LVSI and Venetian are co-obligors of certain of the Company’s indebtedness. Accordingly, such indebtedness has been presented as an obligation of both entities in the above balance sheets.

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 15 — Summarized Financial Information (continued)

CONDENSED STATEMENT OF OPERATIONS
For the year ended December 31, 2003

		Venetian	Other	Other Non-	Consolidating/
	Las Vegas	Casino Resort	Guarantor	Guarantor	Eliminating
	Sands, Inc.	Other LLC	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$272,804	$–	$–	$–	$–	$272,804
Rooms	–	251,397	–	–	–	251,397
Food and beverage	–	82,882	–	–	–	82,882
Casino rental revenues from LVSI	–	100,962	–	–	(100,962)	–
Retail and other	970	38,897	–	40,521	(1,146)	79,242

Total revenues	273,774	474,138	–	40,521	(102,108)	686,325
Less promotional allowances	–	(4,897)	–	–	(39,959)	(44,856)

Net revenues	273,774	469,241	–	40,521	(142,067)	641,469

Operating expenses:
Casino	253,237	–	–	–	(124,898)	128,339
Rooms	–	72,037	–	–	(7,218)	64,819
Food and beverage	–	49,091	–	–	(8,294)	40,797
Retail and other	–	20,335	–	14,227	(1,094)	33,468
Provision for doubtful accounts	7,724	473	–	(113)	–	8,084
General and administrative	4,499	101,645	1	1,941	(563)	107,523
Corporate expense	5,963	4,951	–	–	–	10,914
Rental expense	738	6,833	–	2,557	–	10,128
Pre-opening and developmental expense	–	1,125	–	9,400	–	10,525
Depreciation and amortization	1,905	43,558	–	5,374	–	50,837

	274,066	300,048	1	33,386	(142,067)	465,434

Operating income (loss)	(292)	169,193	(1)	7,135	–	176,035

Other income (expense):
Interest income	478	934	–	1,083	(779)	1,716
Interest expense, net of amounts capitalized	(53)	(107,214)	–	(8,436)	779	(114,924)
Other income (expense)	–	887	–	(62)	–	825
Income from equity investment in Grand Canal Shops II	347	11,221	–	–	(11,568)	–
Income (loss) from equity investment in VCR and subsidiaries	63,172	(11,849)	–	–	(51,323)	–

Income (loss) before preferred return	63,652	63,172	(1)	(280)	(62,891)	63,652

Preferred return on Redeemable Preferred
Interest in Venetian Casino Resort, LLC	(26,217)	–	–	–	–	(26,217)

Net income (loss)	$37,435	$63,172	$(1)	$(280)	$(62,891)	$37,435

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 15 — Summarized Financial Information (continued)

CONDENSED STATEMENT OF OPERATIONS
For the year ended December 31, 2002

		Venetian	Other	Other Non-	Consolidating/
	Las Vegas	Casino	Guarantor	Guarantor	Eliminating
	Sands, Inc.	Resort LLC	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$256,484	$–	$–	$–	$–	$256,484
Rooms	–	206,706	–	–	–	206,706
Food and beverage	–	70,300	–	–	–	70,300
Casino rental revenue from LVSI	–	96,844	–	–	(96,844)	–
Retail and other	1,743	34,159	–	41,079	(4,586)	72,395

Total revenue	258,227	408,009	–	41,079	(101,430)	605,885
Less promotional allowances	–	(3,757)	–	–	(30,451)	(34,208)

Net revenues	258,227	404,252	–	41,079	(131,881)	571,677

Operating expenses:
Casino	232,995	–	–	–	(113,809)	119,186
Rooms	–	58,009	–	–	(4,574)	53,435
Food and beverage	–	43,348	–	–	(8,131)	35,217
Retail and other	–	20,144	–	13,828	(1,236)	32,736
Provision for doubtful accounts	14,470	6,823	–	100	–	21,393
General and administrative	2,553	90,676	12	1,967	(798)	94,410
Corporate expense	5,895	5,120	–	–	–	11,015
Rental expense	924	7,670	–	2,379	(3,333)	7,640
Pre-opening and developmental expense	–	–	–	5,925	–	5,925
Depreciation and amortization	429	38,515	–	4,694	–	43,638

	257,266	270,305	12	28,893	(131,881)	424,595

Operating income (loss)	961	133,947	(12)	12,186	–	147,082

Other income (expense):
Interest income	460	2,027	–	77	–	2,564
Interest expense, net of amounts capitalized	(17)	(103,404)	–	(6,927)	–	(110,348)
Interest expense on indebtedness to Principal Stockholder	–	(1,914)	–	(2,096)	–	(4,010)
Other income	–	1,051	–	(6)	–	1,045
Loss on early retirement of debt	–	(49,865)	–	(1,527)	–	(51,392)
Loss from equity investment in Grand Canal Shops II	161	5,189	–	–	(5,350)	–
Loss from equity investment in VCR and subsidiaries	(16,624)	(3,655)	–	–	20,279	–

Income (loss) before preferred return	(15,059)	(16,624)	(12)	1,707	14,929	(15,059)

Preferred return on Redeemable Preferred
Interest in Venetian Casino Resort, LLC	(23,333)	–	–	–	–	(23,333)

Net income (loss)	$(38,392)	$(16,624)	$(12)	$1,707	$14,929	$(38,392)

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 15 — Summarized Financial Information (continued)

CONDENSED STATEMENT OF OPERATIONS
For the year ended December 31, 2001

		Venetian	Other	Other Non-	Consolidating/
	Las Vegas	Casino	Guarantor	Guarantor	Eliminating
	Sands, Inc.	Resort LLC	Subsidiaries	Subsidiaries	Entries	Total

Revenues:
Casino	$227,240	$–	$–	$–	$–	$227,240
Rooms	–	204,242	–	–	–	204,242
Food and beverage	–	61,977	–	–	–	61,977
Casino rental revenue from LVSI	–	45,973	–	–	(45,973)	–
Retail and other	1,417	38,125	–	36,329	(2,837)	73,034

Total revenue	228,657	350,317	–	36,329	(48,810)	566,493
Less promotional allowances	–	(5,181)	–	–	(37,413)	(42,594)

Net revenues	228,657	345,136	–	36,329	(86,223)	523,899

Operating expenses:
Casino	207,587	–	–	–	(67,651)	139,936
Rooms	–	55,322	–	–	(5,283)	50,039
Food and beverage	–	38,896	–	–	(9,266)	29,630
Retail and other	–	21,148	–	12,230	(1,076)	32,302
Provision for doubtful accounts	18,200	1,866	–	132	–	20,198
General and administrative	2,711	83,928	–	1,573	(1,325)	86,887
Corporate expense	2,459	3,917	–	–	–	6,376
Rental expense	914	6,625	–	2,157	(1,622)	8,074
Pre-opening and developmental expense	–	355	–	–	–	355
Depreciation and amortization	–	36,039	–	4,784	–	40,823

	231,871	248,096	–	20,876	(86,223)	414,620

Operating income (loss)	(3,214)	97,040	–	15,453	–	109,279

Other income (expense):
Interest income	643	613	–	129	–	1,385
Interest expense, net of amounts capitalized	–	(90,947)	–	(10,777)	–	(101,724)
Interest expense on indebtedness to Principal Stockholder	–	(4,052)	–	(4,968)	–	(9,020)
Other income	–	(1,938)	–	–	–	(1,938)
Loss on early retirement of debt	–	(1,383)	–	–	–	(1,383)
Loss from equity investment in Grand Canal Shops II	(35)	(1,143)	–	–	1,178	–
Loss from equity investment in VCR and subsidiaries	(795)	1,015	–	–	(220)	–

Income (loss) before preferred return	(3,401)	(795)	–	(163)	958	(3,401)

Preferred return on Redeemable Preferred
Interest in Venetian Casino Resort, LLC	(20,766)	–	–	–	–	(20,766)

Net income (loss)	$(24,167)	$(795)	$–	$(163)	$958	$(24,167)

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 15 — Summarized Financial Information (continued)

CONDENSED STATEMENTS OF CASH FLOWS
For the year ended December 31, 2003

		Venetian	Other	Other Non-	Consolidating/
	Las Vegas	Casino	Guarantor	Guarantor	Eliminating
	Sands, Inc.	Resort LLC	Subsidiaries	Subsidiaries	Entries	Total

Net cash provided by (used in) operating activities	$11,804	$101,201	$(1)	$20,071	$–	$133,075

Cash flows from investing activities:
(Increase) decrease in restricted cash	–	101,185	–	(118,437)	–	(17,252)
Notes receivable from stockholders	(843)	–	–	–	–	(843)
Capital expenditures	(1,870)	(195,148)	–	(82,193)	–	(279,211)

Net cash used in investing activities	(2,713)	(93,963)	–	(200,630)	–	(297,306)

Cash flows from financing activities:
Repayments on senior secured credit facility-term A	–	(1,667)	–	–	–	(1,667)
Proceeds from senior secured credit facility-term A	–	50,000	–	–	–	50,000
Repayments on senior secured credit facility-term B	–	(2,500)	–	–	–	(2,500)
Proceeds from Venetian Macau senior secured notes- tranche A	–	–	–	75,000	–	75,000
Proceeds from Venetian Macau senior secured notes- tranche B	–	–	–	45,000	–	45,000
Proceeds from Venetian Intermediate credit facility	–	–	–	40,000	–	40,000
Repayments on bank credit facility-revolver	–	(470)	–	–	–	(470)
Proceeds from bank credit facility-revolver	–	470	–	–	–	470
Repayments on FF&E credit facility	–	(600)	–	–	–	(600)
Proceeds from FF&E credit facility	–	15,000	–	–	–	15,000
Payments of deferred offering costs	–	(408)	–	(6,976)	–	(7,384)
Net change in intercompany accounts	17,212	(47,487)	–	30,275	–	–

Net cash provided by financing activities	17,212	12,338	–	183,299	–	212,849

Increase (decrease) in cash and cash equivalents	26,303	19,576	(1)	2,740	–	48,618
Cash and cash equivalents at beginning of year	46,746	9,973	6	37,017	–	93,742

Cash and cash equivalents at end of year	$73,049	$29,549	$5	$39,757	$–	$142,360

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 15 — Summarized Financial Information (continued)

CONDENSED STATEMENTS OF CASH FLOWS
For the year ended December 31, 2002

		Venetian	Other	Other Non-	Consolidating/
	Las Vegas	Casino	Guarantor	Guarantor	Eliminating
	Sands, Inc.	Resort LLC	Subsidiaries	Subsidiaries	Entries	Total

Net cash provided by (used in) operating activities:	$3,293	$65,132	$(12)	$9,683	$–	$78,096

Cash flows from investing activities:
Increase in restricted cash	–	(101,778)	–	(826)	–	(102,604)
Capital expenditures	–	(128,793)	–	(7,055)	–	(135,848)
Dividend from Grand Canal Shops II LLC	–	21,590	–	–	(21,590)	–
Capital contributions to subsidiaries	–	(73,572)	–	–	73,572	–

Net cash provided by (used in) investing activities	–	(282,553)	–	(7,881)	51,982	(238,452)

Cash flows from financing activities:
Dividend to Venetian Casino Resort LLC	–	–	–	(21,590)	21,590	–
Capital contribution from Venetian Casino Resort LLC	–	–	10	73,562	(73,572)	–
Repayments on 12 ¼% mortgage notes	–	(425,000)	–	–	–	(425,000)
Proceeds from 11% mortgage notes	–	850,000	–	–	–	850,000
Repayments on senior subordinated notes	–	(97,500)	–	–	–	(97,500)
Proceeds from secured mall facility	–	–	–	120,000	–	120,000
Repayments on mall-tranche A take-out loan	–	–	–	(105,000)	–	(105,000)
Repayments on mall-tranche B take-out loan	–	–	–	(35,000)	–	(35,000)
Repayments on completion guaranty loan	–	(31,124)	–	–	–	(31,124)
Repayments on senior secured credit facility-term B	–	(1,250)	–	–	–	(1,250)
Proceeds from senior secured credit facility-term B	–	250,000	–	–	–	250,000
Repayments on bank credit facility-term	–	(151,986)	–	–	–	(151,986)
Repayments on bank credit facility-revolver	–	(61,000)	–	–	–	(61,000)
Proceeds from bank credit facility-revolver	–	21,000	–	–	–	21,000
Repayments on FF&E credit facility	–	(53,735)	–	–	–	(53,735)
Repayments on Phase II Subsidiary credit facility	–	–	–	(3,933)	–	(3,933)
Repayments on Phase II Subsidiary unsecured bank loan	–	–	–	(1,092)	–	(1,092)
Repurchase premiums incurred in connection with refinancing transactions	–	(33,478)	–	–	–	(33,478)
Payments of deferred offering costs	–	(38,465)	–	(3,275)	–	(41,740)
Net change in intercompany accounts	6,086	(7,874)	–	1,788	–	–

Net cash provided by (used in) financing activities	6,086	219,588	10	25,460	(51,982)	199,162

Increase (decrease) in cash and cash equivalents	9,379	2,167	(2)	27,262	–	38,806
Cash and cash equivalents at beginning of year	37,367	7,806	8	9,755	–	54,936

Cash and cash equivalents at end of year	$46,746	$9,973	$6	$37,017	$–	$93,742

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Note 15 — Summarized Financial Information (continued)

CONDENSED STATEMENTS OF CASH FLOWS
For the year ended December 31, 2001

		Venetian	Other	Other Non-	Consolidating/
	Las Vegas	Casino	Guarantor	Guarantor	Eliminating
	Sands, Inc.	Resort LLC	Subsidiaries	Subsidiaries	Entries	Total

Net cash provided by operating activities	$2,444	$43,711	$–	$4,637	$–	$50,792

Cash flows from investing activities:					–
Increase in restricted cash	–	(57)	–	(40)	–	(97)
Capital expenditures	–	(53,660)	–	(1,474)	–	(55,134)

Net cash used in investing activities	–	(53,717)	–	(1,514)	–	(55,231)

Cash flows from financing activities:
Repayments on bank credit facility-tranche A term loan	–	(103,125)	–	–	–	(103,125)
Repayments on bank credit facility-tranche B term loan	–	(49,750)	–	–	–	(49,750)
Repayments on bank credit facility-tranche C term loan	–	(5,750)	–	–	–	(5,750)
Proceeds from bank credit facility-tranche C term loan	–	5,750	–	–	–	5,750
Repayments on bank credit term facility	–	(764)	–	–	–	(764)
Proceeds from bank credit term facility	–	152,750	–	–	–	152,750
Repayments on bank credit facility-revolver	–	(18,000)	–	–	–	(18,000)
Proceeds from bank credit facility-revolver	–	58,000	–	–	–	58,000
Repayments on FF&E credit facility	–	(21,494)	–	–	–	(21,494)
Proceeds from Phase II Subsidiary credit facility	–	–	–	3,933	–	3,933
Proceeds from Phase II Subsidiary unsecured bank loan	–	–	–	1,092	–	1,092
Payments of deferred offering costs	–	(5,573)	–	(300)	–	(5,873)
Net change in intercompany accounts	(409)	1,508	–	(1,099)	–	–

Net cash provided by (used in) financing activities	(409)	13,552	–	3,626	–	16,769

Increase in cash and cash equivalents	2,035	3,546	–	6,749	–	12,330
Cash and cash equivalents at beginning of year	35,332	4,260	8	3,006	–	42,606

Cash and cash equivalents at end of year	$37,367	$7,806	$8	$9,755	$–	$54,936

Report of Independent Auditors on Financial Statement Schedule

To the Board of Directors of Las Vegas Sands, Inc.

        Our audits of the consolidated financial statements referred to in our report dated February 3, 2004 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15 (a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Las Vegas, Nevada
January 30, 2004

LAS VEGAS SANDS, INC.
Notes to Financial Statements (continued)

Financial Statement Schedule

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions	Deductions
Description	Balance at beginning of period	Charge to costs and expenses	Accounts charged off (recovered)	Balance at end of period
Allowance for doubtful accounts and discounts:
Year ended December 31:

2001	$22,913	20,198	(19,118)	$23,993

2002	$23,993	21,393	(19,341)	$26,045

2003	$26,045	8,084	(4,017)	$30,112

ITEM 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. —CONTROLS AND PROCEDURES

Controls and Procedures

    a)        Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s Chief Executive Officer and its Vice President-Finance (its principal financial officer) have evaluated the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) of the Company as of December 31, 2003 and have concluded that they are effective within the reasonable assurance threshold described above.

    b)        Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        The table below sets forth the executive officers and the directors of the Company.

Name	Age	Position
Sheldon G. Adelson	70	Chairman of the Board, Chief Executive Officer and Director
Robert F. List	67	Director
William P. Weidner	58	President and Chief Operating Officer
Bradley H. Stone	49	Executive Vice President
Robert G. Goldstein	48	Senior Vice President
Harry D. Miltenberger	60	Vice President-Finance

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

        Robert F. List was elected as Director of LVSI in April 2000. Mr. List is the Chief Executive Officer of the Robert List Company, a Las Vegas-based consulting firm, and serves on Boards of Directors of other companies. Mr. List served as Executive Vice President, Corporate Counsel and Member of the Board of Directors of Boomtown, Inc. from 1992 to 1999. Mr. List has served in various elected positions in the State of Nevada including Attorney General from 1970 to 1978 and Governor from 1978 to 1982.

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

        The Company currently has a general code of ethics that applies to all of its officers, directors and employees, including its Chief Executive Officer and principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company’s current code of ethics however does not include in it the elements of financial reporting and disclosure that are set forth under Item 406 of Regulation S-K under the Securities Exchange Act of 1934. Accordingly, the Company intends to amend its code of ethics in the near future to include these elements.

        The Company’s Board of Directors acts as audit committee. Because the Company has no publicly traded equity securities, the Company has determined not to have an “audit committee financial expert” on its audit committee. However, the Company believes that the members of the audit committee have the requisite financial background, experience, and knowledge of the Company and its affairs to adequately carry out their duties.

        There have been no material changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 11. —EXECUTIVE COMPENSATION

        The following table sets forth certain information concerning the compensation for the last three fiscal years of those persons who were, at December 31, 2003, the Chief Executive Officer and the four highest paid executive officers of LVSI (the “Named Executive Officers”), which is the managing member of Venetian. Under the limited liability company agreement of Venetian, LVSI is entitled to be reimbursed for all expenses incurred in connection with its activities as the managing member of Venetian, including all employee compensation costs.

		Annual Compensation		Long Term Compensation Awards
Name and Principal Position	Year	Salary($)	Bonus($)	Securities Underlying Options(#)	All Other Compensation($)(1)
Sheldon G. Adelson	2003	1,500,000	750,000	–	–
Chairman of the Board and Chief	2002	3,000,000	–	–	–
Executive Officer	2001	–	–	–	–

William P. Weidner	2003	1,187,648	885,980	–	28,265
President and Chief Operating	2002	1,139,600	1,972,000	19,960	2,322
Officer	2001	1,038,462	200,000	–	2,322

Bradley H. Stone	2003	950,118	708,784	–	7,707
Executive Vice President	2002	911,680	582,600	14,970	810
	2001	830,769	160,000	–	810

Robert G. Goldstein	2003	890,736	664,485	–	13,471
Senior Vice President	2002	854,700	504,000	9,980	810
	2001	778,846	150,000	–	810

David Friedman(2)	2003	500,000	200,000	–	3,109
Assistant to Chairman of the	2002	496,406	400,000	4,990	1,031
Board and Secretary	2001	415,385	80,000	–	1,057

(1)	Represents Group Life Insurance, Interest, Corporate Air.
(2)	On March 1, 2004, Mr. Friedman resigned from his position as Assistant to Chairman of the Board and Secretary of the Company.

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

        Mr. Weidner, Mr. Stone and Mr. Goldstein currently receive annual base salaries of $1,2337,350, $989,880 and $928,031 and annual bonuses based upon certain performance based criteria. Their base salaries are increased annually by 4%. These officers are also entitled to receive other employee benefits.

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

        If a company breach termination, constructive termination or involuntary termination (each as defined in the employment agreements) had occurred with respect to Mr. Weidner, Mr. Stone and Mr. Goldstein on December 31, 2003, the amounts that Mr. Weidner, Mr. Stone and Mr. Goldstein would have been entitled to receive pursuant to their employment agreements as continued salary through December 31, 2005 would have been approximately $2,524,194, $2,019,355 and $1,893,146. In the case of a death termination, the Company would pay salary through the date of death, and all shares held by the officer would be redeemed by the Company for a price payable by the Company to the officer’s estate equal to the fair market value of such shares, reduced by any amounts still owed under the terms of the secured loan from the Principal Stockholder to such officer for the stock option exercise price, payable in 36 equal consecutive monthly installments with interest at the applicable federal rate. See “Item 13 – Certain Relationships and Related Party Transactions – Stock Option Loans.” In the case of a disability termination, the Company will continue salary, less any applicable disability insurance payments, for a period six months following the date of termination and all options and shares will be treated in the same way as upon a death termination. The employment agreements may not be amended, changed or modified except by a written document signed by each of the parties.

Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan

        The Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan (the “Plan”) provides for 75,000 shares of common stock of LVSI to be reserved for issuance by the Company to officers and other key employees or consultants of the Company or any of its Affiliates or Subsidiaries (each as defined in the Plan) pursuant to options granted under the Plan. The issuance of shares of the Company’s common stock in connection with the exercise of these options is subject to approval by the Nevada Gaming Authorities. The purpose of the Plan is to promote the interest of the Company and its Principal Stockholder by (i) attracting and retaining exceptional officers and other key employees and consultants to the Company and its Affiliates and Subsidiaries and (ii) enabling such individuals to participate in the long-term growth and financial success of the Company. The Board of Directors has the authority to determine the participants to whom options are granted, the number of shares covered by each option or any repurchase or other disposition of shares thereunder, the exercise price therefore, and the conditions and limitations applicable to the exercise of the option. The Board of Directors is authorized to make adjustments in the terms and conditions of, and the criteria included in, options, in the case of certain unusual or nonrecurring events, whenever the Board of Directors determines that such adjustments are appropriate in order to prevent dilution or enlargement of benefits or potential benefits under the Plan. Options granted under the Plan expire on the earlier of (i) a specified number of years from the date of grant, (ii) the date three days prior to a Change in Control Acceleration Event (as defined in the Plan) and (iii) the date three days prior to a Public Offering Acceleration Event (as defined in the Plan). In the event of any Acceleration Event (as defined in the Plan) any outstanding options then held by the participants which are unexercisable or otherwise unvested, shall automatically become fully vested and shall be exercisable pursuant to the applicable award agreement. The Plan provides that the Principal Stockholder may, at any time, assume the Plan or certain obligations under the Plan, in which case the Principal Stockholder will be the administrator of the Plan, the issuer of the options, and will have all the rights, powers, and responsibilities granted to the Company or the Board of Directors under the Plan with respect to such assumed obligations.

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

        The Principal Stockholder has assumed the obligations of the Company under the Plan and grants options to acquire shares of common stock of the Company from time to time under the Plan. See “Item 13 – Certain Relationships and Related Transactions – Stock Option Loans.” Shares issued to the other Named Executive Officers pursuant to the exercise of an option and held at the time of each such other Named Executive Officers’ termination of employment are subject to redemption by the Principal Stockholder.

Options Granted In Fiscal 2003

        During 2003, options to purchase an additional 2,500 shares of the Company’s common stock were granted by the Principal Shareholder under the stock option plan at the exercise price of $271 per share. The issuance of shares of the Company’s common stock in connection with the exercise of these options are subject to approval by the Nevada gaming authorities.

        None of these options were granted to the Named Executive Officers.

        No Named Executive Officer exercised any options in 2003.

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

        The following table sets forth certain information as of March 30, 2004 with respect to the beneficial ownership of the common stock of LVSI by (i) each person who, to the knowledge of LVSI, beneficially owns more than 5% of its outstanding common stock, (ii) the directors of LVSI, (iii) all Named Executive Officers and (iv) all executive officers and directors of LVSI as a group.

			Percentage of
	Number of Shares		Outstanding
Beneficial Owner (1)	Beneficially Owned		Common Stock
Sheldon G. Adelson	945,100	(2)	94.5%
Robert F. List	–		–
William P. Weidner	19,960		2.0%
Bradley H. Stone	14,970		1.5%
Robert G. Goldstein	9,980		*
David Friedman(3)	4,990		*
All executive officers and the directors
of the Company as a group	1,000,000	(2)	100%

*	Less than 1%
(1)	The address of each person named above is c/o the Company, 3355 Las Vegas Boulevard South, Room 1A, Las Vegas, NV 89109, other than Mr. List, whose address is 3993 Howard Hughes Parkway, Suite 850, Las Vegas, NV 89109.
(2)	This amount includes 1,000 shares that may be purchased from Sheldon G. Adelson upon exercise of options granted by the Principal Stockholder to one of the Company’s executive officers under the Plan. See “Item 11 – Executive Compensation Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan.”
(3)	On March 1, 2004, Mr. Friedman resigned from his position as Assistant to Chairman of the Board and Secretary of the Company. Mr. Friedman is included in this table only because he was a Named Executive Officer of the Company in 2003.

        The shares of common stock held by the Named Executive Officers (other than the Principal Stockholder) have been pledged as collateral for loans made by the Principal Stockholder in connection with the exercise of options by such Named Executive Officers. See “Item 13 – Certain Relationships and Related Transactions – Stock Option Loans.”

        Stockholders' Agreement

        Messrs. Weidner, Stone, Goldstein and Friedman (the “Named Optionees”), the Principal Stockholder and the Company are parties to a Stockholders’ Agreement (the “Stockholders’ Agreement”). The Stockholders’ Agreement provides that no Named Optionee, nor any of their permitted transferees who has agreed to be bound by the terms and conditions of the Stockholders’ Agreement (together with the Named Optionees, the “Additional Stockholders”), will sell, assign, pledge, encumber or otherwise dispose of any shares of common stock of the Company, except in accordance with the provisions of the Stockholders’ Agreement. The Stockholders’ Agreement provides the Additional Stockholders with certain tag-along rights, piggyback registration rights and preemptive rights.

Equity Participation Plan Information

        The following table gives information about LVSI’s stock option plan as of December 31, 2003.

	(a)	(b)	(c)
Number of securities
available for future
	Number of securities to	Weighted average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans
approved by security holders	2,000	$ 271.00	20,100

Equity compensation plans not
approved by security holder	–	–	–

Total	2,000	$ 271.00	20,100

ITEM 13. —CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Redeemable Preferred Interest

        Venetian currently has two members, the Company and Interface Holding which owns all of the capital stock of Interface. LVSI is the managing member of Venetian and owns 100% of the common equity interest in Venetian. Interface Holding currently holds the Series B Preferred Interest. The Series B Preferred Interest are non-voting, not subject to mandatory redemption or redemption at the option of the holder and have a preferred return of 12%. Commencing on June 30, 2011, to the extent of the positive capital account of the holders of the Series B Preferred Interest, there must be a distribution on the Series B Preferred Interest. Until the indebtedness under the Senior Secured Credit Facility is repaid and cash payments are permitted under the restricted payment covenants under the Indenture for the Mortgage Notes, the preferred return on the Series B Preferred Interest will accrue but will not be paid in cash. Subject to the foregoing, distributions with respect to the preferred capital of the holders of the Series B Preferred Interest may, at the option of the Company, be made at any time.

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

        The Cooperation Agreement also requires each of the owners of each component of the Casino Resort and the owner of the Expo Center, to maintain certain minimum types and levels of insurance, including property damage, general liability and business interruption insurance. See “Item 1 – Business – Agreements Relating to the Casino Resort – Cooperation Agreement.”

Administrative Services Agreement

        Pursuant to a certain services agreement (the “Services Sharing Agreement”) among LVSI, certain its subsidiaries and Interface Holding (collectively, the “Participants”), the Participants have agreed to share ratably in the costs of, and under certain circumstances provide to one another, shared services, including legal services, accounting services, insurance administration, benefits administration, travel services and such other services as each party may request of the other. In addition, under the Services Sharing Agreement, the Participants have agreed to share ratably the costs of any shared office space. The Company utilizes a Gulfstream III aircraft, which is operated by an affiliate of the Principal Stockholder. The aircraft is used primarily for the benefit of the Company’s executive officers, including the Principal Stockholder. Charge-backs to the Company in connection with this use are based on the actual costs to operate the aircraft allocated in accordance with the purpose for which the aircraft is used. Total payments made by the Company to Interface and its affiliates pursuant to the Services Sharing Agreement were $7.4 million in 2003.

Temporary Lease

        On November 1, 1996, LVSI and Interface entered into a lease agreement whereby LVSI agreed to lease approximately 5,000 square feet in the Expo Center to be used as its temporary executive offices during the construction of the Casino Resort. Management believes that the lease agreement, which provides for monthly rent of $5,000 to be paid by LVSI to Interface, is at least as favorable as the Company could have obtained from an independent third party. The initial term of the lease agreement expired on November 1, 1998, but LVSI and Interface have extended this term for a period of 5 years and 8 months, subject to additional extension for two consecutive terms of 1 year each. Total payments made by LVSI to Interface pursuant to the lease agreement in 2003 totaled $20,000. As of May 1, 2003, this lease was terminated.

Audio Visual Services

        IGN provides audio visual services, telecommunications, electrical, janitorial and other related services to group customers of the Casino Resort. These services are provided pursuant to a contract that provides for an equal sharing of revenues after direct operating expenses. The Company received $2.7 million pursuant to this contract during 2003.

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

Restaurant Leases

        The Principal Stockholder is a partner in four entities that operate restaurants in the Casino Resort. Management believes that the terms and conditions of the leases granted by the Company for such restaurants are no less favorable than those negotiated with independent third parties. Valentino Las Vegas LLC and Night Market, LLC paid Venetian $1.1 million, and Postrio Las Vegas LLC and Carnevale Coffee Bar LLC paid the Mall Subsidiary $1.0 million, under those leases in 2003. The Casino Resort purchased the lease interest and assets of Carnevale Coffee Bar LLC during 2003 for $3.0 million, payable $500,000 during 2003 and $263,000 annually over ten years, beginning in 2004.

Phase IA Lease

        Lido Casino Resort, LLC as landlord, and Venetian, as tenant, entered into a lease pursuant to which Lido Casino Resort, LLC leased to Venetian a portion of the airspace above the Phase II Resort for a nominal annual rent. The meeting space component of the land for the site of the Phase IA Addition is located within this airspace. Venetian owns all improvements to be made within the portion of the building that will be constructed within this airspace during the term of the lease. The lease provides that, when and if such airspace becomes a separate legal and tax parcel, Lido Casino Resort, LLC will be obligated to transfer fee title in and to this parcel of airspace to Venetian, and the lease will terminate upon such transfer. The airspace became a separate legal parcel and fee title in and to this parcel of airspace was transferred to Venetian in August 2002 pursuant to the terms of the lease. The lease terminated as a result of such transfer.

Equipment Purchases

        During November 1999, the Principal Stockholder purchased idle construction equipment from the Company (tower cranes) for $2.0 million, the cost basis of the equipment, which was its estimated fair value at the time of purchase. During 2003, the Company repurchased the tower cranes for $0.8 million and paid the Principal Stockholder $1.2 million of rent for the tower cranes for use during the Phase IA Addition construction period.

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

Preferred Reservation System Agreement

        The Company entered into a preferred reservation system agreement with Interface that governs the booking of exposition and tradeshows in the Phase IA Addition meeting space and in the Expo Center. The agreement provides the Expo Center with the first opportunity or right of first refusal to book or host expositions and tradeshows prior to such expositions and tradeshows being offered to the Phase IA Addition meeting space.

Meeting Services Agreement

        The Company entered into an agreement for Interface to provide audio-visual, telecommunications, electrical, janitorial and other related services to group customers of the Phase IA Addition meeting space. The agreement provides for an equal sharing of revenues after deduction of all direct operating expenses.

ITEM 14. —PRINCIPAL ACCOUNTANTS FEES AND SERVICES

        The Company’s audit committee of the Board of Directors has the following duties related to our external auditors:

•	appoint and retain, establish compensation for, evaluate and terminate when appropriate, the external auditors;

•	pre-approve all audit and permissible non-audit services to be performed by the external auditors and establish policies and procedures for the engagement of the external auditors to provide those services; and

•	consider, at least annually the independence of the external auditors, including whether the external auditors’ performance of permissible non-audit services is compatible with the external auditors’ independence.

        The following is a summary of fees and services approved by the Company’s audit committee and performed by the Company’s external auditors, PricewaterhouseCoopers LLP, for the years ended December 31, 2003 and 2002:

Audit Fees — The aggregate fees billed for each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP for the audit of the Company’s annual financial statements included in the Form 10-K and the review of the Company’s interim financial statements included in quarterly reports of Form 10-Q for the periods ended March 31, June30, and September 30, 2003 and 2002; were:

Fiscal Year ended December 31, 2003:	$332,464
Fiscal Year ended December 31, 2002:	$317,614

Audit-Related Fees — The aggregate fees billed in each of the last two fiscal years for audit-related services rendered by PricewaterhouseCoopers LLP including (i) accounting consultations concerning financial accounting and reporting standards; (ii) services relating to comfort letters; (iii) consents and assistance in connection with other filings and public offering documents filed with the Securities and Exchange Commission, and (iv) other non-statutory attestation services for those years were:

Fiscal Year ended December 31, 2003:	$141,707
Fiscal Year ended December 31 2002:	$727,355

Tax Fees — The aggregate fees billed in each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP for tax compliance, tax advice and tax planning were:

Fiscal Year ended December 31, 2003:	$ 90,161
Fiscal Year ended December 31, 2002:	$126,033

All Other Fees — The aggregate fees billed in each of the last two fiscal years for other products and services provided by PricewaterhouseCoopers LLP were:

Fiscal Year ended December 31, 2003:	$30,495
Fiscal Year ended December 31, 2002:	$63,684

        The audit committee has adopted the following guidelines regarding the engagement of the Company’s independent auditors to perform services for the Company. For audit services (including audits of the Company’s employee benefit plan), the independent auditors will provide the audit committee with an engagement letter each year prior to commencement of the audit services outlining the scope of the audit services proposed to be performed during the fiscal year. If the terms of the engagement letter are agreed to by the audit committee, the engagement letter will be formally accepted. For tax services, the independent auditors will provide the audit committee with a separate engagement letter each year prior to commencement of the year outlining the scope of the tax services proposed to be performed during the fiscal year. If the terms of the tax engagement letter are agreed to by the audit committee, the tax engagement letter will be formally accepted. All other non-audit services will require pre-approval from the Board of Directors on a case-by-case basis.

PART IV

ITEM 15.—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	Documents filed as part of the report.

(1)	List of Financial Statements
     Report of Independent Auditors
     Consolidated Balance Sheets
     Consolidated Statements of Stockholders'Equity
     Consolidated Statements of Cash Flows
Notes to Financial Statements

(2)	List of Financial Statement Schedules Report of Independent Auditors on Financial Statement Schedule Schedule II - Valuation and Qualifying Accounts

(3)	List of Exhibits

Exhibit No.	Description of Document
3.1	Amended and Restated Articles of Incorporation of Las Vegas Sands, Inc. (incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

3.2	Amended and Restated By-laws of Las Vegas Sands, Inc. (incorporated by reference from Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.1	Indenture, dated as of June 4, 2002, by and among Las Vegas Sands, Inc. and Venetian Casino Resort, LLC, as issuers, Mall Intermediate Holding Company, LLC, Grand Canal Shops Mall Construction, LLC, Lido Intermediate Holding Company, LLC, Venetian Casino Resort Athens, LLC, Venetian Venture Development, LLC, Venetian Operating Company, LLC and Venetian Marketing, Inc. (as "Subsidiary Guarantors") and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3	Security Agreement, dated as of June 4, 2002, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, the Subsidiary Guarantors and The Bank of Nova Scotia, as Intercreditor Agent (incorporated by reference from Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.4	Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of June 4, 2002, made by Venetian Casino Resort, LLC and Las Vegas Sands, Inc., jointly and severally as trustor, to First American Title Insurance Company, as trustee, for the Mortgage Note Indenture Trustee, as beneficiary (incorporated by reference from Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.5	Intercreditor Agreement, dated as of June 4, 2002, by and among The Bank of Nova Scotia, as Bank Agent and Intercreditor Agent, and U.S. Bank National Association, as Mortgage Notes Indenture Trustee (incorporated by reference from Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.6	Unsecured Indemnity Agreement, dated as of June 4, 2002, by and among Las Vegas Sands, Inc. and Venetian Casino Resort, LLC, to and for the benefit of U.S. Bank National Association, and the Indemnified Parties defined therein (incorporated by reference from Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

Exhibit No.	Description of Document
10.1	Bank Credit Agreement, dated as of June 4, 2002, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, the Subsidiary Guarantors, the lenders party thereto, Goldman Sachs Credit Partners, L.P., as joint lead arranger, joint bookrunner and syndication agent, and The Bank of Nova Scotia, as joint lead arranger, joint bookrunner and administrative agent (the "Bank Agreement") (incorporated by reference from Exhibit 99.1 to the Company's report on Form 8-K, dated as of June 18, 2002).

10.2	Deed of Trust, Assignment of Rents and Leases and Security Agreement, dated as of June 4, 2002, made by Venetian Casino Resort, LLC and Las Vegas Sands, Inc., jointly and severally as trustor, to First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia (as administrative agent), as beneficiary (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.3	Subsidiary Guaranty, dated as of June 4, 2002, by the Subsidiary Guarantors for the benefit of The Bank of Nova Scotia, as Administrative Agent (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.4	Disbursement Account Agreement, dated as of June 4, 2002, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC and The Bank of Nova Scotia, as secured party and securities intermediary (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.5	Environmental Indemnity Agreement, dated as of June 4, 2002, by and among Las Vegas Sands, Inc. and Venetian Casino Resort, LLC, to and for the benefit of The Bank of Nova Scotia, as Administrative Agent for itself and for the other lenders under the Bank Agreement (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.6	Loan Agreement, dated as of June 4, 2002, by and between Archon Financial, L.P., as lender, and Grand Canal Shops II, LLC (incorporated by reference from Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.7	Amendment No. 1 to Loan Agreement, dated June 28, 2002, by and between Goldman Sachs Mortgage Company (as successor in interest to Archon Financial, L.P.), as lender, and Grand Canal Shops II, LLC, as borrower (incorporated by reference from Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.8	Indemnity Agreement, dated as of August 25, 2000, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC, Grand Canal Shops Mall Subsidiary, LLC, Grand Canal Shops Mall Construction, LLC, Grand Canal Shops Mall, LLC, Interface Group Holding Company, and American Insurance Companies (of which American Home Assurance Company is a member company) (incorporated by reference from Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.9	Energy Services Agreement, dated as of November 14, 1997, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.3 to the Company's Registration Statement on Form S-4 (File No. 333-42147)).

10.10	Energy Services Agreement Amendment No. 1, dated as of July 1, 1999, by and between Atlantic Pacific Las Vegas, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.11	Energy Services Agreement, dated as of November 14, 1997, by and between Atlantic Pacific Las Vegas, LLC and Grand Canal Shops Mall Construction, LLC (incorporated by reference from Exhibit 10.4 to the Company's Registration Statement on Form S-4 (File No. 333-42147)).

10.12	Energy Services Agreement Amendment No. 1, dated as of July 1, 1999, by and between Atlantic Pacific Las Vegas, LLC and Grand Canal Shops Mall Construction, LLC (incorporated by reference from Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.13	Ground Lease, dated November 14, 1997, between Venetian Casino Resort, LLC and Atlantic Pacific Las Vegas, LLC (incorporated by reference from Exhibit 10.10 to the Company's Registration Statement on Form S-4 (File No. 333-42147)).

Exhibit No.	Description of Document
10.14	Construction Management Agreement, dated as of February 15, 1997, between Las Vegas Sands, Inc., as owner, and Lehrer McGovern Bovis, Inc (incorporated by reference from Exhibit 10.5 to the Company's Registration Statement on Form S-4 (File No. 333-42147)).

10.15	Assignment, Assumption and Amendment of Construction Management Agreement, dated as of November 14, 1997, by and among Las Vegas Sands, Inc., Venetian Casino Resort, LLC and Lehrer McGovern Bovis, Inc. (incorporated by reference from Exhibit 10.6 to the Company's Registration Statement on Form S-4 (File No. 333-42147)).

10.16	Guaranteed Maximum Price Amendment to Construction Management Agreement, dated as of June 17, 1998 (effective September 9, 1998), between Lehrer McGovern Bovis, Inc. and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.17	Guaranty of Performance, dated as of August 19, 1997, by Peninsular and Steam Navigation Company in favor of Las Vegas Sands, Inc., as assigned by Las Vegas Sands, Inc. to Venetian Casino Resort, LLC by that certain Assignment, Assumption and Amendment of Contracts (incorporated by reference from Exhibit 10.24 to the Company's Registration Statement on Form S-4 (File No. 333-42147)).

10.18	Guaranty of Performance and Completion, dated as of August 19, 1997, by Bovis, Inc., in favor of Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.25 to the Company's Registration Statement on Form S-4 (File No. 333-42147)).

10.19	Management Agreement, dated as of July 24, 1997, by and between Grand Canal Shops Mall II, LLC and Forrest City Commercial Management (incorporated by reference from Exhibit 10.22 to the Company's Registration Statement on Form S-4 (File No. 333-42147)).

10.20	Primary Liquidated Damages Insurance Agreement, dated as of August 4, 1997, by and between the Construction Manager and C.J. Coleman Companies, Ltd. (incorporated by reference from Exhibit 10.23 to the Company's Registration Statement on Form S-4 (File No. 333-42147)).

10.21	Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of November 14, 1997, by and among Interface Group-Nevada, Inc., Grand Canal Shops Mall Construction, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.8 to the Company's Registration Statement on Form S-4 (File No. 333-42147)).

10.22	First Amendment to Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of December 20, 1999, by and among Interface Group-Nevada, Inc., Grand Canal Shops Mall Subsidiary, LLC, Lido Casino Resort, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.23	Second Amendment to Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of June 4, 2002, by and among Interface Group-Nevada, Inc., Grand Canal Shops II, LLC, Lido Casino Resort, LLC and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.24	Casino Lease, dated as of November 14, 1997, by and between Las Vegas Sands, Inc. and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.14 to the Company's Registration Statement on Form S-4 (File No. 333-42147)).

10.25	Amended and Restated Services Agreement, dated as of November 14, 1997, by and among LVSI, Venetian Casino Resort, LLC, Interface Group Holding Company, Inc., Interface Group-Nevada, Inc., Lido Casino Resort MM, Inc., Grand Canal Shops Mall MM Subsidiary, Inc. and certain subsidiaries of Venetian Casino Resort, LLC named therein (incorporated by reference from Exhibit 10.15 to the Company's Registration Statement on Form S-4 (File No. 333-42147)).

10.26	Construction Agency Agreement, dated as of November 14, 1997, by and between Venetian Casino Resort, LLC and Atlantic Pacific Las Vegas, LLC (incorporated by reference from Exhibit 10.21 to the Company's Registration Statement on Form S-4 (File No. 333-42147)).

10.27	Sands Resort Hotel and Casino Agreement, dated as of February 18, 1997, by and between Clark County and Las Vegas Sands, Inc. (incorporated by reference from Exhibit 10.27 to the Company's Registration Statement on Form S-4 (File No. 333-42147)).

Exhibit No.	Description of Document
10.28	Amended and Restated Las Vegas Sands, Inc. 1997 Fixed Stock Option Plan (the "Stock Option Plan") (incorporated by reference from Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.29	First Amendment to the Stock Option Plan, dated June 4, 2002 (incorporated by reference from Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.30	Assumption Agreement, dated as of January 2, 2002, by Sheldon G. Adelson with respect to the Stock Option Plan (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.31	Stockholders' Agreement, dated as of January 2, 2002, by and among Las Vegas Sands, Inc., Sheldon G. Adelson, William P. Weidner, Bradley H. Stone, Robert G. Goldstein and David Friedman (incorporated by reference from Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.32	Amended and Restated Employment Agreement, dated as of January 1, 2002, by and between Las Vegas Sands, Inc. and William P. Weidner (incorporated by reference from Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.33	Stock Option Agreement, dated as of January 2, 2002, by and among Las Vegas Sands, Inc., Sheldon G. Adelson and William P. Weidner (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.34	Amended and Restated Employment Agreement, dated as of January 1, 2002, by and between Las Vegas Sands, Inc. and Bradley H. Stone (incorporated by reference from Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.35	Stock Option Agreement, dated as of January 2, 2002, by and among Las Vegas Sands Inc., Sheldon G. Adelson and Bradley H. Stone (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.36	Amended and Restated Employment Agreement, dated as of January 1, 2002, by and between Las Vegas Sands, Inc. and Robert G. Goldstein (incorporated by reference from Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.37	Stock Option Agreement, dated as of January 2, 2002, by and among Las Vegas Sands Inc., Sheldon G. Adelson and Robert G. Goldstein (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.38	Stock Option Agreement, dated as of January 2, 2002, by and among Las Vegas Sands, Inc., Sheldon G. Adelson and David Friedman (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.39	Catastrophic Equity Protection Insurance Agreement, dated as of June 28, 2000, by and among American Home Assurance Company, Las Vegas Sands, Inc. and Venetian Casino Resort, LLC (incorporated by reference from Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.40	Concession Contract for Operating Casino Games of Chance or Games of Other Forms in the Macau Special Administrative Region, June 26, 2003, by and among the Macau Special Administrative Region and Galaxy Casino Company Limited.

21.1	Subsidiaries of the registrant.(1)

24.1	Powers of Attorney (included on signature pages).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of the Vice President-Finance (the principal financial officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

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

(b)   Reports on Form 8-K

Current report on Form 8-K furnished to the Securities and Exchange Commission on October 30, 2003 regarding the Company’s results of operations for the quarter ended September 30, 2003.

Current report on Form 8-K furnished to the Securities and Exchange Commission on November 5, 2003 including the transcript of the Company’s earnings call and webcast for the quarter ended September 30, 2003.

Current report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2003.

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

SIGNATURE	TITLE	DATE

/s/ Sheldon G. Adelson	Chairman of the Board, Chief	March 30, 2004
Sheldon G. Adelson	Executive Officer and Director

/s/ Robert F. List	Director	March 30, 2004
Robert F. List

/s/ Harry D. Miltenberger	Vice President–Finance (principal	March 30, 2004
Harry D. Miltenberger	financial and accounting officer)

Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act

        During the last fiscal year, the Company did not provide an annual report to security holders or send a proxy statement or other soliciting material to its stockholders.