Form 10-Q
period 2004-03-31
LAS VEGAS SANDS INC
filed 2004-05-17
CIK 850994

UNITED STATES SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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
[X] Yes [   ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [   ]Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 17, 2004

Class	Outstanding at May 17, 2004
Common Stock, $.10 par value	1,000,000 shares

INDEX

LAS VEGAS SANDS, INC.

Item 1. Financial Statements

Consolidated Balance Sheets
(Dollars in thousands, except per share data )
(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$151,582	$142,360
Restricted cash and cash equivalents	41,284	36,358
Accounts receivable, net	64,136	52,542
Inventories	6,029	6,093
Prepaid expenses	4,584	3,462

Total current assets	267,615	240,815

Property and equipment, net	1,510,874	1,432,176
Deferred offering costs, net	36,669	38,489
Restricted cash and cash equivalents	37,382	86,144
Other assets, net	39,543	34,270

	$1,892,083	$1,831,894

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$16,142	$14,991
Construction payables	43,862	42,155
Construction payables-contested	7,232	7,232
Accrued interest payable	28,187	4,809
Other accrued liabilities	85,247	95,940
Current maturities of long-term debt	14,067	12,633

Total current liabilities	194,737	177,760

Other long-term liabilities	6,346	6,445
Redeemable Preferred Interest in Venetian
Casino Resort, LLC, a wholly owned subsidiary	245,477	–
Long-term debt	1,432,625	1,426,350

	1,879,185	1,610,555

Redeemable Preferred Interest in Venetian
Casino Resort, LLC, a wholly owned subsidiary	–	238,328

Stockholders' equity (deficit):
Common stock, $.10 par value, 3,000,000 shares
authorized, 1,000,000 shares issued and outstanding	100	100
Notes receivable from stockholders	(851)	(843)
Capital in excess of par value	128,653	136,562
Accumulated deficit	(115,004)	(152,808)

	12,898	(16,989)

	$1,892,083	$1,831,894

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

LAS VEGAS SANDS, INC.

Consolidated Statements of Operations
(Dollars in thousands, except per share data )
(Unaudited)

	Three Months Ended March 31,
	2004	2003

Revenues:
Casino	$94,708	$73,313
Rooms	85,367	57,491
Food and beverage	33,455	20,068
Retail and other	21,031	17,797

	234,561	168,669
Less-promotional allowances	(13,760)	(10,004)

Net revenues	220,801	158,665

Operating expenses:
Casino	36,628	32,918
Rooms	20,041	14,527
Food and beverage	15,498	9,442
Retail and other	9,506	7,824
Provision for doubtful accounts	3,244	3,721
General and administrative	31,962	26,612
Corporate expense	2,660	2,601
Rental expense	2,451	2,543
Pre-opening and developmental expense	8,379	1,827
Depreciation and amortization	14,781	10,737

	145,150	112,752

Operating income	75,651	45,913

Other income (expense):
Interest income	358	446
Interest expense, net of amounts capitalized	(31,046)	(27,536)
Preferred return on Redeemable Preferred Interest
in Venetian Casino Resort, LLC	(7,150)	–
Other income (expense)	(9)	560

Income before preferred return	37,804	19,383
Preferred return on Redeemable Preferred Interest
in Venetian Casino Resort, LLC	–	(6,363)

Net income	$37,804	$13,020

Basic earnings per share	$37.80	$13.02

Diluted earnings per share	$37.78	$12.98

Dividends declared per share	$7.91	$–

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

LAS VEGAS SANDS, INC.

Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2004	2003

Cash flows from operating activities:
Net income	$37,804	$13,020
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	14,781	10,737
Amortization of debt offering costs and original
issue discount	2,008	1,583
Non-cash preferred return on Redeemable
Preferred Interest in Venetian	7,150	6,363
Loss on disposition of fixed asset	23	156
Provision for doubtful accounts	3,244	3,721
Changes in operating assets and liabilities:
Accounts receivable	(14,838)	(761)
Inventories	64	(96)
Prepaid expenses	(1,122)	594
Other assets	(5,273)	(997)
Accounts payable	1,151	1,570
Accrued interest payable	23,378	23,352
Other accrued liabilities	(13,698)	(6,626)

Net cash provided by operating activities	54,672	52,616

Cash flows from investing activities:
Decrease in restricted cash	43,836	51,870
Notes receivable from stockholders	(8)	–
Capital expenditures	(91,795)	(87,810)

Net cash used in investing activities	(47,967)	(35,940)

Cash flows from financing activities:

Dividends paid to shareholders	(5,003)	–
Repayments on senior secured credit facility-term A	(1,667)	–
Repayments on senior secured credit facility-term B	(625)	(625)
Proceeds from Venetian Intermediate credit facility	10,000	–
Repayments on bank credit facility-revolver	–	(58)
Proceeds from bank credit facility-revolver	–	58
Payments of debt offering costs	(188)	(433)

Net cash provided by (used in) financing activities	2,517	(1,058)

Increase in cash and cash equivalents	9,222	15,618
Cash and cash equivalents at beginning of period	142,360	93,742

Cash and cash equivalents at end of period	$151,582	$109,360

Supplemental disclosure of cash flow information:
Cash payments for interest	$6,266	$3,914

Declared and unpaid dividends included in accrued liablities	$7,104	$–

Property and equipment asset acquisitions included in
accounts payable	$51,094	$49,387

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

LAS VEGAS SANDS, INC.

Notes to Financial Statements

Note 1 Organization and Business of Company

        The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In addition, certain amounts in the 2003 financial statements have been reclassified to conform with the 2004 presentation. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the interim period have been included. The interim results reflected in the unaudited financial statements are not necessarily indicative of expected results for the full year.

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

        The Company has begun extensive design and planning work and has commenced demolition and clearing work on the site of a second similarly sized theme resort on a 15-acre site situated between the Casino Resort and Wynn Las Vegas (the “Phase II Resort”).

        On April 12, 2004, the Company entered into an agreement with General Growth Properties (the “Mall Purchaser”) to sell the Mall and certain other restaurant and retail assets of the Casino Resort for approximately $766.0 million (the “Mall Sale”) and the multi-level retail space of the Phase II Resort for approximately $250.0 million subject to an upward adjustment based on operating income performance. The Mall Sale is subject to customary conditions and is expected to close on May 17, 2004. See “Note 5 – Commitments and Contingencies.”

        The Company is involved in significant litigation relating to the cost of construction of the Casino Resort. See “Note 5 – Commitments and Contingencies”.

        One of the Company’s indirect wholly owned subsidiaries, Venetian Macau, S.A. (“Venetian Macau”), has commenced construction of the Sands Macau casino, a Las Vegas style casino, in the Macau Special Administrative Zone of the People’s Republic of China (the “Macau Casino”). Venetian Macau expects to open the main casino portion of the Macau Casino on May 18, 2004 with the remainder to be opened in June 2004.

        The consolidated financial statements include the accounts of LVSI and its subsidiaries (the “Subsidiaries”), including Venetian Casino Resort, LLC (“Venetian”), Mall Intermediate Holding Company, LLC (“Mall Intermediate”), Grand Canal Shops Mall Subsidiary, LLC (the “New Mall Subsidiary”), Grand Canal Shops II, LLC (the “Mall II Subsidiary”), Grand Canal Shops Mall MM Subsidiary, Inc., Venetian Hotel Operations, LLC (“Mall Construction”), Lido Intermediate Holding Company, LLC (“Lido Intermediate”), Lido Casino Resort Holding Company, LLC, Lido Casino Resort, LLC (the “Phase II Subsidiary”), Lido Casino Resort MM, Inc., Venetian Transport, LLC (“Venetian Transport”), Venetian Venture Development, LLC (“Venetian Venture”), Venetian Venture Development Intermediate Limited (“Venetian Intermediate”), Venetian Venture Development Intermediate I, Venetian Venture Development Intermediate II, Venetian Macau Finance Company, VI Limited, Las Vegas Sands (UK) Limited, Las Vegas Sands (Ibrox) Limited, Las Vegas Sands (Sheffield) Limited, Venetian Macau Limited (“Venetian Macau”), Venetian Macau Holdings Limited, Venetian Marketing, Inc. (“Venetian Marketing”), Venetian Far East Limited and Venetian Operating Company, LLC (“Venetian Operating”) (collectively, and including all other direct and indirect subsidiaries of LVSI, the “Company”). Each of LVSI and the Subsidiaries is a separate legal entity and the assets of each such entity are intended to be available only to the creditors of such entity, except to the extent of guarantees on indebtedness. See “Note 4- Long-Term Debt”.

INDEX

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

        Various Subsidiaries are guarantors or co-obligors of certain indebtedness related to the Casino Resort. See “Note 4 – Long-Term Debt.”

        The Mall II Subsidiary is an indirect, wholly owned subsidiary of LVSI, and owns and operates the Mall. The Mall II Subsidiary was formed on May 31, 2002 and became a successor to the Mall Subsidiary in connection with the refinancing of the Mall’s indebtedness. See “Note 4 – Long-Term Debt.”

        Venetian Macau is an indirect, wholly owned subsidiary of LVSI, and owns and will operate the Macau Casino. See “Note 4 – Long-Term Debt.”

        The Casino Resort is physically connected to the approximately 1.15 million square feet Sands Expo and Convention Center (the “Expo Center”). Interface Group-Nevada, Inc. (“Interface”), the owner of the Expo Center, is beneficially owned by the Principal Stockholder. Venetian, the Mall II Subsidiary, and Interface transact business with each other and are parties to certain agreements.

Note 2 Stockholders’Equity and Per Share Data

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

        During the first quarter of 2002, the Company entered into a stockholders’ agreement (the “Stockholders’ Agreement”) with the employees to whom options were granted (the “Additional Stockholders”) and the Principal Stockholder. The Stockholders’ Agreement restricts the ability of the Additional Stockholders and any of their permitted transferees who have agreed to be bound by the terms and conditions of the agreement to sell, assign, pledge, encumber, or otherwise dispose of any shares of common stock of LVSI, except in accordance with the provisions of the Stockholders’ Agreement. If at any time before LVSI completes an initial public offering, the Principal Stockholder wishes to sell 20% or more of his ownership interest in LVSI to any third party transferee, each Additional Stockholder shall have the right to participate in such sale on the same terms as those offered to the Principal Stockholder. The Additional Stockholders also have certain piggyback registration rights. Finally, if at any time prior to the completion by LVSI of an initial public offering LVSI wishes to issue any new securities, the Additional Stockholders will have the right to purchase that number of shares of LVSI common stock, at the proposed purchase price of the new securities, such that the Additional Stockholders’ percentage ownership of LVSI would remain the same following such issuance.

        Basic and diluted income per share are calculated based upon the weighted average number of shares outstanding. In the first quarter of 2002, the Company completed a stock split whereby the number of shares of common stock outstanding was increased from 925,000 to 1,000,000. At the time of the stock split, the Principal Stockholder maintained 100% ownership of the Company’s common stock. All references to share and per share data herein have been adjusted retroactively to give effect to the increase in shares of common stock outstanding to 1,000,000. As of March 31, 2004, there were unexercised options to purchase 2,000 shares of the Company’s common stock. The impact of the unexercised options to purchase shares of the Company’s common stock have been included in the computation of diluted earnings per share for the three months ended March 31, 2004 and March 31, 2003.

INDEX

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 2 Stockholders' Equity and Per Share Data (Continued)

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

        Had the Company accounted for the plan under the fair value method allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003

Net income, as reported	$37,804	$13,020
Deduct: Total stock-based employee
compensation expense determined under
the minimum value method for all
awards, net of related tax effects	–	–

Pro forma net income	$37,804	$13,020

Basic earnings per share, as reported	$37.80	$13.02

Basic earnings per share, pro-forma	$37.80	$13.02

Diluted earnings per share, as reported	$37.78	$12.98

Diluted earnings per share, pro-forma	$37.78	$12.98

Note 3 Property and Equipment

        Property and equipment consists of the following (in thousands):

	March 31, 2004	December 31, 2003

Land and land improvements	$121,214	$121,195
Building and improvements	1,168,756	1,157,784
Equipment, furniture, fixtures and leasehold improvements	191,866	186,485
Construction in progress	244,271	167,235

	1,726,107	1,632,699
Less: accumulated depreciation and amortization	(215,233)	(200,523)

	$1,510,874	$1,432,176

        During the three month period ended March 31, 2004 and March 31, 2003, the Company capitalized interest expense of $1.2 million and $2.0 million, respectively.

INDEX

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 3 Property and Equipment (Continued)

        As of March 31, 2004, construction in progress represented design, pre-development, and construction costs for the Macau Casino, design and shared facilities cost for the Phase II Resort and on-going capital improvement projects at the Casino Resort.

Note 4 Long-Term Debt

        Long-term debt consists of the following (in thousands):

	March 31, 2004	December 31, 2003

Indebtedness of the Company and its Subsidiaries
other than the Mall II and Macau Subsidiaries:

11% Mortgage Notes, due June 15, 2010	$850,000	$850,000
Senior Secured Credit Facility - Term B	245,625	246,250
Senior Secured Credit Facility - Term A	46,667	48,333
FF&E Credit Facility	14,400	14,400

Indebtedness of the Mall II Subsidiary:

Secured Mall Facility	120,000	120,000

Indebtedness of the Macau Subsidiaries:

Venetian Macau Senior Secured Notes - Tranche A	75,000	75,000
Venetian Macau Senior Secured Notes - Tranche B	45,000	45,000
Venetian Intermediate Credit Facility	50,000	40,000

	1,446,692	1,438,983

Less: current maturities	(14,067)	(12,633)

Total long-term debt	$1,432,625	$1,426,350

        On June 4, 2002, the Company completed a series of refinancing transactions (collectively, the “Refinancing Transactions”) including: (1) the issuance of $850.0 million in aggregate principal amount of 11% mortgage notes due 2010 (the “Mortgage Notes”) in a private placement; (2) entering into a new senior secured credit facility (the “Senior Secured Credit Facility”) with a syndicate of lenders in an aggregate amount of $375.0 million; and (3) entering into a secured mall facility (the “Secured Mall Facility”) in an aggregate amount of $105.0 million, which was subsequently increased to $120.0 million on June 28, 2002. The Company used the proceeds of the Refinancing Transactions to repay, redeem, or repurchase all of its previously outstanding indebtedness, to finance the construction and development of the Phase IA Addition and to pay all fees and expenses associated with the Refinancing Transactions.

INDEX

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 4 Long-Term Debt (Continued)

Mortgage Notes

        The Mortgage Notes bear interest at 11%, payable each June 15th and December 15th. The Mortgage Notes are secured by second priority liens on certain assets of the Company (the personal property and the real estate improvements that comprise the hotel, the casino, and the convention space, with certain exceptions). The Mortgage Notes are redeemable at the option of LVSI and Venetian at prices ranging from 100% to 105.5% commencing on or after June 15, 2006, as set forth in the Mortgage Notes and the indenture pursuant to which the Mortgage Notes were issued (the “Indenture”). Prior to June 15, 2006, LVSI and Venetian may redeem the Mortgage Notes at their principal amount plus an applicable make-whole premium. Upon a change of control (as defined in the Indenture), each Mortgage Note holder may require LVSI and Venetian to repurchase such Mortgage Notes at 101% of the principal amount thereof plus accrued interest and other amounts which are then due, if any. On or prior to June 15, 2005, the Company may redeem up to 35% of the Mortgage Notes with the net cash proceeds of one or more offerings of equity securities at a redemption price of 111% of the principal amount of the Mortgage Notes, plus accrued and unpaid interest. Upon an event of loss or certain asset sales, the Company may also be required to offer to purchase all or a portion of the Mortgage Notes with the proceeds of such event of loss or sale. The Mortgage Notes are not subject to a sinking fund requirement. The Mortgage Notes have been registered under the Securities Act of 1933, as amended (the “Securities Act”).

        As a result of the consummation of the Mall Sale, which is currently expected to occur on May 17, 2004, LVSI and Venetian will be obligated to use the Excess Proceeds (as defined under the Indenture) from the Mall Sale to make an offer to purchase the maximum principal amount of Mortgage Notes that may be purchased out of the Excess Proceeds of the Mall Sale at an offer price in cash equal to 100% of the principal amount of the Mortgage Notes, plus accrued and unpaid interest and liquidated damages, if any, to the closing date of the offer (the “Asset Sale Offer”). The Company currently intends to make such an Asset Sale Offer as soon as practicable following the consummation of the Mall Sale.

Senior Secured Credit Facility

        The Senior Secured Credit Facility provides for a $250.0 million single draw senior secured term loan facility (the “Term B Facility”), a $50.0 million senior secured delayed draw facility (the Term A Facility”), and a $75.0 million senior secured revolving facility (the “Revolving Facility”). The net proceeds from the Term A and Term B Facilities of $235.0 million were deposited into a disbursement account for the Phase IA Addition, invested in cash or permitted investments, pledged to a disbursement agent for the Senior Secured Credit Facility lenders and used as required for Phase IA Addition project costs under disbursement terms specified in the Senior Secured Credit Facility. As of March 31, 2004 all funds had been drawn.

        The Term B Facility matures on June 4, 2008 and is subject to quarterly amortization payments in the amount of $625,000 from September 30, 2002 until September 30, 2007, followed by four equal quarterly amortization payments of $59.4 million until the maturity date. The Term A Facility was drawn in full on May 26, 2003, matures on June 4, 2007, and is subject to quarterly amortization payments commencing on March 31, 2004 in the amount of $1,666,667 for three quarters, $2,500,000 for the succeeding four quarters, $3,750,000 for the next four quarters and $5,000,000 for the final four quarters.

        The Revolving Facility matures on June 4, 2007 and has no interim amortization. No amounts had been drawn under the Revolving Facility as of March 31, 2004. However, as described below, LVSI has guaranteed borrowings under a $50 million credit facility of its wholly owned subsidiary Venetian Intermediate, to fund construction and development costs of the Macau Casino. These guarantees are supported by $50 million of letters of credit to be issued under the Revolving Facility, all of which had been issued as of March 31, 2004. In addition, LVSI guaranteed funding of certain cost overruns of the Macau Casino as further described in Note 5. This guaranty is supported by a $10 million letter of credit, which was issued under the Revolving Facility during January 2004. As a result of the issuance of these letters of credit, the amount available for working capital loans under the Revolving Facility is $15.0 million as of March 31, 2004.

INDEX

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 4 Long-Term Debt (Continued)

        All amounts outstanding under the Senior Secured Credit Facility bear interest at the option of the Company at the prime rate plus 2% per annum, or at the reserve adjusted Eurodollar rate plus 3% per annum. Since the substantial completion of the Phase IA Addition, the applicable margin for amounts outstanding under the Term A Facility and the Revolving Facility is determined by a grid based upon a leverage ratio. The leverage ratio is calculated as the ratio of consolidated total debt as of the last day of each fiscal quarter to EBITDA (as defined in the Senior Secured Credit Facility) for the four-fiscal quarter period ending on such date. Commitment fees equal to 0.50% per annum of the daily average unused portion of the commitment under the Revolving Facility are payable quarterly in arrears. The average interest rate for the Senior Secured Credit Facility was 4.2% during the three months ended March 31, 2004.

        The Senior Secured Credit Facility is secured by a first priority lien on certain assets of the Company (the personal property and the real estate improvements that comprise the hotel, the casino, and the convention space, with certain exceptions). The Senior Secured Credit Facility contains affirmative, negative, and financial covenants including limitations on indebtedness, liens, investments, guarantees, restricted junior payments, mergers and acquisitions, sales of assets, leases, transactions with affiliates and scope-changes and modifications to material contracts. Additionally, the Company is required to comply with certain financial ratios and other financial covenants including total debt to EBITDA ratios, EBITDA to interest coverage ratios, minimum net worth covenants and maximum capital expenditure limitations. At March 31, 2004, the Company was in compliance with all required covenants and ratios under the Senior Secured Credit Facility.

        Pursuant to the terms of the Senior Secured Credit Facility, the Company is also required to maintain certain funds in escrow for insurance and property taxes. At March 31, 2004, $2.1 million was held by the lenders’ agent in escrow for these purposes. The amounts in escrow are classified as restricted cash in the accompanying financial statements.

        The Company has obtained an amendment or waiver to its Senior Secured Credit Facility (the “Bank Amendment”) to, among other things; permit the consummation of the Mall Sale, the purchase of a parcel of real property adjacent to the Casino Resort and waiving any events of default resulting therefrom. The parcel will be used either as a parking lot for the Phase II Resort or for constructing additional convention space. The Bank Amendment also permit the Company to use the proceeds from the Mall Sale to repurchase Mortgage Notes tendered pursuant to the Asset Sale Offer.

FF&E Financing

        In September 2003, the Company and a lender entered into a credit facility (the “FF&E Credit Facility”) to provide $15.0 million of financing for the Phase IA Addition. The proceeds from the FF&E Credit Facility were used to finance certain furniture, fixtures and equipment (the “Specified FF&E”) for the Phase IA Addition and the facility is secured by the specified FF&E. The FF&E Credit Facility provides for a 60-month basic term loan. Interest on the term loan is three month LIBOR plus 3.00% and is payable quarterly. The FF&E Credit Facility is subject to nineteen quarterly amortization payments of $600,000 beginning January 1, 2004, and one final payment of $3,600,000 on October 1, 2008. The average interest rate for the FF&E Credit Facility was 4.1% during the three months ended March 31, 2004.

INDEX

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 4 Long-Term Debt (Continued)

Secured Mall Facility

        In June 2002, the Company also entered into an agreement (the “Secured Mall Facility”) with certain lenders to provide for a $105.0 million loan (subsequently increased to $120.0 million on June 28, 2002) to the Mall II Subsidiary. The initial $105.0 million of proceeds (net of financing costs) from the Secured Mall Facility, along with the proceeds of a $37.9 million capital contribution in Mall II Subsidiary by Venetian, were used to repay certain Mall indebtedness pursuant to the Refinancing Transactions and costs previously owed by the Mall Subsidiary. Upon the consummation of the Refinancing Transactions, the assets of the Mall were transferred to the Mall II Subsidiary, the borrower under the Secured Mall Facility. The additional $15.0 million of proceeds (net of financing costs) were distributed to Venetian and used for general corporate purposes. The indebtedness under the Secured Mall Facility is secured by a first priority lien on the assets that comprise the Mall (the “Mall Assets”). The average interest rate for the Secured Mall Facility was 3.0% during the three months ended March 31, 2004.

        The amounts outstanding under the Secured Mall Facility bear interest at the adjusted one month Eurodollar rate plus 1.875% per annum. Interest is paid monthly and there is no scheduled principal amortization. The Secured Mall Facility is due in full on June 10, 2005 and provides for two one-year extensions at the option of the Company, subject to certain criteria. The Secured Mall Facility contains affirmative, negative, and financial covenants including net operating income performance standards. Failure to meet these financial covenants in certain circumstances allows the lenders’ agent to control collection of rents, to approve operating budgets and provides for a cash sweep of excess cash flow to reduce amounts outstanding under the Secured Mall Facility.

        The Company is required to maintain an interest rate cap agreement to limit the impact of increases in interest rates on its floating rate debt derived from the Secured Mall Facility. To meet the requirements of the Secured Mall Facility, the Company entered into a cap agreement during June 2002 (the “Mall Cap Agreement”) that resulted in a premium payment to counterparties based upon notional principal amounts for a term equal to the term of the Secured Mall Facility. The provisions of the Mall Cap Agreement entitle the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rates stated in such agreement. There was no net effect on interest expense as a result of the Mall Cap Agreement for the three months ended March 31, 2004. The notional amount of the Mall Cap Agreement (which expires on June 28, 2005) at March 31, 2004 was $120.0 million.

        The Secured Mall Facility will be fully paid off with the proceeds from the Mall Sale.

Venetian Intermediate Credit Facility

        As further described in Note 5, Venetian Macau is currently constructing the Macau Casino, which it expects to complete by June 2004. On March 27, 2003, Venetian Intermediate entered into a credit agreement (“Venetian Intermediate Credit Agreement”) with a lender to provide $50.0 million of financing for the Macau Casino. Venetian Intermediate owns 100% of Venetian Macau. The obligations under the loans to be made under the Venetian Intermediate Credit Agreement are guaranteed by the Company and Venetian and supported by letters of credit to be issued under the Revolving Facility in favor of the Venetian Intermediate Credit Agreement lenders. As a result of the issuance of the letters of credit, the amounts available for working capital loans under the Revolving Facility have been reduced on a dollar for dollar basis. The amounts outstanding under the Venetian Intermediate Credit Facility bear interest at the base rate or the adjusted Eurodollar rate plus 0.5% per annum. Interest is payable on the base rate loans on a quarterly basis and is payable on Eurodollar loans at the end of the applicable interest period, and there is no scheduled principal amortization. The credit facility is due in full on March 27, 2006. As of March 31, 2004, $50.0 million was outstanding under the Venetian Intermediate Credit Agreement and was supported by $50.0 million of letters of credit issued under the Revolving Facility. The average interest rate was 1.7% for the three months ended March 31, 2004.

INDEX

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 4 Long-Term Debt (Continued)

Venetian Macau Senior Secured Notes

        On August 21, 2003, a wholly owned subsidiary of Venetian Macau, Venetian Macau Finance Company issued $120.0 million in aggregate principal amount of floating rate senior secured notes due August 2008 (the “Venetian Macau Senior Secured Notes”). The Venetian Macau Senior Secured Notes issued by Venetian Macau Finance Company are guaranteed by Venetian Macau. All assets of Venetian Macau and its subsidiaries secure the Venetian Macau Senior Secured Notes and restrictions have been placed on the payment of dividends to LVSI from Venetian Macau and its subsidiaries. As a result of the restrictions, approximately $73.9 in net assets for the Venetian Macau at March 31, 2004 are not available at the parent level and are considered to be restricted net assets of subsidiaries at such date.

        $75.0 million in aggregate principal amount of the Venetian Macau Senior Secured Notes bear interest at the rate of three month U.S. dollar LIBOR plus 3.25%, payable quarterly (“Tranche A Notes”), and $45 million in aggregate principal amount of the Venetian Macau Senior Secured Notes bear interest at the rate of three month U.S. dollar LIBOR plus 4.00%, payable quarterly (“Tranche B Notes”). The Tranche A Notes have a mandatory redemption of $7.5 million on August 21, 2005, $11.2 million on August 21, 2006, $18.8 million on August 21, 2007, and $37.5 million on August 21, 2008. The Tranche B Notes have no interim amortization and are due in full on August 21, 2008. The average interest rate on the Venetian Macau Senior Secured Notes was 4.8% during the three months ended March 31, 2004.

        As of March 31, 2004, approximately $73.9 million of these proceeds remained unused. Venetian Macau is currently in the process of seeking consents from the holders of the Venetian Macau Senior Secured Notes to permit the creation of a junior lien on Venetian Macau’s rights over the land upon which the Macau Casino is being constructed in Macau to support the guarantee being issued by the Macau bank under Venetian Macau’s subconcession and described in Note 5 below.

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

Redeemable Preferred Interest in Venetian Casino Resort, LLC

        Interface Holding owns $77.1 million Series B Preferred Interest in Venetian. The rights of the Series B Preferred Interest include the accrual of a preferred return of 12% from June 30, 1997. Until the indebtedness under the Senior Secured Credit Facility is repaid and cash payments are permitted under the restricted payment covenants of the Indenture, the preferred return on the Series B Preferred Interest will accrue but will not be paid in cash. Commencing June 30, 2011, distributions must be made to the extent of the positive capital account of the holder. During the second and third quarters of 1999, Interface Holding contributed $37.3 million and $7.1 million, respectively, in cash in exchange for an additional Series B Preferred Interest. During the three month period ended March 31, 2004 and March 31, 2003, $7.2 million and $6.4 million, respectively, were accrued on the Series B Preferred Interest related to the contributions made. Since 1997, no distributions of preferred interest or preferred return have been paid on the Series B Preferred Interest.

        In May 2003, the Financial Accounting Standards Board issued Statement No. 150 (“SFAS 150”) “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Company is considered a non-public entity, as defined by SFAS 150 because its equity securities are not listed on a public exchange. Accordingly, for the Company, the provisions of SFAS 150 became effective during the quarter ending March 31, 2004. As a result of the adoption of SFAS 150, the Series B Preferred Interest in Venetian is now presented as a liability and dividends are presented as interest expense of the Company.

INDEX

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

INDEX

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 5 Commitments and Contingencies (Continued)

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

        In June 2000, the Company purchased an insurance policy (the “Insurance Policy”) for loss coverage in connection with all litigation relating to the construction of the Casino Resort (the “Construction Litigation”). Under the Insurance Policy, the Company will self-insure $45.0 million and the insurer will insure up to $80.0 million of any covered losses. The Insurance Policy provides coverage for any amounts determined in the Construction Litigation to be owed to the Construction Manager or its subcontractors relating to claimed delays, inefficiencies, disruptions, lack of productivity/unauthorized overtime or schedule impact, allegedly caused by the Company during construction of the Casino Resort, as well as any defense costs.

        On June 3, 2003, an approximate 10-month trial was concluded in the State Court Action when a jury returned a verdict, which awarded the Construction Manager approximately $44.0 million in additional costs under the Construction Management Contract and awarded the Company approximately $2.0 million in damages for defective and incomplete work performed by the Construction Manager. The verdict also returned a defense verdict in favor of the Company on the Construction Manager’s fraud claim, and denied the Construction Manager’s claim for punitive damages. The verdict did not address pre-judgment interest and reimbursement of attorney’s costs, which are being sought from the State Court by both parties.

        The judge in the State Court Action arguably entered judgment on the verdict on December 24, 2003. The Company has filed motions requesting that the State Court reconsider the entry of the judgment, and stay the verdict until the conclusion of the Arbitration Proceedings, which proceedings the Company contends must be considered in determination of any final award between the parties. The Company believes that results of the Arbitration Proceedings will result in the lowering of the verdict that was awarded to the Construction Manager in the State Court Action and will provide a basis to increase the amount that was awarded to the Company. As of May 13, 2004, the state court had not yet ruled on these motions.

        While there are pending subcontractor claims against the Construction Manager and the Company and related claims for indemnity by and against the Construction Manager, the Company believes that all such claims asserted against the Company in those actions will be subsumed within the verdict in the State Court Action and that the Company’s liability will be limited to the amount of any final judgment which may be ultimately entered in the State Court Action. If a judgment for the Construction Manager is entered on the verdict and such a judgment can be executed upon by the Construction Manager following the resolution of all appeals, the Company believes its payment of such a judgment shall be in satisfaction of and shall be capped at its $45.0 million self-insurance requirement under the Insurance Policy. The Company intends to seek an elimination or reduction of the Construction Manager’s and its subcontractors’ mechanic’s liens in an amount to be consistent with any final judgment on the verdict.

INDEX

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 5 Commitments and Contingencies (Continued)

        Notwithstanding the entry of judgment in the State Court Action, the Company has continued to pursue certain claims in the Arbitration Proceedings to determine, among other things, the impact of certain changes which determination by the arbitrator the Company believes may provide a basis for reducing the amount awarded to the Construction Manager in the State Court Action and raising the amount of the verdict for the Company or otherwise establishing offsetting claims for the Company against the Construction Manager. The Company also intends to pursue additional affirmative claims in the Federal Court Action and in other proceedings that were not resolved by the verdict in the State Court Action. Because of the magnitude of remaining open items in the Arbitration Proceedings, which the Company believes must be considered in any ultimate award between the parties the Company is not able to determine with any reasonable certainty the value of such claims or the probability of success on such claims at this time. Accordingly, no accrual for a liability has been reflected in the accompanying financial statements for this matter, other than approximately $7.2 million, which the Company had previously accrued in 1999 for unpaid construction costs and which have not yet been paid pending outcome of the litigation.

        Based on the recent judgment in the State Court Action and the remaining open items in the Arbitration Proceedings, the Company estimates that its range of loss in this matter is from none (or a gain if all remaining matters are determined in the Company’s favor and considering the existing accrual of approximately $7.2 million for unpaid construction costs) to approximately $70.0 million (see below) if the Company were to lose all remaining arbitration matters and related pending actions and appeals that counsel has advised are possible of loss, and which are not already included in the State Court Action.  Such range of loss is before attorney costs and interest, which have not yet been considered by the State Court and the total amounts of which cannot currently be quantified.  While the range of loss is possibly as high as $70.0 million, (the original verdict of $42.0 million plus $28.0 million, representing all remaining indemnity claims and arbitration matters), plus attorney’s fees and interest, the Company believes the Insurance Policy will provide coverage of in excess of the Company’s insured retention of $45.0 million and up to total loss of $125.0 million as further defined in the Insurance Policy. At this time, no amount within the range of loss can be reasonably determined as an estimated loss.  It is possible that the Arbitration Proceedings will be concluded (or interim decisions rendered) in the near future, at which time an estimate of loss could be determined.  Such loss could be material to the Company’s results of operations in the period that the estimate is recorded.

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

INDEX

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 5 Commitments and Contingencies (Continued)

        Under the subconcession agreement, Venetian Macau is obligated to develop and open the Macau Venetian Casino Resort by June 2006 and invest, or cause to be invested, at least 4.4 billion patacas (approximately $566.5 million at exchange rates in effect on March 31, 2004) in various development projects in Macau by June 2009. The construction and development costs of the Macau Casino will be applied to the fulfillment of this total investment obligation to the Macau government. The Company currently estimates the total cost of constructing, developing, and operating the Macau Casino, including design costs, construction costs, equipment costs, working capital and pre-opening expenses, will be approximately $257.9 million, all of which qualifies to meet the investment obligation to the Macau government. Assuming that all of the current estimated construction and development costs of the Macau Casino are applied towards fulfilling the investment obligations under the subconcession agreement, remaining investment obligations under the subconcession agreement will be approximately $308.6 million. It is expected that the construction and development costs of the Macau Venetian Casino Resort will satisfy the remainder of this obligation. To support this obligation, a Macau bank and a subsidiary of the Company, Lido Casino Resort Holding Company, LLC, have guaranteed 500 million patacas (approximately $64.4 million at exchange rates in effect on March 31, 2004) of Venetian Macau’s legal and contractual liabilities to the Macau government until March 31, 2007. Venetian Macau is currently in the process of seeking consents from the holders of the Venetian Macau Senior Secured Notes to permit the creation of a junior lien on Venetian Macau’s rights over the land upon which the Macau Casino is being constructed in Macau to support the guarantee being issued by the Macau bank under the Venetian Macau subconcession.

        Venetian Macau’s development and investment obligations under its subconcession agreement may be satisfied by Venetian Macau and/or its affiliates, including the Company.

        As of March 31, 2004, approximately $141.8 million of the costs relating to the Macau Casino had been expended. The Company anticipates funding the remaining estimated costs of construction from a combination of the following sources:

•	net proceeds from the issuance and sale of $120 million in aggregate principal amount of the Venetian Macau Senior Secured Notes. As of March 31, 2004, approximately $73.9 million of these proceeds remained unused;

•	operating cash flow of the Company (although the Senior Secured Credit Facility and the Indenture for the Mortgage Notes limit the Company’s ability to make investments in the Macau projects); as of March 31, 2004 the Company had the ability to invest approximately $55.8 million in unrestricted subsidiaries (including the Macau Subsidiaries);

•	borrowings under the $20.0 million Macau Revolver. As of March 31, 2004, nothing had been drawn on the Macau Revolver;

•	a completion guaranty issued by LVSI and Venetian, guaranteeing payment of certain costs of the Macau Casino in excess of available funds (the “Completion Guaranty”). The Completion Guaranty is supported by a $10.0 million letter of credit issued in January 2004 under the Company’s Senior Secured Credit Facility (See Note 4 – Senior Secured Credit Facility). The remainder of the Completion Guaranty is expected to be funded by borrowings of up to $15.0 million under the Macau Revolver;

INDEX

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued

Note 5 Commitments and Contingencies (continued)

•	borrowings under proposed furnishings, fixtures & equipment facilities and vendor financings which the Company expects to be able to enter into in the aggregate principal amount of $25.0 million (the “FF&E Facilities”) to finance certain equipment and other assets of the Macau Casino. If Venetian Macau is unable to obtain the FF&E Facilities or vendor financing, LVSI, Venetian or another of their subsidiaries have agreed to either:

—	purchase, or cause to be purchased assets with a cost of up to $25.0 million and enter into lease or other arrangements with Venetian Macau or

—	otherwise assist Venetian Macau in securing such facilities, including by issuing guarantees in connection with any such facilities or otherwise lending such amounts to Venetian Macau for purposes of securing such equipment

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

         Other Ventures and Commitments

        During 2003, the Company entered into three lease termination and asset purchase agreements with Mall tenants. The first agreement provided for payments by the Company to a tenant of $800,000 during 2003, with 27 additional annual payments of $400,000, thereafter. The second agreement provided for an initial deposit of $5.0 million, which was paid by the Company during May 2003 and 15 subsequent monthly payments totaling $10.0 million beginning January 2004 plus interest at 6% per annum. The lease termination and asset transfer is expected to be completed during May 2004. The subsequent monthly payments commenced beginning January 2004. The third agreement and asset purchase agreement provided for an initial payment of $500,000 during 2003 and subsequent quarterly payments of $62,500 for ten years. In each case, the Company has obtained title to leasehold improvements and other fixed assets, which were originally purchased by the Mall tenants, and which have been recorded at estimated fair market value, which approximated the discounted present value of the Company’s obligation to the former tenants.

INDEX

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued

Note 5 Commitments and Contingencies (continued)

         Mall Sale and Related Matters

        On April 12, 2004, the Company entered into an agreement with the Mall Purchaser to sell the Mall and certain restaurant and other retail assets of the Casino Resort for approximately $766 million and the multi-level retail space of the Phase II Resort for approximately $250.0 million subject to an upward adjustment based on operating income performance. The Mall Sale is subject to customary conditions and is expected to close on May 17, 2004. As of March 31, 2004, the Mall II Subsidiary had total assets of $173.4 million and total liabilities of $130.3 million. In conjunction with the Mall Sale, the Company must pay off the existing $120.0 million Secured Mall Facility. The agreement also provides for the Casino Resort to lease nineteen spaces currently occupied by various tenants to the Mall Purchaser for 89 years with annual rent of one dollar per year and the Mall Purchaser will assume the various leases. In addition the Company will: (i) continue to be obligated to fulfill certain lease termination and asset purchase agreements; (ii) lease the C2K Showroom space located within the Mall from the Mall Purchaser for a period of 25 years with fixed minimum rent of $3.3 million per year with cost of living adjustments; (iii) operate the Gondola ride under an operating agreement for a period of 25 years for an annual fee of $3.5 million; and (iv) lease certain office space from the Mall Purchaser for a period of 10 years, subject to extension options for a period of up to 65 years, with annual rent of $860,350. The lease payments under clauses (ii) through (iv) above are subject to automatic increases beginning on the sixth lease year.

        As a result of the consummation of the Mall Sale, the Company will also be obligated to use the Excess Proceeds from the Mall Sale to make the Asset Sale Offer. The Company currently intends to make such an Asset Sale Offer as soon as practicable following the consummation of the Mall Sale.

         Other

        The Company entered into a joint venture to develop a new restaurant in the Casino Resort and has contributed $7.4 million of capital into the joint venture. Such contributions were comprised of $5.4 million of property, plant, and equipment and $2.0 million was comprised of leasehold improvements. The investment was funded during the fourth quarter of 2003 and the first quarter of 2004 through available cash flow provided by operating activities of the Casino Resort. The restaurant opened during January 2004.

Note 6 Summarized Financial Information

        LVSI and Venetian are co-obligors of the Mortgage Notes and the indebtedness under the Senior Secured Credit Facility and are jointly and severally liable for such indebtedness. Venetian, Mall Intermediate, Mall Construction, Lido Intermediate, Venetian Venture, Venetian Athens, Venetian Marketing and Venetian Operating (collectively, the “Subsidiary Guarantors”) are subsidiaries of LVSI, all of the capital stock of which is owned by LVSI and Venetian. The Subsidiary Guarantors have jointly and severally guaranteed (or are co-obligors of) such debt on a full and unconditional basis. The Mall is owned by the Mall II Subsidiary, a non-guarantor subsidiary which is the borrower under the Secured Mall Facility. The Macau Casino is owned by Venetian Macau, a non-guarantor subsidiary which is the guarantor for the Venetian Macau Senior Secured Notes.

        Separate financial statements and other disclosures concerning each of Venetian and the Subsidiary Guarantors are not presented below because management believes that they are not material to investors. The following information represents the summarized financial information of LVSI, Venetian, the Subsidiary Guarantors and the non-guarantor subsidiaries on a combined basis as of March 31, 2004 and December 31, 2003, and for the three month periods ended March 31, 2004 and March 31, 2003. In addition, certain amounts in the 2003 information have been reclassified to conform with the 2004 presentation.

INDEX

LAS VEGAS SANDS, INC.

Notes to Financial Statements (continued)

Note 6 Summarized Financial Information (continued)

	CONDENSED BALANCE SHEETS March 31, 2004

	Las Vegas Sands, Inc.	Venetian Casino Resort LLC	Other Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total

Cash and cash equivalents	$75,328	$25,779	$4	$50,471	$–	$151,582
Restricted cash and cash equivalents	–	2,119	–	39,165	–	41,284
Intercompany receivable	–	56,387	–	–	(56,387)	–
Accounts receivable, net	33,233	29,720	–	1,183	–	64,136
Inventories	–	6,029	–	–	–	6,029
Prepaid expenses	478	3,467	–	639	–	4,584

Total current assets	109,039	123,501	4	91,458	(56,387)	267,615

Property and equipment, net	4,269	1,098,099	–	408,506	–	1,510,874
Investment in subsidiaries	1,106,192	170,881	–	–	(1,277,073)	–
Deferred offering costs, net	–	29,191	–	7,478	–	36,669
Restricted cash and cash equivalents	–	–	–	37,382	–	37,382
Other assets, net	6,613	18,192	–	14,738	–	39,543

	$1,226,113	$1,439,864	$4	$559,562	$(1,333,460)	$1,892,083

Accounts payable	$8,982	$5,850	$–	$1,310	$–	$16,142
Construction payables	–	6,542	–	37,320	–	43,862
Construction payables-contested	–	7,232	–	–	–	7,232
Intercompany payables	31,131	–	–	25,256	(56,387)	–
Accrued interest payable	–	27,420	–	767	–	28,187
Other accrued liabilities	16,410	65,888	–	2,949	–	85,247
Current maturities of long-term debt(1)	14,067	14,067	–	–	(14,067)	14,067

Total current liabilities	70,590	126,999	–	67,602	(70,454)	194,737

Other long-term liabilities	–	833	–	5,513	–	6,346
Redeemable Preferred Interest in Venetian Casino
Resort, LLC a wholly owned subsidiary	–	245,477	–	–	–	245,477
Long-term debt(1)	1,142,625	1,142,625	–	290,000	(1,142,625)	1,432,625

	1,213,215	1,515,934	–	363,115	(1,213,079)	1,879,185

Stockholders' equity (deficit)	12,898	(76,070)	4	196,447	(120,381)	12,898

	$1,226,113	$1,439,864	$4	$559,562	$(1,333,460)	$1,892,083

(1)     As more fully described in Note 4 Long-Term Debt, LVSI and Venetian are co-obligors of certain of the Company’s indebtedness. Accordingly, such indebtedness has been presented as an obligation of both entities in the above balance sheets.

INDEX

LAS VEGAS SANDS, INC.

Notes to Financial Statements (continued)

Note 6 Summarized Financial Information (continued)

	CONDENSED BALANCE SHEETS December 31, 2003

	Las Vegas Sands, Inc.	Venetian Casino Resort LLC	Other Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total

Cash and cash equivalents	$73,049	$29,549	$5	$39,757	$–	$142,360
Restricted cash and cash equivalents	–	2,121	–	34,237	–	36,358
Intercompany receivable	–	48,016	–	–	(48,016)	–
Accounts receivable, net	28,772	22,592	–	1,178	–	52,542
Inventories	–	6,093	–	–	–	6,093
Prepaid expenses	687	1,886	–	889	–	3,462

Total current assets	102,508	110,257	5	76,061	(48,016)	240,815

Property and equipment, net	4,687	1,101,726	–	325,763	–	1,432,176
Investment in subsidiaries	1,078,595	152,494	–	–	(1,231,089)	–
Deferred offering costs, net	–	30,513	–	7,976	–	38,489
Restricted cash and cash equivalents	–	–	–	86,144	–	86,144
Other assets, net	3,922	18,894	–	11,454	–	34,270

	$1,189,712	$1,413,884	$5	$507,398	$(1,279,105)	$1,831,894

Accounts payable	$2,076	$11,778	$–	$1,137	$–	$14,991
Construction payables	–	10,330	–	31,825	–	42,155
Construction payables-contested	–	7,232	–	–	–	7,232
Intercompany payables	16,526	–	–	31,490	(48,016)	–
Accrued interest payable	–	3,896	–	913	–	4,809
Other accrued liabilities	29,116	63,341	–	3,483	–	95,940
Current maturities of long-term debt(1)	12,633	12,633	–	–	(12,633)	12,633

Total current liabilities	60,351	109,210	–	68,848	(60,649)	177,760

Other long-term liabilities	–	883	–	5,562	–	6,445
Long-term debt(1)	1,146,350	1,146,350	–	280,000	(1,146,350)	1,426,350

	1,206,701	1,256,443	–	354,410	(1,206,999)	1,610,555

Redeemable Preferred Interest in Venetian Casino
Resort, LLC a wholly owned subsidiary	–	238,328	–	–	–	238,328

Stockholders' equity (deficit)	(16,989)	(80,887)	5	152,988	(72,106)	(16,989)

	$1,189,712	$1,413,884	$5	$507,398	$(1,279,105)	$1,831,894

(1)     As more fully described in Note 4 Long-Term Debt, LVSI and Venetian are co-obligors of certain of the Company’s indebtedness. Accordingly, such indebtedness has been presented as an obligation of both entities in the above balance sheets.

INDEX

LAS VEGAS SANDS, INC.

Notes to Financial Statements (continued)

Note 6 Summarized Financial Information (continued)

	CONDENSED STATEMENT OF OPERATIONS For the three months ended March 31, 2004

	Las Vegas Sands, Inc.	Venetian Casino Resort LLC	Other Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total

Revenues:
Casino	$94,708	$–	$–	$–	$–	$94,708
Rooms	–	85,367	–	–	–	85,367
Food and beverage	–	33,505	–	–	(50)	33,455
Casino rental revenues from LVSI	–	10,824	–	–	(10,824)	–
Retail and other	58	10,520	–	10,892	(439)	21,031

Total revenues	94,766	140,216	–	10,892	(11,313)	234,561
Less promotional allowances	–	(1,596)	–	–	(12,164)	(13,760)

Net revenues	94,766	138,620	–	10,892	(23,477)	220,801

Operating expenses:
Casino	55,203	–	–	–	(18,575)	36,628
Rooms	–	22,050	–	–	(2,009)	20,041
Food and beverage	–	17,867	–	–	(2,369)	15,498
Retail and other	–	5,289	–	4,481	(264)	9,506
Provision for doubtful accounts	3,344	(100)	–	–	–	3,244
General and administrative	1,215	30,606	1	400	(260)	31,962
Corporate expense	1,498	1,162	–	–	–	2,660
Rental expense	121	1,701	–	629	–	2,451
Pre-opening and developmental expense	–	1,354	–	7,025	–	8,379
Depreciation and amortization	525	12,847	–	1,409	–	14,781

	61,906	92,776	1	13,944	(23,477)	145,150

Operating income (loss)	32,860	45,844	(1)	(3,052)	–	75,651

Other income (expense):
Interest income	74	337	–	940	(993)	358
Interest expense, net of amounts capitalized	(17)	(28,047)	–	(3,975)	993	(31,046)
Preferred return on Redeemable Preferred
Interest in Venetian Casino Resort, LLC	(7,150)	–	–	–	–	(7,150)
Other income (expense)	–	–	–	(9)	–	(9)
Income from equity investment in Grand Canal Shops II	70	2,268	–	–	(2,338)	–
Income (loss) from equity investment in VCR and subsidiaries	11,967	(8,435)	–	–	(3,532)	–

Net income	$37,804	$11,967	$(1)	$(6,096)	$(5,870)	$37,804

INDEX

LAS VEGAS SANDS, INC.

Notes to Financial Statements (continued)

Note 6 Summarized Financial Information (continued)

	CONDENSED STATEMENT OF OPERATIONS For the three months ended March 31, 2003

	Las Vegas Sands, Inc.	Venetian Casino Resort LLC	Other Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total

Revenues:
Casino	$73,313	$–	$–	$–	$–	$73,313
Rooms	–	57,491	–	–	–	57,491
Food and beverage	–	20,068	–	–	–	20,068
Casino rental revenue from LVSI	–	10,632	–	–	(10,632)	–
Retail and other	(107)	8,376	–	9,814	(286)	17,797

Total revenue	73,206	96,567	–	9,814	(10,918)	168,669
Less promotional allowances	–	(1,037)	–	–	(8,967)	(10,004)

Net revenues	73,206	95,530	–	9,814	(19,885)	158,665

Operating expenses:
Casino	48,874	–	–	–	(15,956)	32,918
Rooms	–	15,992	–	–	(1,465)	14,527
Food and beverage	–	11,513	–	–	(2,071)	9,442
Retail and other	–	4,444	–	3,629	(249)	7,824
Provision for doubtful accounts	3,421	300	–	–	–	3,721
General and administrative	1,059	25,165	–	532	(144)	26,612
Corporate expense	1,338	1,263	–	–	–	2,601
Rental expense	188	1,709	–	646	–	2,543
Pre-opening and developmental expense	–	–	–	1,827	–	1,827
Depreciation and amortization	444	9,078	–	1,215	–	10,737

	55,324	69,464	–	7,849	(19,885)	112,752

Operating income	17,882	26,066	–	1,965	–	45,913

Other income (expense):
Interest income	76	270	–	100	–	446
Interest expense, net of amounts capitalized	(52)	(26,244)	–	(1,240)	–	(27,536)
Other income	–	580	–	(20)	–	560
Income from equity investment in Grand Canal Shops II	77	2,488	–	–	(2,565)	–
Income (loss) from equity investment in VCR and subsidiaries	1,400	(1,760)	–	–	360	–

Income before preferred return	19,383	1,400	–	805	(2,205)	19,383

Preferred return on Redeemable Preferred
Interest in Venetian Casino Resort, LLC	(6,363)	–	–	–	–	(6,363)

Net income	$13,020	$1,400	$–	$805	$(2,205)	$13,020

INDEX

LAS VEGAS SANDS, INC.

Notes to Financial Statements (continued)

Note 6 Summarized Financial Information (continued)

	CONDENSED STATEMENTS OF CASH FLOWS For the three months ended March 31, 2004

	Las Vegas Sands, Inc.	Venetian Casino Resort LLC	Other Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total

Net cash provided by (used in) operating activities	$12,812	$49,461	$(1)	$(7,600)	$–	$54,672

Cash flows from investing activities:
Decrease in restricted cash	–	2	–	43,834	–	43,836
Notes receivable from stockholders	(8)	–	–	–	–	(8)
Capital expenditures	(130)	(13,008)	–	(78,657)	–	(91,795)
Capital contributions to subsidiaries	(25,000)	(24,555)	–	–	49,555	–

Net cash used in investing activities	(25,138)	(37,561)	–	(34,823)	49,555	(47,967)

Cash flows from financing activities:
Dividends paid to shareholders	–	(5,003)	–	–	–	(5,003)
Capital contribution from Venetian Casino Resort LLC	–	–	–	49,555	(49,555)	–
Repayments on senior secured credit facility-term A	–	(1,667)	–	–	–	(1,667)
Repayments on senior secured credit facility-term B	–	(625)	–	–	–	(625)
Proceeds from Venetian Intermediate credit facility	–	–	–	10,000	–	10,000
Payments of deferred offering costs	–	(4)	–	(184)	–	(188)
Net change in intercompany accounts	14,605	(8,371)	–	(6,234)	–	–

Net cash provided by (used in) financing activities	14,605	(15,670)	–	53,137	(49,555)	2,517

Increase (decrease) in cash and cash equivalents	2,279	(3,770)	(1)	10,714	–	9,222
Cash and cash equivalents at beginning of period	73,049	29,549	5	39,757	–	142,360

Cash and cash equivalents at end of period	$75,328	$25,779	$4	$50,471	$–	$151,582

INDEX

LAS VEGAS SANDS, INC.

Notes to Financial Statements (continued)

Note 6 Summarized Financial Information (continued)

	CONDENSED STATEMENTS OF CASH FLOWS For the three months ended March 31, 2003

	Las Vegas Sands, Inc.	Venetian Casino Resort LLC	Other Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total

Net cash provided by operating activities	$9,334	$35,422	$–	$7,860	$–	$52,616

Cash flows from investing activities:
(Increase) decrease in restricted cash	–	52,654	–	(784)	–	51,870
Capital expenditures	(287)	(74,084)	–	(13,439)	–	(87,810)
Capital contributions to subsidiaries	–	(770)	–	–	770	–

Net cash used in investing activities	(287)	(22,200)	–	(14,223)	770	(35,940)

Cash flows from financing activities:
Capital contribution from Venetian Casino Resort LLC	–	–	–	770	(770)	–
Repayments on senior secured credit facility-term B	–	(625)	–	–	–	(625)
Repayments on bank credit facility-revolver	–	(58)	–	–	–	(58)
Proceeds from bank credit facility-revolver	–	58	–	–	–	58
Payments of deferred offering costs	–	(8)	–	(425)	–	(433)
Net change in intercompany accounts	12,449	(12,941)	–	492	–	–

Net cash provided by (used in) financing activity	12,449	(13,574)	–	837	(770)	(1,058)

Increase (decrease) in cash and cash equivalents	21,496	(352)	–	(5,526)	–	15,618
Cash and cash equivalents at beginning of period	46,746	9,973	6	37,017	–	93,742

Cash and cash equivalents at end of period	$68,242	$9,621	$6	$31,491	$–	$109,360

INDEX

LAS VEGAS SANDS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements, and the notes thereto and other financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. See “–Special Note Regarding Forward-Looking Statements.”

General

        The Company owns and operates the Venetian Casino Resort, a large-scale Renaissance Venice-themed hotel, casino, retail, meeting, and entertainment complex in Las Vegas, Nevada, a major expansion of which was completed and opened for business during the second quarter of 2003. Approximately 76.8% of the Company’s gross revenues in the first quarter of 2004 were derived from gaming and hotel rooms at the Casino Resort of which approximately 40.4% is derived from gaming and 36.4% is derived from hotel rooms. Las Vegas has continued to experience an upward trend in visitation, convention, and trade show attendees, and gaming win, hotel occupancy and hotel average daily room rates. The Casino Resort has benefited from these trends along with low interest rates during 2003 and the first quarter of 2004.

        The Company completed an expansion of the Casino Resort during the second quarter of 2003, which opened for business on June 26, 2003. The expansion included a 1,013-room hotel tower on top of the Casino Resort’s existing parking garage, an approximately 1,000-parking space expansion to the existing parking garage and approximately 150,000 square feet of additional meeting and conference space. Following its expansion, the Casino Resort includes the only all-suites hotel on the Las Vegas Strip with 4,049 suites; a gaming facility of approximately 116,000 square feet; an enclosed retail, dining and entertainment complex of approximately 446,000 net leasable square feet; and a meeting and conference facility of approximately 650,000 square feet. The total cost of the Phase IA Addition construction was approximately $285.0 million, including $9.0 million to expand the Casino Resort’s heating, ventilation and air conditioning facility (the “HVAC Plant Expansion”) to accommodate the Phase IA Addition.

        On April 12, 2004, the Company entered into an agreement with the Mall Purchaser to sell the Mall and certain restaurant and other retail assets of the Casino Resort for approximately $766 million and the multi-level retail space of the Phase II Resort for approximately $250.0 million subject to an upward adjustment based on operating income performance. The Mall Sale is subject to customary conditions and is expected to close on May 17, 2004. As of March 31, 2004, the Mall II Subsidiary had total assets of $173.4 million and total liabilities of $130.3 million. In conjunction with the Mall Sale, the Company must pay off the existing $120.0 million Secured Mall Facility. The agreement also provides for the Casino Resort to lease nineteen spaces currently occupied by various tenants to the Mall Purchaser for 89 years with annual rent of one dollar per year and the Mall Purchaser will assume the various leases. In addition the Company will: (i) continue to be obligated to fulfill certain lease termination and asset purchase agreements; (ii) lease the C2K Showroom space located within the Mall from the Mall Purchaser for a period of 25 years with fixed minimum rent of $3.3 million per year with cost of living adjustments; (iii) operate the Gondola ride under an operating agreement for a period of 25 years for an annual fee of $3.5 million; and (iv) lease certain office space from the Mall Purchaser for a period of 10 years, subject to extension options for a period of up to 65 years, with annual rent of $860,350. The lease payments under clauses (ii) through (iv) above are subject to automatic increases beginning on the sixth lease year.

        The Company has begun extensive design and planning work, and has commenced design, demolition and work on the site of, the Phase II Resort. During the first quarter of 2004, the Company invested $13.5 million toward the development of the Phase II Resort.

INDEX

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

        Venetian Macau began construction of the Macau Casino in December 2002 and expects to open the main casino portion of the Macau Casino on May 18, 2004 and the remainder of the Macau Casino by June 2004. The Company currently estimates that the total cost of constructing, developing, and operating the Macau Casino, including design costs, construction costs, equipment costs, working capital and pre-opening expenses, will be approximately $257.9 million. Through March 31, 2004, the Company has expended pre-opening and developmental expenses and capital expenditures of $141.8 million, in connection with the Macau Casino project. In addition, under the subconcession agreement, Venetian Macau is obligated to develop and open the Macau Venetian Casino Resort by June 2006 and invest, or cause to be invested, at least 4.4 billion patacas (approximately $566.5 million at exchange rates in effect on March 31, 2004) in various development projects in Macau by June 2009. The cost of the Macau Casino and the Macau Venetian Casino Resort will be included towards the satisfaction of these investment obligations. See “–Liquidity and Capital Resources – Macau Casino Projects”.

        The Company is assessing the feasibility of, and developing, an Internet gaming site. Through March 31, 2004, the Company had invested $1.3 million in development costs of an Internet gaming site. The Company received an interactive gaming license and an electronic betting center license from the Alderney Gambling Control Commission during March 2003, but has not yet established any operations.

        The Company has entered into agreements in principle subject to the successful negotiation of final documentation, with two prominent football clubs in the United Kingdom to build entertainment and gaming facilities.

Critical Accounting Policies and Estimates

        Management has identified the following critical accounting policies that affect the Company’s more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates those estimates, including those related to asset impairment, accruals for slot marketing points, self-insurance, compensation and related benefits, revenue recognition, allowance for doubtful accounts, contingencies, and litigation. The Company states these accounting policies in the notes to the consolidated financial statements and in relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to the Company and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates.

        The Company believes that the following critical accounting policies affect significant judgments and estimates used in the preparation of its consolidated financial statements:

•	The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic conditions. If the financial condition of customers were to deteriorate, or if a customer refuses to pay or disputes any such payment, additional allowances may be required. The Company’s estimate of its provision for doubtful accounts was $3.2 million during the first quarter of 2004 as compared to $3.7 million during the first quarter of 2003. The Company has historically estimated its provision for doubtful accounts related to table games receivables both on a specific identification basis for high dollar accounts, and on a percentage of table games credit volume for the balance of the receivable portfolio.

INDEX

LAS VEGAS SANDS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	The Company maintains accruals for health and workers compensation self-insurance, slot club point redemption and group sales commissions, which are classified in other accrued liabilities in the consolidated balance sheets. Management determines the adequacy of these accruals by periodically evaluating the historical experience and projected trends related to these accruals. If such information indicates that the accruals are overstated or understated, or if business conditions indicate the Company should adjust the assumptions utilized in the methodologies, the Company will reduce or provide for additional accruals as appropriate.

•	The Company is subject to various claims and legal actions, including lawsuits with its construction manager, Lehrer McGovern Bovis, Inc., for the original construction of the Casino Resort. Some of these matters relate to personal injuries to customers and damage to customers’ personal assets. Management has established no accrual for any gain or loss in connection with the construction litigation because such gain or loss while reasonably possible has not been determined to be probable, nor can it be measured with any reasonable certainty. It is reasonably possible that this position could change in the near term as arbitration proceedings are concluded, and such amount could be material. Management estimates guest claims expense and accrues for such liabilities based upon historical experience in the other accrued liability category in its consolidated balance sheet.

•	At March 31, 2004, the Company had net property and equipment of $1.5 billion representing 79.9% of its total assets. The Company depreciates property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategy. Future events, such as property expansions, property developments, new competition, or new regulations, could result in a change in the manner in which the Company uses certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment if events and circumstance warrant such an assessment, the Company must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change, the Company may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

INDEX

LAS VEGAS SANDS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Summary Financial Results

        The Company currently offers hotel, gaming, dining, entertainment, retail and spa amenities at one location in the Casino Resort in Las Vegas and under one operating segment. Approximately 40.4% of the Company’s gross revenues are derived from gaming, while 36.4% are derived from hotel rooms during the first quarter of 2004. The percentage of gaming revenue is one of the lowest on the Las Vegas Strip because of the Company’s emphasis on the group convention and trade show business and the resulting higher occupancy and room rates during mid-week periods.

        The following table summarizes the Company’s results of operations:

	Three Months Ended March 31, (dollars in thousands)

	2004	Percent Change	2003
Net revenues	$220,801	39.2%	$158,665
Operating income	75,651	64.8%	45,913
General and administrative expenses	31,962	20.1%	26,612
Net income (loss)	37,804	190.4%	13,020

	Percent of Net Revenues

	2004	2003

Operating income	34.3%	28.9%
General and administrative expenses	14.5%	16.8%
Net income (loss)	17.1%	8.2%

Operating Results

      Three Months Ended March 31, 2004 compared to the Three Months Ended March 31, 2003

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

        Casino revenue measurements: table games drop and slot handle are volume measurements. Win or hold percentage represents the percentage of drop or handle that is won by the casino. Normal table games win percentage is 19% to 21% of table games drop and normal slot machine win percentage is 6% to 7% of slot handle. Generally, slot machine play is conducted on a cash basis, while the Casino Resort’s table games revenue is from higher wagering guests, generally on a credit basis.

INDEX

LAS VEGAS SANDS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        The Company’s net revenues consisted of the following:

	Three Months Ended March 31, (dollars in thousands)

	2004	2003	Percent Change

Net Revenues
Casino	$94,708	73,313	29.2%
Rooms	85,367	57,491	48.5%
Food and beverage	33,455	20,068	66.7%
Grand Canal Shops	10,621	9,528	11.5%
Retail	2,208	1,887	17.0%
Other	8,202	6,382	28.5%

	234,561	168,669	39.1%
Less - Promotional Allowances	(13,760)	(10,004)	(37.5)%

Total net revenues	$220,801	$158,665	39.2%

        Consolidated net revenues were $220.8 million during the first quarter of 2004 representing an increase of $62.1 million or 39.2% compared to $158.7 million for the first quarter of 2003. The increase in net revenues was due to: (1) an increase of casino revenue of $21.4 million, primarily as a result of increased table games and slot machine volumes and win percentages; (2) an increase in room revenue of $27.9 million as a result of (a) adding an additional 1,013 new hotel rooms during June 2003 as part of the Phase IA Addition project (b) an increase in average daily hotel room rates and (c) a slight increase in hotel room occupancy; (3) an increase in food and beverage revenue of $13.4 million which resulted from the additional rooms and the associated increased banquet revenues; and (4) an increase in Grand Canal Shops, retail and other revenues to $21.0 million during the first quarter of 2004 as compared to $17.8 million during the first quarter of 2003.

        Casino revenues were $94.7 million during the first quarter of 2004, an increase of $21.4 million or 29.2% compared to $73.3 million for the first quarter of 2003. The increase was attributable to several factors, including slot handle (volume) in the three months ended March 31, 2004 increase to $482.9 billion from $449.4 billion during the same period of 2003, primarily as a result of adding 1,013 new hotel rooms (slot machine win percentage as a percentage of slot handle was within a normal range during the first quarter of both 2004 and 2003). Table games drop (volume) increased to $259.5 million in the first quarter of 2004 from $220.8 million during the first quarter of 2003. Table game win as a percentage of table games drop was higher than normal during both the first quarter of 2004 and 2003 (casino win percentage is reasonably predictable over time, but may vary considerably during shorter periods).

        The Casino Resort maintained an average daily room rate of $235 for the first quarter of 2004 as compared to $217 in the first quarter of 2003. The Casino Resort generated revenue per available room of $233 during the first quarter of 2004 as compared to $211 during the first quarter of 2003. Room revenues during the first quarter of 2004 were $85.4 million, representing an increase of $27.9 million or 48.5% when compared to $57.5 million during the first quarter of 2003. The increase in room revenues was the result of an increase in the number of hotel rooms, after the opening of the Phase IA Addition on June 27, 2003, an increase in the average daily room rate and a slight increase in room occupancy.

INDEX

LAS VEGAS SANDS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        Food and beverage revenues were $33.5 million during the first quarter of 2004, representing an increase of $13.4 million or 66.7% compared to $20.1 million for the first quarter of 2003. The increase was attributable to the additional hotel rooms and higher room occupancy.

        Grand Canal Shops revenues, which are included in retail and other revenues, were $10.6 million during the first quarter of 2004, representing an increase of $1.1 million or 11.6% compared to $9.5 million during the first quarter of 2003. The increase was attributable to higher foot traffic, additional tenants, and increased proceeds from rents calculated on tenant gross revenues. The Company expects to consummate the Mall Sale on May 17, 2004.

        Retail and other revenues (excluding the Grand Canal Shops) were $10.4 million in the first quarter of 2004, representing an increase of $2.1 million or 25.3% compared to $8.3 million in the first quarter of 2003. The increase was primarily attributable to the new hotel rooms and associated increase in visitor volumes to the Casino Resort.

         Operating Expenses

        Variations in the Company’s operating expenses are generally based upon volume of guests staying in the hotel and utilizing the Casino Resort’s amenities, including the casino, food and beverage, spa and retail outlets. Operating expenses not related to the operations of the Casino Resort such as, corporate, pre-opening and developmental expenses are not based upon guests of the Casino Resort but on strategic decisions as to new opportunities for the Company such as in Macau and Internet gaming.

        The breakdown of operating expenses is as follows:

	Three Months Ended March 31, (dollars in thousands)

	2004	2003	Percent Change

Operating Expenses
Casino	$36,628	$32,918	11.3%
Rooms	20,041	14,527	38.0%
Food and beverage	15,498	9,442	64.1%
Grand Canal Shops	6,856	6,022	13.8%
Retail and other	2,650	1,802	47.1%
Provision for doubtful accounts	3,244	3,721	(12.8)%
General and administrative	31,962	26,612	20.1%
Corporate	2,660	2,601	2.3%
Rental expense	2,451	2,543	(3.6)%
Pre-opening and developmental expense	8,379	1,827	358.6%
Depreciation and amortization	14,781	10,737	37.7%

Total operating expenses	$145,150	$112,752	28.7%

INDEX

LAS VEGAS SANDS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Operating expenses (including pre-opening, developmental, and corporate expenses) were $145.2 million during the first quarter of 2004, representing an increase of $32.4 million or 28.7% compared to $112.8 million during the first quarter of 2003. The increase in operating expenses was primarily attributable to higher operating revenues and business volumes in all departments of the Casino Resort due to the completion of the Phase IA Addition, increased pre-opening and development expense associated with the construction of the Macau Casino, increased general and administrative costs, partially offset by a decrease in the provision for doubtful accounts. Casino department expenses increased $3.7 million or 11.3% as a result of increased slot machine volume and increased table games marketing cost. Room’s department expense increased $5.5 million or 38.0% as a result of the addition of 1,013 hotel rooms and slightly higher room occupancy. Food and beverage expense increased $6.1 million or 64.1% as a result of increased food and beverage sales. General and administrative cost increased $5.4 million primarily as the result of increased utility cost, legal expense, management bonus program, and property taxes.

        Mall operating expenses were $6.9 million during the first quarter of 2004, representing an increase of $0.9 million or 15.0% compared to $6.0 million during the first quarter of 2003. The Company expects to consummate the Mall Sale on May 17, 2004.

        The provision for doubtful accounts was $3.2 million in the first quarter of 2004, representing a decrease of $.5 million or 13.5% compared to $3.7 million during the first quarter of 2003. The decrease was primarily the result of improved collections of table games receivables during the first quarter of 2004. Net casino receivables were $32.8 million as of March 31, 2004 as compared to $36.3 million as of March 31, 2003. Net hotel receivables were $28.5 million the first quarter of 2004 representing an increase of $17.1 million or 150.0% compared to $11.4 million the first quarter of 2003. The increase in hotel receivables was the result of the increase in the number of hotel rooms and group convention and banquet business. Hotel receivables are generally secured by credit cards or cash deposits, and therefore rarely have significant allowances associated with outstanding balances.

        Pre-opening and developmental expense was $8.4 million during the first quarter of 2004, representing an increase of $6.6 million or 366.7% compared to $1.8 million during the first quarter of 2003. The increase was primarily a result of the Company’s development of the Macau Casino and other projects at the Casino Resort.

         Interest Income (Expense)

        The following table summarizes information related to interest expense on long-term debt, excluding Redeemable Preferred Interest:

	Three Months Ended March 31, (in thousands, except percentages)

	2004	2003

Interest cost	$32,256	$29,487
Less: Capitalized interest	1,210	1,951

Interest expense, net	$31,046	$27,536

Cash paid for interest, net of amounts capitalized	$6,266	$3,914
Average total debt balance	$1,448,219	$1,218,750
Weighted average interest rate	8.1%	9.0%

INDEX

LAS VEGAS SANDS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        Interest expense net of amounts capitalized was $31.0 million for the first quarter of 2004, representing an increase of $3.5 million or 12.7% compared to $27.5 million in the first quarter of 2003. Of the net interest expense incurred during the first quarter of 2004, $28.0 million was related to the Casino Resort (excluding the Mall), $1.7 million was related to the Mall, and $1.3 million was related to the Macau Casino. The increase in interest expense was attributable to increased borrowings associated with the construction of the Phase IA Addition and the Macau Casino.

        During the three months ended March 31, 2004 and March 31, 2003, $7.2 million and $6.4 million, respectively, were accrued on the Series B preferred interest in Venetian.

Liquidity and Capital Resources

Cash Flows – Summary

        The Company’s cash flows consist of the following:

	Three Months Ended March 31, (in thousands)

	2004	2003

Net cash provided by operations	$54,672	$52,616

Investing cash flows:
Capital expenditures	(91,795)	(87,810)
Decrease in restricted cash	43,836	51,870
Shareholder loans	(8)	–

Net cash used in investing activities	(47,967)	(35,940)

Financing cash flows:
Dividends to shareholders	(5,003)	–
Repayments of long-term debt	(2,292)	(683)
Issuance of long-term debt	10,000	58
Other	(188)	(433)

Net cash provided by (used in) financing activities	2,517	(1,058)

Net increase in cash and cash equivalents	$9,222	$15,618

INDEX

LAS VEGAS SANDS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash Flows —Operating Activities

        The Casino Resort’s slot machine and retail hotel rooms business are generally conducted on a cash basis while the Casino Resort’s table games, group hotel, and banquet businesses are conducted on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivables. As of March 31, 2004 and March 31, 2003, the Company held unrestricted cash and cash equivalents of $151.6 million and $142.4 million, respectively. Net cash provided by operating activities for the first quarter of 2004 was $54.7 million, compared to $52.6 million for the first quarter of 2003. The Company’s operating cash flow in the first quarter of 2004 was positively impacted as compared to the prior year primarily because of the $29.7 million increase in operating income. The increase in operating income was primarily the result of an increase of $22.4 million in the Casino Resort’s room division operating profit during the first quarter of 2004 as compared to the first quarter of 2003. Net trade receivables were $64.1 million as of March 31, 2004 compared to $52.5 million as of March 31, 2003.

         Capital Expenditures

        Capital expenditures during the first quarter of 2004 were $91.8 million, of which $64.3 million was attributable to the Macau Casino project with the balance having been incurred for capital expenditures at the Casino Resort. The Company expects capital expenditures (excluding the Phase II Resort) in 2004 to total approximately $240.0 million, including Macau Casino construction costs of approximately $190.0 million, and approximately $50.0 million for operating capital expenditures at the Casino Resort. The Phase II Resort design, planning, and other development costs during the first quarter of 2004 were $13.5 million. The Company has proceeded with Phase II design, demolition, and site work during the second quarter of 2004 and plans to continue development work on the Phase II Resort during 2004. The Company is pursuing and evaluating alternatives to finance the development and construction of the Phase II Resort. The construction and development of the Phase II Resort will require significant additional debt and/or equity financing and there can be no assurance that such funds will be available or that such funds will be on terms that will be favorable to the Company. The Company currently estimates the cost to develop and construct the Phase II Resort to be approximately $1.5 billion, excluding the cost of the land, capitalized interest, and pre-opening expenses.

        The Company also held restricted cash balances of $78.7 million as of March 31, 2004. Of this amount, $74.7 million was held in restricted accounts and invested in cash or permitted investments by a disbursement agent for the holders of the Venetian Macau Senior Secured Notes until required for the Macau Casino project costs under the disbursement terms of the Venetian Macau Senior Secured Notes.

INDEX

LAS VEGAS SANDS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         Aggregate Indebtedness and Other Known Contractual Obligations

        The Company’s total long-term indebtedness and other known contractual obligations are summarized below as of March 31, 2004:

	Payments due by Period (dollars in thousands)

	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Total

Long - Term Indebtedness
Mortgage Notes	$–	$–	$–	$850,000	$850,000
Senior Secured Credit Facility - Term A(1)	9,167	32,500	5,000	–	46,667
Senior Secured Credit Facility - Term B(1)	2,500	5,000	238,125	–	245,625
Secured Mall Facility(2)	–	120,000	–	–	120,000
FF&E Credit Facility(3)	2,400	4,800	7,200	–	14,400
Venetian Macau Senior Secured Notes Tranche A(3)	–	18,700	56,300	–	75,000
Venetian Macau Senior Secured Notes Tranche B(3)	–	–	45,000	–	45,000
Venetian Intermediate Credit Facility(4)	–	50,000	–	–	50,000
Redeemable Preferred Interest(5)	–	–	–	245,477	245,477

Other Contractual Obligations
HVAC Provider fixed payments(6)	7,657	15,314	15,314	1,914	40,199
Former Tenants(7)	8,650	1,300	1,300	9,514	20,764
Macau Casino Land Lease(8)	5,733	8,744	323	3,072	17,872
Macau Casino Operating Leases	458	618	328	–	1,404

Total	$36,565	$256,976	$368,890	$1,109,977	$1,772,408

_________________

(1)

The Senior Secured Credit Facility – Term A for draw down and amounts borrowed at March 31, 2004 will mature on June 4, 2007 and is subject to quarterly amortization payments commencing on March 31, 2004. The Senior Secured Credit Facility – Term B will mature on June 4, 2008 and will be subject to nominal quarterly amortization payments, beginning from September 30, 2002 through June 30, 2007, and equal quarterly amortization payments of the balance of this facility thereafter. Indebtedness under the senior secured revolving credit facility will mature on June 4, 2007 with no interim amortization.

(2)

The $120.0 million Secured Mall Facility will mature on June 10, 2005 (subject to extension for two terms of one year each), with no amortization. The Company expects to consummate the Mall Sale on May 17, 2004. The Company is obligated to repay the Secured Mall Facility in full on the closing date with the proceeds from the Mall Sale.

(3)

The $15.0 million FF&E Facility will mature on July 1, 2008 and is subject to quarterly amortization payments. The Venetian Macau Senior Secured Notes Tranche A will mature on August 21, 2008 and are subject to mandatory annual redemption. The Venetian Macau Senior Secured Noted Tranche B will mature on August 21, 2008 and are not subject to mandatory annual redemption. The Company currently intends to make an Asset Sale Offer for the Mortgage Notes with the Excess Proceeds of the Mall Sale as soon as practicable following the consummation of the Mall Sale.

(4)	The $50.0 million Venetian Intermediate Credit Facility will mature on March 27, 2006, with no amortization.
(5)

The Redeemable Preferred Interest is subordinated to all other secured indebtedness has no interim amortization, accrues interest semi-annually at 11.0% and is redeemable along with accrued interest in 2011.

(6)

The Company and the New Mall Subsidiary are parties to a services agreement with a third party for thermal energy (heating, ventilating, and air conditioning) for the Casino Resort. The total remaining payment obligation under these arrangements was $40.2 million as of March 31, 2004, payable in equal monthly installments through July 1, 2009.

(7)

The Company and the Mall Subsidiary are party to tenant lease termination and asset purchase agreements. The total remaining payment obligations under these arrangements was $23.2 million as of March 31, 2004. Under the agreement for the Mall Sale, the Company is obligated to fulfill the lease termination and asset purchase agreements.

(8)	The Macau Subsidiary is party to a long-term land lease of 25 years; the total remaining payment obligation under this arrangement is $17.9 million as of March 31, 2004.

INDEX

LAS VEGAS SANDS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        Under the terms of its existing indebtedness, the Company has debt principal payments due aggregating $14.1 million during the next twelve months, representing principal payments on the Senior Secured Credit Facility and the FF&E Credit Facility. Based on current outstanding indebtedness and current interest rates on the Senior Secured Credit Facility, the Secured Mall Facility, the FF&E Facility, the Venetian Intermediate Credit Facility and the Venetian Macau Senior Secured Notes, the Company has estimated total interest payments during the next three months (excluding noncash amortization of debt offering costs) of approximately $105.9 million for indebtedness secured by the Casino Resort, (including the Venetian Intermediate Credit Facility), approximately $3.8 million for indebtedness secured by the Mall (See discussion of Mall Sale), and $6.4 million for indebtedness secured by the Macau Casino. In addition, Venetian Macau is required to obtain, and is in the process of seeking, an additional $25.0 million of FF&E indebtedness to complete the Macau Casino which would require additional interest expense. If Venetian Macau is unable to obtain this Financing, LVSI, Venetian or another of their subsidiaries is obligated to either purchase gaming equipment or other assets with a cost of up to $25.0 million or enter into lease or other arrangements with Venetian Macau or enter into other transactions with Venetian Macau that will enable it to purchase this gaming equipment or these assets. See “Item 1 – Financial Statements and Supplementary Data – Notes to Financial Statements – Note 4 – Long-Term Debt.”

        The Company also has fixed payments obligations due during the next twelve months of $7.7 million under its energy service agreements with the HVAC Provider. The total remaining payment obligation under this arrangement is $40.2 million, payable in equal monthly installments during the period from April 1, 2004 through July 1, 2009.

         Off – Balance Sheet Arrangements

        During 1997, the Company and the Mall Subsidiary entered into off-balance sheet arrangements with a heating and air conditioning (“HVAC”) provider (the “HVAC Provider”). Under the terms of these energy service agreements, HVAC energy and services will be purchased by the Company, the New Mall Subsidiary, its mall tenants and Interface over initial terms expiring in 2009 with an option to collectively extend the terms of their agreements for two consecutive five-year periods. The Company has fixed payments obligations due during the next three months of $7.7 million under its energy services agreements with the HVAC Provider. The total remaining payment obligations under these arrangements was $40.2 million as of March 31, 2004, payable in equal monthly installments through July 1, 2009. The Company has the right to terminate the agreement based upon the failure of the HVAC Provider to provide HVAC service. The Company has no other off-balance sheet arrangements.

         Capital and Liquidity

        For the next twelve months, the Company expects to fund Casino Resort operations, capital expenditures, the Macau Casino construction, the Phase II Resort development costs, and debt service requirements from existing cash balances, operating cash flow, borrowings under the Revolving Facility, proceeds from the Mall Sale and borrowings by the Phase II Subsidiary in each case, to the extent permitted under the terms of the Company’s indebtedness. In addition, the Company is pursuing and evaluating alternatives to finance the development and construction of the Phase II Resort. The construction and development of the Phase II Resort will require significant additional debt and/or equity financing and, there can be no assurance that such funds will be available or that such funds will be on terms that will be favorable to the Company. As of March 31, 2004, the Company had $151.6 million in cash and cash equivalents (plus $78.7 million in restricted cash for Macau and insurance and tax revenue) and there was $15.0 million available for borrowing under the Revolving Facility.

INDEX

LAS VEGAS SANDS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        The Company must use the proceeds from the Mall Sale to repay all outstanding indebtedness under its Secured Mall Facility. The Company is obligated to use the Excess Proceeds from the Mall Sale to make an offer to purchase the maximum principal amount of Mortgage Notes that may be purchased out of the Excess Proceeds of the Mall Sale at an offer price in cash equal to 100% of the principal amount of the Mortgage Notes, plus accrued and unpaid interest and liquidated damages, if any, to the closing date of the offer. The Company currently intends to make such an Asset Sale Offer as soon as practicable following the consummation of the Mall Sale. The Company is currently seeking an amendment or waiver to its Senior Secured Credit Facility to, among other things permits the Company to use the proceeds from the Mall Sale to repurchase Mortgage Notes tendered pursuant to the Assets Sale Offer. Following the consummation of the Asset Sale Offer, the Company will be entitled to use any remaining proceeds from the Mall Sale for general corporate purposes. The Company is currently reviewing its options as to the use of such remaining proceeds, including for the financing of a portion of the cost of the Phase II Resort.

         Debt Instruments

        The Company’s existing debt instruments contain certain restrictions that, among other things, limit the ability of the Company and/or certain subsidiaries to incur additional indebtedness, issue disqualified stock or equity interests, pay dividends or make other distributions, repurchase equity interests or certain indebtedness, create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell assets of the Company without prior approval of the lenders or noteholders. Financial covenants included in the Senior Secured Credit Facility include total debt to EBITDA ratios, EBITDA to interest coverage ratios, minimum net worth covenants and maximum capital expenditure limitations. The financial covenants in the Senior Secured Credit Facility involving EBITDA are applied on a rolling four-quarter basis. For purposes of debt compliance, EBITDA is defined as net income plus interest expense, income taxes and depreciation and amortization expenses. The inability of the Company to incur additional indebtedness because it does not meet the financial ratios required to incur additional debt under such debt instruments could restrict the Company’s ability to develop the Phase II Resort, or invest additional funds in its Macau Subsidiaries. As of March 31, 2004, the Company was in compliance with all required covenants and ratios under its debt instruments. See ” Item 1 – Financial Statements and Supplementary Data – Notes to Financial Statements – Note 4 – Long-Term Debt.”

   Macau Casino Projects

        On June 26, 2002, the Macau government granted a provisional concession to operate casinos in Macau to the Company’s subsidiary Venetian Macau and to Galaxy, a consortium of Macau and Hong Kong-based investors. During December 2002, Venetian Macau and Galaxy entered into a subconcession agreement. The subconcession agreement with Galaxy was recognized and approved by the Macau government and allows Venetian Macau to develop and operate certain casino projects, including the Macau Casino, separately from Galaxy.

        In addition to the Macau Casino, the Company also intends to build in Macau the Macau Venetian Casino Resort, a hotel, casino and convention center complex with a Venetian-style theme similar to the Company’s Las Vegas property.

INDEX

LAS VEGAS SANDS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        Under the subconcession agreement, Venetian Macau is obligated to develop and open the Macau Venetian Casino Resort by June 2006 and invest, or cause to be invested, at least 4.4 billion patacas (approximately $566.5 million at exchange rates in effect on March 31, 2004) in various development projects in Macau by June 2009. The construction and development costs of the Macau Casino will be applied to the fulfillment of this total investment obligation to the Macau government. The Company currently estimates the total cost of constructing, developing, and operating the Macau Casino, including design costs, construction costs, equipment costs, working capital and pre-opening expenses, will be approximately $257.9 million, all of which qualifies to meet the investment obligation to the Macau government. Assuming that all of the current estimated construction and development costs of the Macau Casino are applied towards fulfilling the investment obligations under the subconcession agreement, remaining investment obligations under the subconcession agreement will be approximately $308.6 million. It is expected that the construction and development costs of the Macau Venetian Casino Resort will satisfy the remainder of this obligation. To support this obligation, a Macau bank and a subsidiary of the Company, Lido Casino Resort Holding Company, LLC, have guaranteed 500 million patacas (approximately $64.4 million at exchange rates in effect on March 31, 2004) of Venetian Macau’s legal and contractual liabilities to the Macau government until March 31, 2007. Venetian Macau is currently in the process of seeking consents from the holders of the Venetian Macau Senior Secured Notes to permit the creation of a junior lien on Venetian Macau’s rights over the land upon which the Macau Casino is being constructed in Macau to support the guarantee being issued by the Macau bank under the Venetian Macau subconcession. Venetian Macau’s development and investment obligations under its subconcession agreement may be satisfied by Venetian Macau and/or its affiliates, including the Company.

        As of March 31, 2004, approximately $141.8 million of the costs relating to the Macau Casino had been expended. The Company anticipates funding the remaining estimated costs of construction from a combination of the following sources:

•	net proceeds from the issuance and sale of $120 million in aggregate principal amount of the Venetian Macau Senior Secured Notes. As of March 31, 2004, approximately $73.9 million of these proceeds remained unused;

•	operating cash flow of the Company (although the Senior Secured Credit Facility and the Indenture for the Mortgage Notes limit the Company’s ability to make investments in the Macau projects); as of March 31, 2004 the Company had the ability to invest approximately $55.8 million in unrestricted subsidiaries (including the Macau Subsidiaries);

•	borrowings under the $20.0 million. As of March 31, 2004, nothing had been drawn on the Macau Revolving Facility;

•	a completion guaranty issued by LVSI and Venetian, guaranteeing payment of certain costs of the Macau Casino in excess of available funds (the “Completion Guaranty”). The Completion Guaranty is supported by a $10.0 million letter of credit issued in January 2004 under the Company’s Senior Secured Credit Facility (See Note 4 – Senior Secured Credit Facility). The remainder of the Completion Guaranty is expected to be funded by borrowings of up to $15.0 million under the Macau Revolver;

•	borrowings under proposed furnishings, fixtures & equipment facilities and vendor financings which the Company expects to be able to enter into in the aggregate principal amount of $25.0 million (the “FF&E Facilities”) to finance certain equipment and other assets of the Macau Casino. If Venetian Macau is unable to obtain the FF&E Facilities or vendor financing, LVSI, Venetian or another of their subsidiaries have agreed to either:

INDEX

LAS VEGAS SANDS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

—	purchase, or cause to be purchased assets with a cost of up to $25.0 million and enter into lease or other arrangements with Venetian Macau or

—	otherwise assist Venetian Macau in securing such facilities, including by issuing guarantees in connection with any such facilities or otherwise lending such amounts to Venetian Macau for purposes of securing such equipment

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

         Phase II Resort

        The Company has begun extensive design and site work on the Phase II Resort and has incurred demolition and clearing costs on the site of the Phase II Resort. During the first quarter of 2004, the Company invested $13.5 million toward the development of the Phase II Resort. The Company currently estimates the cost to develop and construct the Phase II Resort to be approximately $1.5 billion, excluding the cost of the land, capitalized interest, and pre-opening expenses. The Company has not yet set a date to begin construction of the Phase II Resort. If the Company determines to construct the Phase II Resort, it will be required to raise substantial debt and/or equity financings. The Company is currently exploring financing alternatives for the Phase II Resort and has no commitments to fund the hard construction costs of the Phase II Resort. In addition, the development of the Phase II Resort may also require obtaining additional regulatory approvals. The Phase II Subsidiary is an unrestricted subsidiary that is not subject to the terms of the Indenture or the Senior Secured Credit Facility and is not a guarantor under the Mortgage Notes or the Senior Secured Credit Facility.

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

INDEX

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

         Recent Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board issued Statement No. 150 (“SFAS 150”) “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Company is considered a non-public entity, as defined by SFAS 150. Accordingly, for the Company, the provisions of SFAS 150 became effective during the quarter ending March 31, 2004. As a result of the adoption of SFAS 150, the Series B Preferred Interest in Venetian is no longer presented as “member’s interest” but rather has been reclassified as a liability and dividends have been classified as interest expenses.

Special Note Regarding Forward-Looking Statements

        Certain statements in this section, and elsewhere in this Quarterly Report on Form 10-Q (as well as information included in oral statements or other written statements made or to be made by the Company) constitute “forward-looking statements.” Such forward-looking statements include the discussions of the business strategies of the Company and expectations concerning future operations, margins, profitability, liquidity, and capital resources. In addition, in certain portions of this Form 10-Q, the words: “anticipates”, “believes”, “estimates”, “seeks”, “expects”, “plans”, “intends” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks associated with entering into new construction and new ventures, including the Phase II Resort and the Macau project, increased competition and other planned construction in Las Vegas, including the opening of a new casino resort on the site of the former Desert Inn and upcoming increases in meeting and convention space, the completion of infrastructure projects in Las Vegas, government regulation of the casino industry, including gaming license approvals and regulation in foreign jurisdictions, the legalization of gaming in certain jurisdictions, such as Native American reservations in the States of California and New York and regulation of gaming on the Internet, leverage and debt service (including sensitivity to fluctuations in interest rates and other capital markets trends), uncertainty of casino spending and vacationing at casino resorts in Las Vegas, disruptions or reductions in travel to Las Vegas due to the war with Iraq and any future terrorist incidents, outbreaks of SARS illness in the Company’s market areas, new taxes or changes to existing tax rates, fluctuations in occupancy rates and average daily room rates in Las Vegas, demand for all-suites rooms, the popularity of Las Vegas as a convention and trade show destination, insurance risks (including the risk that the Company has not obtained sufficient coverage against acts of terrorism or will only be able to obtain additional coverage at significantly increased rates), litigation risks, including the outcome of the pending disputes with the Construction Manager and its subcontractors, and general economic and business conditions which may impact levels of disposable income, consumer spending and pricing of hotel rooms.

INDEX

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

        To manage exposure to counterparty credit risk in interest rate cap and floor agreements, the Company enters into agreements with highly rated institutions that can be expected to fully perform under the terms of such agreements. Frequently, these institutions are also members of the bank group providing the Company’s credit facility, which management believes further minimizes the risk of nonperformance.

        The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates for the three month periods ended March 31:

								FAIR
	2004	2005	2006	2007	2008	THEREAFTER	TOTAL	VALUE(1)

	(dollars in millions)

LIABILITIES
Short-term debt
Variable rate	$14.1	–	–	–	–	–	$14.1	$14.1
Average interest rate (2)	3.8%	–	–	–	–	–	3.8%	3.8%
Long-term debt
Fixed rate	–	–	–	–	–	$1,095.5	$1,095.5	$1,206.0
Average interest rate (2)	–	–	–	–	–	11.0%	11.0%	11.0%
Variable rate	–	$196.1	$34.9	$205.0	$146.6	–	$582.6	$582.6
Average interest rate (2)	–	3.8%	4.3%	4.3%	4.3%	–	4.2%	4.2%

_________________

(1)	The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of the Company’s publicly traded debt.
(2)	Based upon contractual interest rates for fixed rate indebtedness or current LIBOR rates for variable rate indebtedness.

        Foreign currency translation gains and losses were not material to the Company’s results of operations for the quarter ended March 31, 2004, but may be in future periods in relation to activity associated with the Macau subsidiaries.

        See also “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Item 1 – Financial Statements – Notes to Financial Statements – Note 4 – Long-Term Debt.”

INDEX

LAS VEGAS SANDS, INC.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s Chief Executive Officer and its Vice President-Finance (its principal financial officer) have evaluated the disclosure controls and procedures of the Company as of March 31, 2004 and believe that they are effective within the reasonable assurance threshold described above.

b)	Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INDEX

LAS VEGAS SANDS, INC.

Part II

OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is party to litigation matters and claims related to its operations and the construction of the Casino Resort. For more information, see the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 and “Part I — Item 1 – Financial Statements – Notes to Financial Statements Note 5 – Commitments and Contingencies” of this Quarterly Report on Form 10-Q.

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

Current report on Form 8-K furnished to the Securities and Exchange Commission on April 27, 2004 regarding the Company’s results of operations for the quarter ended March 31, 2004.

INDEX

LAS VEGAS SANDS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAS VEGAS SANDS, INC.

May 17, 2004	By:	/s/ Sheldon G. Adelson
Sheldon G. Adelson
Chairman of the Board
Chief Executive Officer and Director

May 17, 2004	By:	/s/ Harry D. Miltenberger
Harry D. Miltenberger
Vice President-Finance
(principal financial and accounting officer)