Form 10-Q
period 2004-06-30
LAS VEGAS SANDS INC
filed 2004-08-16
CIK 850994

UNITED STATES SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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
[X] Yes [   ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [   ]Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 16, 2004

Class	Outstanding at August 16, 2004
Common Stock, $.10 par value	1,220,370 shares

LAS VEGAS SANDS, INC.

Item 1. Financial Statements

Consolidated Balance Sheets
(Dollars in thousands, except per share data)
(Unaudited)

	June 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$671,241	$142,360
Restricted cash and cash equivalents	12,460	36,358
Accounts receivable, net	56,050	52,542
Inventories	6,126	6,093
Prepaid expenses	9,985	3,462

Total current assets	755,862	240,815

Property and equipment, net	1,513,395	1,432,176
Deferred offering costs, net	33,474	38,489
Restricted cash and cash equivalents	–	86,144
Other assets, net	28,764	34,270

	$2,331,495	$1,831,894

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$27,518	$14,991
Construction payables	51,900	42,155
Construction payables–contested	7,232	7,232
Accrued interest payable	5,001	4,809
Other accrued liabilities	105,491	95,940
Current maturities of long–term debt	14,900	12,633

Total current liabilities	212,042	177,760

Other long–term liabilities	7,317	6,445
Deferred gain on sale of Grand Canal Shops	73,325	–
Deferred rent from Grand Canal Shops transaction	107,841	–
Redeemable Preferred Interest in Venetian Casino Resort, LLC,
a wholly owned subsidiary	252,628	–
Long–term debt	1,312,540	1,426,350

	1,965,693	1,610,555

Redeemable Preferred Interest in Venetian Casino Resort, LLC,
a wholly owned subsidiary	–	238,328

Stockholders' equity (deficit):
Common stock, $.10 par value, 3,000,000 shares authorized,
1,000,000 shares issued and outstanding	100	100
Notes receivable from stockholders	(858)	(843)
Capital in excess of par value	128,653	136,562
Retained earnings (deficit)	237,907	(152,808)

	365,802	(16,989)

	$2,331,495	$1,831,894

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS, INC.

Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues:
Casino	$133,889	$63,378	$228,597	$136,691
Rooms	79,230	56,439	164,597	113,930
Food and beverage	34,073	20,817	67,528	40,885
Retail and other	16,672	19,221	37,703	37,018

	263,864	159,855	498,425	328,524
Less-promotional allowances	(12,761)	(9,433)	(26,521)	(19,437)

Net revenues	251,103	150,422	471,904	309,087

Operating expenses:
Casino	62,002	30,537	98,630	63,455
Rooms	18,676	14,555	38,717	29,082
Food and beverage	17,798	9,672	33,296	19,114
Retail and other	7,817	8,791	17,323	16,615
Provision for doubtful accounts	3,448	1,035	6,692	4,756
General and administrative	35,495	24,351	67,457	50,963
Corporate expense	3,445	2,188	6,105	4,789
Rental expense	2,238	2,524	4,689	5,067
Pre-opening and developmental expense	10,728	3,018	19,107	4,845
Depreciation and amortization	16,081	11,251	30,862	21,988
Gain on sale of Grand Canal Shops	(418,222)	–	(418,222)	–

	(240,494)	107,922	(95,344)	220,674

Operating income	491,597	42,500	567,248	88,413

Other income (expense):
Interest income	539	378	897	824
Interest expense, net of amounts capitalized	(30,704)	(27,196)	(61,750)	(54,732)
Preferred return on Redeemable Preferred Interest
in Venetian Casino Resort, LLC	(7,150)	–	(14,300)	–
Other income (expense)	–	259	(9)	819
Loss on early retirement of debt	(1,371)	–	(1,371)	–

Income before preferred return	452,911	15,941	490,715	35,324

Preferred return on Redeemable Preferred Interest
in Venetian Casino Resort, LLC	–	(6,364)	–	(12,727)

Net income	452,911	9,577	490,715	22,597

Basic earnings per share	$452.91	$9.58	$490.72	$22.60

Diluted earnings per share	$452.26	$9.55	$490.01	$22.53

Dividends declared per share	$100.00	$–	$107.91	$–

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)
(Dollars in thousands)
(Unaudited)

	Common Stock
	Number of Shares	Amount	Capital in Excess of Par Value	Notes Receivable from Stockholders	Retained Earnings (Deficit)	Total

Balance at December 31, 2002	1,000,000	$100	$140,760	$–	$(190,243)	$(49,383)

Declared and unpaid dividends	–	–	(4,198)	–	–	(4,198)
Notes receivable from stockholders	–	–	–	(843)	–	(843)
Net income	–	–	–	–	37,435	37,435

Balance at December 31, 2003	1,000,000	100	136,562	(843)	(152,808)	(16,989)

Declared and paid dividends	–	–	(7,909)	–	(100,000)	(107,909)
Interest income on notes receivable from stockholders	–	–	–	(15)	–	(15)
Net income	–	–	–	–	490,715	490,715

Balance at June 30, 2004	1,000,000	$100	$128,653	$(858)	$237,907	$365,802

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS, INC.

Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2004	2003

Cash flows from operating activities:
Net income	$490,715	$22,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,862	21,988
Amortization of debt offering costs and original issue discount	3,870	3,198
Amortization of deferred revenue	(573)	–
Deferred rent from Grand Canal Shops transaction	109,220	–
Non-cash preferred return on Redeemable Preferred Interest in Venetian	14,300	12,727
Loss on early retirement of debt	1,371	–
Loss on disposition of fixed assets	148	206
Gain on sale of Grand Canal Shops	(418,222)	–
Provision for doubtful accounts	6,692	4,756
Changes in operating assets and liabilities:
Accounts receivable	(10,200)	(2,792)
Inventories	(33)	(509)
Prepaid expenses	(6,523)	216
Other assets	(8,063)	(5,710)
Accounts payable	4,635	1,515
Accrued interest payable	192	492
Other accrued liabilities	6,346	(5,537)

Net cash provided by operating activities	224,737	53,147

Cash flows from investing activities:
Proceeds from sale of Grand Canal Shops, net of transaction costs	649,568	–
Decrease in restricted cash	110,042	55,703
Notes receivable from stockholders	(15)	(826)
Capital expenditures	(235,772)	(173,915)

Net cash provided by (used in) investing activities	523,823	(119,038)

Cash flows from financing activities:
Dividends paid to shareholders	(107,909)	–
Repayments on 11% mortgage notes	(6,360)	–
Repayments on secured mall facility	(120,000)	–
Proceeds from senior secured credit facility-term A	–	50,000
Repayments on senior secured credit facility-term A	(3,333)	–
Repayments on senior secured credit facility-term B	(1,250)	(1,250)
Proceeds from Macao revolver	10,000	–
Proceeds from Venetian Intermediate credit facility	10,000	–
Repayments on bank credit facility-revolver	–	(470)
Proceeds from bank credit facility-revolver	–	470
Repayments on FF&E credit facility	(600)	–
Payments of debt offering costs	(227)	(240)

Net cash provided by (used in) financing activities	(219,679)	48,510

Increase (decrease) in cash and cash equivalents	528,881	(17,381)
Cash and cash equivalents at beginning of period	142,360	93,742

Cash and cash equivalents at end of period	$671,241	$76,361

Supplemental disclosure of cash flow information:
Cash payments for interest	$60,330	$54,742

Property and equipment asset acquisitions included in construction accounts payable	$59,132	$49,387

Property and equipment acquisitions included in accounts payable	$7,892	$–

Deferred gain on sale of Grand Canal Shops	$77,217	$–

Decrease in other assets related to Grand Canal Shops sale	$13,569	$–

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

        Las Vegas Sands, Inc. (“LVSI”) and its subsidiaries (collectively, the “Company”) own and operate the Venetian Casino Resort (the “Casino Resort”), a Renaissance Venice-themed resort situated at one of the premier locations on the Las Vegas Strip (the “Strip”). On May 18, 2004, the Company opened a portion of the Sands Macao Casino, a Las Vegas style casino (the “Macao Casino”) located in Macao, a Special Administrative Region of the People’s Republic of China. The remainder of the Macao Casino is scheduled to open in late August 2004. The Company is also in the process of developing two additional casino resorts: the Palazzo Casino Resort in Las Vegas and the Macao Venetian Casino Resort in Macao.

        Las Vegas Properties

        The Casino Resort is located across from The Mirage and the Treasure Island Hotel and Casino. The Casino Resort includes the only all-suites hotel on the Strip with 4,049 suites (the “Hotel”); a gaming facility of approximately 116,000 square feet (the “Casino”); an enclosed retail, dining and entertainment complex of approximately 446,000 net leasable square feet (the “Mall”); and a meeting and conference facility of approximately 650,000 square feet (the “Congress Center”). On May 17, 2004, the Company sold the Mall to General Growth Properties (the “Mall Purchaser”) and leased certain other restaurant and retail assets of the Casino Resort for approximately $766.0 million (the “Mall Sale”). See “Note 5 – Commitments and Contingencies.” The Company is involved in significant litigation relating to the cost of construction of the Casino Resort. See “Note 5 – Commitments and Contingencies”.

        The Company has begun design and construction work and has completed demolition and clearing on the site of the Palazzo Casino Resort, a second resort similar in size to the Casino Resort, which will be situated on a 15-acre site situated adjacent to the Casino Resort and the Sands Convention and Expo Center (the “Expo Center”), across Sands Boulevard from the Wynn Resort (the “Palazzo”). The Palazzo will consist of an all-suite, 50-floor luxury hotel tower with approximately 3,025 rooms, a gaming facility of approximately 105,000 square feet, an enclosed shopping, dining and entertainment complex of approximately 375,000 square feet and additional meeting and conference space of approximately 450,000 square feet. As part of the Mall Sale, the Company entered into an agreement to construct and sell the multi-level retail space of the Palazzo for approximately $250.0 million subject to an upward adjustment based on operating income performance upon completion of construction of the Palazzo (the “Phase II Mall Sale”). The Company has commenced the marketing of a new $1.01 billion senior secured credit facility, consisting of a revolving facility and term loan facilities, the proceeds of which will be used, among other things, to fund the design, development, construction, and pre-opening costs of the Palazzo. The Palazzo is expected to be completed in 2007.

        On July 29, 2004, the Company acquired all of the capital stock of Interface Group Holding Company, Inc. (“Interface Holding”) from the Company’s principal stockholder (the “Principal Stockholder”) in exchange for the issuance to the Principal Stockholder of 220,370 additional shares of LVSI common stock. Interface Holding is the indirect owner of the Expo Center and the holder of all the Series B Preferred Interest in Venetian Casino Resort, LLC (the “Redeemable Preferred Interest”). With approximately 1.15 million square feet, the Expo Center is one of the largest convention and trade show facilities in the United States. The Expo Center is physically connected to the Casino Resort.

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 1 Organization and Business of Company (Continued)

        Macao Properties

        The Company intends to develop a “Las Vegas-style” collection of properties in Macao. On May 18, 2004, the Company opened a portion of the Macao Casino with the remainder scheduled to open in late August 2004. Upon its completion, the Macao Casino will consist of approximately 160,000 gross square feet of gaming facilities, including approximately 319 table games and 619 slot machines or other similar electronic devices, as well as numerous restaurants and private VIP gaming room facilities.

        In addition, the Company has begun design and planning work for the Macao Venetian Casino Resort, a 500-suite hotel, casino and convention center complex, with a Venetian-style theme similar to that of the Casino Resort to be located in the area of Macao known as Cotai (the “Macao Venetian Casino Resort”).

        Subsidiaries

        The consolidated financial statements include the accounts of LVSI and its subsidiaries (the “Subsidiaries”), including Venetian Casino Resort, LLC (“Venetian”), Mall Intermediate Holding Company, LLC (“Mall Intermediate”), Grand Canal Shops Mall Subsidiary, LLC (the “New Mall Subsidiary”), Grand Canal Shops II, LLC (the “Mall II Subsidiary”)(which was sold May 17, 2004), Grand Canal Shops Mall MM Subsidiary, Inc, Venetian Hotel Operations, LLC (“Mall Construction”), Lido Intermediate Holding Company, LLC (“Lido Intermediate”), Lido Casino Resort Holding Company, LLC, Lido Casino Resort, LLC (the “Phase II Subsidiary”), Lido Casino Resort MM, Inc., Venetian Transport, LLC (“Venetian Transport”), Venetian Venture Development, LLC (“Venetian Venture”), Venetian Venture Development Intermediate Limited (“Venetian Intermediate”), Venetian Venture Development Intermediate I, Venetian Venture Development Intermediate II, Venetian Macau Finance Company, VI Limited, Las Vegas Sands (UK) Limited, Las Vegas Sands (Ibrox) Limited, Las Vegas Sands (Sheffield) Limited, Venetian Macau Limited (“Venetian Macao”), Venetian Global Holdings Limited, Venetian Marketing, Inc. (“Venetian Marketing”), Venetian Far East Limited, Venetian Operating Company, LLC (“Venetian Operating”), Venetian Resort Development Limited, Phase II Mall Subsidiary, LLC and Phase II Mall Holding, LLC. Each of LVSI and its subsidiaries is a separate legal entity and the assets of each such entity are intended to be available only to the creditors of such entity, except to the extent of guarantees on indebtedness. See “Note 4- Long-Term Debt”.

        Venetian was formed on March 20, 1997 to own and operate certain portions of the Casino Resort. LVSI is the managing member and owns 100% of the common voting equity in Venetian. The entire preferred interest in Venetian is owned by Interface Holding, which became a wholly owned subsidiary of LVSI following the acquisition by LVSI of all of its capital stock on July 29, 2004.

        Various subsidiaries are guarantors or co-obligors of certain indebtedness related to the Casino Resort. See “Note 4 – Long-Term Debt.”

        The Mall II Subsidiary was an indirect, wholly owned subsidiary of LVSI that owned and operated the Mall and was formed on May 31, 2002 and became a successor to the New Mall Subsidiary in connection with the refinancing of the Mall’s indebtedness. The Mall II Subsidiary was sold on May 17, 2004. See “Note 4 – Long-Term Debt.”

        Venetian Macao is an indirect subsidiary of LVSI, which owns and operates the Macao Casino. See “Note 4 – Long-Term Debt.”

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 2 Stockholders’ Equity and Per Share Data

        The Company has a nonqualified stock option plan, which provides for the granting of stock options pursuant to the applicable provisions of the Internal Revenue Code and regulations. The stock option plan provides that the Principal Stockholder may assume the obligations of the Company under the plan and provides for the granting of up to 75,000 shares of common stock to officers and other key employees of the Company.

        During the first quarter of 2002, the Company entered into a stockholders’ agreement (the “Stockholders’ Agreement”) with the employees to whom options were granted (the “Additional Stockholders”) and the Principal Stockholder. The Stockholders’ Agreement restricts the ability of the Additional Stockholders and any of their permitted transferees who have agreed to be bound by the terms and conditions of the agreement to sell, assign, pledge, encumber, or otherwise dispose of any shares of common stock of LVSI, except in accordance with the provisions of the Stockholders’ Agreement. If at any time before LVSI completes an initial public offering, the Principal Stockholder wishes to sell 20% or more of his ownership interest in LVSI to any third party transferee, each Additional Stockholder shall have the right to participate in such sale on the same terms as those offered to the Principal Stockholder. The Additional Stockholders also have certain piggyback registration rights. Finally, if at any time prior to the completion by LVSI of an initial public offering LVSI wishes to issue any new securities, the Additional Stockholders will have the right under certain circumstances to purchase that number of shares of LVSI common stock, at the proposed purchase price of the new securities, such that the Additional Stockholders’ percentage ownership of LVSI would remain the same following such issuance.

        Basic and diluted income per share is calculated based upon the weighted average number of shares outstanding. In the first quarter of 2002, the Company completed a stock split whereby the number of shares of common stock outstanding was increased from 925,000 to 1,000,000. At the time of the stock split, the Principal Stockholder maintained 100% ownership of the Company’s common stock. All references to share and per share data herein have been adjusted retroactively to give effect to the increase in shares of common stock outstanding to 1,000,000. As of June 30, 2004, there were unexercised options to purchase 2,000 shares of the Company’s common stock. The impact of the unexercised options to purchase shares of the Company’s common stock have been included in the computation of diluted earnings per share for the three and six month periods ended June 30, 2004 and 2003.

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

        Had the Company accounted for the plan under the fair value method allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net income, and earnings per share would have been reduced to the following pro forma amounts (dollars in thousands except per share data):

	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2003	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003

Net income, as reported	$452,911	$9,577	$490,715	$22,597
Deduct: Total stock-based employee
compensation expense determined under
the minimum value method for all
awards, net of related tax effects	$–	$–	$–	$–

Pro forma net income	$452,911	$9,577	$490,715	$22,597

Basic earnings per share, as reported	$452.91	$9.58	$490.72	$22.60

Basic earnings per share, pro-forma	$452.91	$9.58	$490.72	$22.60

Diluted earnings per share, as reported	$452.26	$9.55	$490.01	$22.53

Diluted earnings per share, pro-forma	$452.26	$9.55	$490.01	$22.53

Note 3 Property and Equipment

        Property and equipment consists of the following (in thousands):

	June 30, 2004	December 31, 2003

Land and land improvements	$162,377	$121,195
Building and improvements	1,164,599	1,157,784
Equipment, furniture, fixtures and leasehold improvements	224,400	186,485
Construction in progress	171,044	167,235

	1,722,420	1,632,699
Less: accumulated depreciation and amortization	(209,025)	(200,523)

	$1,513,395	$1,432,176

        During the three and six month periods ended June 30, 2004 and June 30, 2003, the Company capitalized interest expense of $1.2 million and $2.4 million, $2.7 million and $4.7 million, respectively.

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 3 Property and Equipment (Continued)

        As of June 30, 2004, construction in progress represented design, pre-development, construction costs and shared facilities costs of $120.9 million for the Palazzo, of $25.8 million for the Venetian Macao, and $24.3 million for on-going capital improvement projects at the Casino Resort.

        Property and equipment with a net book value of approximately $132.4 million were sold in connection with the Mall Sale as further described in Note 5.

Note 4 Long-Term Debt

        Long-term debt consists of the following (in thousands):

	June 30, 2004	December 31, 2003
Indebtedness of the Company and its Subsidiaries
other than the Mall II and Macao Subsidiaries:

11% Mortgage Notes, due June 15, 2010	$843,640	$850,000
Senior Secured Credit Facility - Term B	245,000	246,250
Senior Secured Credit Facility - Term A	45,000	48,333
FF&E Credit Facility	13,800	14,400

Indebtedness of the Mall II Subsidiary:

Secured Mall Facility	–	120,000

Indebtedness of the Macao Subsidiaries:

Venetian Macao Revolver	10,000	–
Venetian Macao Senior Secured Notes - Tranche A	75,000	75,000
Venetian Macao Senior Secured Notes - Tranche B	45,000	45,000
Venetian Intermediate Credit Facility	50,000	40,000

	1,327,440	1,438,983

Less: current maturities	(14,900)	(12,633)

Total long-term debt	$1,312,540	$1,426,350

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 4 Long-Term Debt (Continued)

Mortgage Notes

        On June 4, 2002, the Company issued $850.0 million in aggregate principal amount of 11.0% mortgage notes due 2010 (the “Mortgage Notes”). The Mortgage Notes bear interest at 11%, payable each June 15th and December 15th. The Mortgage Notes are secured by second priority liens on certain assets of the Company (the personal property and the real estate improvements that comprise the hotel, the casino, and the convention space, with certain exceptions). The Mortgage Notes are redeemable at the option of LVSI and Venetian at prices ranging from 100% to 105.5% commencing on or after June 15, 2006, as set forth in the Mortgage Notes and the indenture pursuant to which the Mortgage Notes were issued (the “Indenture”). Prior to June 15, 2006, LVSI and Venetian may redeem the Mortgage Notes at their principal amount plus an applicable make-whole premium. Upon a change of control (as defined in the Indenture), each Mortgage Note holder may require LVSI and Venetian to repurchase such Mortgage Notes at 101% of the principal amount thereof plus accrued interest and other amounts which are then due, if any. On or prior to June 15, 2005, the Company may redeem up to 35% of the Mortgage Notes with the net cash proceeds of one or more offerings of equity securities at a redemption price of 111% of the principal amount of the Mortgage Notes, plus accrued and unpaid interest. Upon an event of loss or certain asset sales, the Company may also be required to offer to purchase all or a portion of the Mortgage Notes with the proceeds of such event of loss or sale. The Mortgage Notes are not subject to a sinking fund requirement. The Mortgage Notes have been registered under the Securities Act of 1933, as amended (the “Securities Act”).

        As a result of the consummation of the Mall Sale on May 17, 2004 (as further described in Note 5), LVSI and Venetian were obligated to use the Excess Proceeds (as defined under the Indenture) from the Mall Sale to make an offer to purchase the maximum principal amount of Mortgage Notes that may be purchased out of the Excess Proceeds of the Mall Sale at an offer price in cash equal to 100% of the principal amount of the Mortgage Notes, plus accrued and unpaid interest and liquidated damages, if any, to the closing date of the offer (the “Asset Sale Offer”). The Asset Sale Offer closed on June 6, 2004, and $6.4 million of Mortgage Notes were tendered and re-purchased by the Company.

Senior Secured Credit Facility

        On June 4, 2002, the Company entered into a senior secured credit facility with a syndicate of lenders in an aggregate amount of $375.0 million (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility provides for a $250.0 million single draw senior secured term loan facility (the “Term B Facility”), a $50.0 million senior secured delayed draw facility (the “Term A Facility”), and a $75.0 million senior secured revolving facility (the “Revolving Facility”). The net proceeds from the Term A and Term B Facilities of $235.0 million were deposited into a disbursement account for an expansion of the Casino Resort the (“Phase IA Addition”), invested in cash or permitted investments, pledged to a disbursement agent for the Senior Secured Credit Facility lenders and used as required for Phase IA Addition project costs under disbursement terms specified in the Senior Secured Credit Facility. As of June 30, 2004 all funds had been drawn.

        The Term B Facility matures on June 4, 2008 and is subject to quarterly amortization payments in the amount of $625,000 from September 30, 2002 until September 30, 2007, followed by four equal quarterly amortization payments of $59.4 million until the maturity date. The Term A Facility was drawn in full on May 26, 2003, matures on June 4, 2007, and is subject to quarterly amortization payments commencing on December 31, 2003 in the amount of $1,666,667 for three quarters, $2,500,000 for the succeeding four quarters, $3,750,000 for the next four quarters and $5,000,000 for the final four quarters.

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 4 Long-Term Debt (Continued)

        The Revolving Facility matures on June 4, 2007 and has no interim amortization. No amounts had been drawn under the Revolving Facility as of June 30, 2004. However, as described below, LVSI has guaranteed borrowings under a $50.0 million credit facility of its wholly owned subsidiary, Venetian Intermediate, to fund construction and development costs of the Macao Casino. These guarantees are supported by $50.0 million of letters of credit that were issued under the Revolving Facility. In addition, LVSI guaranteed funding of certain cost overruns of the Macao Casino as further described in Note 5. This guaranty is supported by a $10.0 million letter of credit, which was issued under the Revolving Facility during January 2004. As a result of the issuance of these letters of credit, the amount available for working capital loans under the Revolving Facility is $15.0 million as of June 30, 2004.

        All amounts outstanding under the Senior Secured Credit Facility bear interest at the option of the Company at the prime rate plus 2% per annum, or at the reserve adjusted Eurodollar rate plus 3% per annum. Since the substantial completion of the Phase IA Addition, the applicable margin for amounts outstanding under the Term A Facility and the Revolving Facility is determined by a grid based upon a leverage ratio. The leverage ratio is calculated as the ratio of consolidated total debt as of the last day of each fiscal quarter to EBITDA (as defined in the Senior Secured Credit Facility) for the four-fiscal quarter period ending on such date. Commitment fees equal to 0.50% per annum of the daily average unused portion of the commitment under the Revolving Facility are payable quarterly in arrears. The average interest rate for the Senior Secured Credit Facility was 4.1% during the three and six months ended June 30, 2004.

        The Senior Secured Credit Facility is secured by a first priority lien on certain assets of the Company (the personal property and the real estate improvements that comprise the hotel, the casino, and the convention space, with certain exceptions). The Senior Secured Credit Facility contains affirmative, negative, and financial covenants including limitations on indebtedness, liens, investments, guarantees, restricted junior payments, mergers and acquisitions, sales of assets, leases, transactions with affiliates and scope-changes and modifications to material contracts. Additionally, the Company is required to comply with certain financial ratios and other financial covenants including total debt to EBITDA ratios, EBITDA to interest coverage ratios, minimum net worth covenants and maximum capital expenditure limitations. At June 30, 2004, the Company was in compliance with all required covenants and ratios under the Senior Secured Credit Facility.

        Pursuant to the terms of the Senior Secured Credit Facility, the Company is also required to maintain certain funds in escrow for insurance and property taxes. At June 30, 2004, $2.1 million was held by the lenders’ agent in escrow for these purposes. The amounts in escrow are classified as restricted cash in the accompanying financial statements.

        The Company has obtained an amendment or waiver to its Senior Secured Credit Facility (the “Bank Amendment”) to, among other things; permit the consummation of the Mall Sale, the purchase of a parcel of real property adjacent to the Casino Resort and waiving any events of default resulting therefrom. The parcel will be used either as a parking lot for the Palazzo or for constructing additional convention space. The Bank Amendment permitted the Company to use the proceeds from the Mall Sale to repurchase Mortgage Notes tendered pursuant to the Asset Sale Offer.

        The Company is in the process of marketing and completing documentation for a new $1.01 billion senior secured credit facility, the proceeds of which will be used to repay the Senior Secured Credit Facility in full, fund the design, development, construction, and pre-opening costs of the Palazzo and pay related fees and expenses. The Company expects to close on this transaction during late August 2004.

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 4 Long-Term Debt (Continued)

FF&E Financing

        In September 2003, the Company and a lender entered into a credit facility (the “FF&E Credit Facility”) to provide $15.0 million of financing for the Phase IA Addition. The proceeds from the FF&E Credit Facility were used to finance certain furniture, fixtures and equipment (the “Specified FF&E”) for the Phase IA Addition and the facility is secured by the specified FF&E. The FF&E Credit Facility provides for a 60-month basic term loan. Interest on the term loan is three month LIBOR plus 3.00% and is payable quarterly. The FF&E Credit Facility is subject to nineteen quarterly amortization payments of $600,000 beginning January 1, 2004, and one final payment of $3,600,000 on October 1, 2008. The average interest rate for the FF&E Credit Facility was 4.1% during the three and six months ended June 30, 2004.

Venetian Intermediate Credit Facility

        On March 27, 2003, Venetian Intermediate entered into a credit agreement (“Venetian Intermediate Credit Agreement”) with a lender to provide $50.0 million of financing for the Macao Casino. Venetian Intermediate owns 100% of Venetian Macao, the owner and operator of the Macao Casino. The obligations under the loans to be made under the Venetian Intermediate Credit Agreement are guaranteed by the Company and Venetian and supported by letters of credit, which have been issued under the Revolving Facility in favor of the Venetian Intermediate Credit Agreement lender. As a result of the issuance of the letters of credit, the amounts available for working capital loans under the Revolving Facility have been reduced on a dollar for dollar basis. The amounts outstanding under the Venetian Intermediate Credit Agreement bear interest at the base rate or the adjusted Eurodollar rate plus 0.5% per annum. Interest is payable on the base rate loans on a quarterly basis and is payable on Eurodollar loans at the end of the applicable interest period, and there is no scheduled principal amortization. The credit facility is due in full on March 27, 2006. As of June 30, 2004, $50.0 million was outstanding under the Venetian Intermediate Credit Agreement and was supported by $50.0 million of letters of credit issued under the Revolving Facility. The average interest rate was 1.6% for the three and six months ended June 30, 2004.

Venetian Macao Senior Secured Notes

        On August 21, 2003, a wholly owned subsidiary of Venetian Macao, Venetian Macao Finance Company, issued $120.0 million in aggregate principal amount of floating rate senior secured notes due August 2008 (the “Venetian Macao Senior Secured Notes”). The Venetian Macao Senior Secured Notes issued by Venetian Macao Finance Company are guaranteed by Venetian Macao. All assets of Venetian Macao and its subsidiaries secure the Venetian Macao Senior Secured Notes and restrictions have been placed on the payment of dividends to LVSI and its subsidiaries from Venetian Macao and its subsidiaries. As of June 30, 2004, approximately $9.6 million of the proceeds from the issuance of the Venetian Macao Senior Secured Notes remained unused and have been classified as restricted cash in the accompanying balance sheet. As a result of the restrictions on dividend payments described above, approximately $9.6 million in net assets for the Venetian Macao at June 30, 2004 are not available at the parent level and are considered to be restricted net assets of subsidiaries at such date.

        The Venetian Macao Senior Secured Notes of $75.0 million in aggregate principal amount bear interest at the rate of three month U.S. dollar LIBOR plus 3.25%, payable quarterly (“Tranche A Notes”), and $45.0 million in aggregate principal amount of the Venetian Macao Senior Secured Notes bear interest at the rate of three month U.S. dollar LIBOR plus 4.00%, payable quarterly (“Tranche B Notes”). The Tranche A Notes have a mandatory redemption of $7.5 million on August 21, 2005, $11.2 million on August 21, 2006, $18.8 million on August 21, 2007, and $37.5 million on August 21, 2008. The Tranche B Notes have no interim amortization and are due in full on August 21, 2008. The average interest rate on the Venetian Macao Senior Secured Notes was 4.8% during the three and six months ended June 30, 2004.

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 4 Long-Term Debt (Continued)

Macao Revolver

        On December 18, 2003, Venetian Macao and Venetian Macao Finance Company entered into a $20.0 million revolving credit facility (“Macao Revolver”) with a group of lenders. The Macao Revolver is secured on a pari passu basis with the same collateral as the Venetian Macao Senior Secured Notes. The Macao Revolver matures on December 18, 2006 and bears interest at LIBOR plus 3.75%. As of June 30, 2004, $10.0 million has been drawn under the Macao Revolver.

Redeemable Preferred Interest in Venetian Casino Resort, LLC

        Interface Holding owns the $77.1 million Redeemable Preferred Interest. The rights of the Redeemable Preferred Interest include the accrual of a preferred return of 12% from June 30, 1997. Until the indebtedness under the Senior Secured Credit Facility is repaid and cash payments are permitted under the restricted payment covenants of the Indenture, the preferred return on the Redeemable Preferred Interest will accrue but will not be paid in cash. Commencing June 30, 2011, distributions must be made to the extent of the positive capital account of the holder. During the second and third quarters of 1999, Interface Holding contributed $37.3 million and $7.1 million, respectively, in cash in exchange for an additional Redeemable Preferred Interest. During the three and six month periods ended June 30, 2004 and June 30, 2003, $7.2 million and $14.3 million, and $6.4 million and $12.7 million, respectively, were accrued on the Redeemable Preferred Interest related to the contributions made. Since 1997, no distributions of preferred interest or preferred return have been paid on the Redeemable Preferred Interest. As further described in Note 5, on July 29, 2004, the Company acquired all of the capital stock of Interface Holding from the Principal Stockholder in exchange for the issuance to the Principal Stockholder of 220,370 additional shares of LVSI’s common stock. The Company currently plans to cease accrual of the preferred return and to retire the Redeemable Preferred Interest upon approval of the Nevada Gaming Authorities.

        In May 2003, the Financial Accounting Standards Board issued Statement No. 150 (“SFAS 150”) “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Company is considered a non-public entity, as defined by SFAS 150 because its equity securities are not listed on a public exchange. Accordingly, for the Company, the provisions of SFAS 150 became effective during the quarter ending March 31, 2004. As a result of the adoption of SFAS 150, the Redeemable Preferred Interest in Venetian is now presented as a liability and the accrual of dividends is presented as interest expense of the Company. In accordance with the provisions of SFAS 150, prior period amounts have not been reclassified to conform with the new presentation.

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

        On July 30, 1999, Venetian filed a complaint against the Construction Manager and Bovis in the United States District Court for the District of Nevada (the “Federal Court Action”). The action alleges breach of contract by the Construction Manager of its obligations under the Construction Management Contract and a breach of contract by Bovis of its obligations under the Bovis Guaranty, including failure to fully pay trade contractors and vendors and failure to meet the April 21, 1999 guaranteed completion date. The Company amended this complaint on November 23, 1999 to add P&O as an additional defendant. In response to Venetian’s breach of contract claims against the Construction Manager, Bovis and P&O, the Construction Manager filed a complaint on August 3, 1999 against Venetian in the District Court of Clark County, Nevada (the “State Court Action”). The action alleges a breach of contract and quantum meruit claims under the Construction Management Contract and also alleges that Venetian defrauded the Construction Manager in connection with the construction of the Casino Resort. The Construction Manager seeks damages, attorney’s fees and costs and punitive damages. In the lawsuit, the Construction Manager claims that it is owed approximately $90.0 million from Venetian and its affiliates. This complaint was subsequently amended by the Construction Manager, which also filed an additional complaint against the Company relating to work done and funds advanced with respect to the contemplated development of the Palazzo. Simultaneously, commencing in March 2000, the Construction Manager and the Company engaged in arbitration proceedings ordered by the Federal Court to determine the cost and schedule impact of any changes in the scope of services of the Construction Manager under the Construction Management Contract (the “Arbitration Proceedings”).

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

        In June 2000, the Company purchased an insurance policy (the “Insurance Policy”) for loss coverage in connection with all litigation relating to the construction of the Casino Resort (the “Construction Litigation”). Under the Insurance Policy, the Company will self-insure $45.0 million and the insurer will insure up to $80.0 million of any covered losses. The Insurance Policy provides coverage for any amounts determined in the Construction Litigation to be owed to the Construction Manager or its subcontractors relating to claimed delays, inefficiencies, disruptions, lack of productivity/unauthorized overtime or schedule impact, allegedly caused by the Company during construction of the Casino Resort, and lien claims of, or acquired by, the Construction Manager as well as any defense costs.

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

        The judge in the State Court Action arguably entered judgment on the verdict on December 24, 2003. The Company has filed motions requesting that the State Court reconsider the entry of the judgment, and stay the verdict until the conclusion of the Arbitration Proceedings, which proceedings the Company contends must be considered in determination of any final award between the parties. The request for a stay was denied. The Company believes that results of the Arbitration Proceedings will result in the lowering of the verdict that was awarded to the Construction Manager in the State Court Action and will provide a basis to increase the amount that was awarded to the Company.

        By orders dated June 17 and July 19, 2004, the post trial motions were denied in all material respects. The Company intends to appeal the denial.

        While there are pending subcontractor claims against the Construction Manager and the Company and related claims for indemnity by and against the Construction Manager, the Company believes that all such claims asserted against the Company in those actions should be subsumed within the verdict in the State Court Action and that the Company’s liability should be limited to the amount of any final judgment which may be ultimately entered in the State Court Action. If a judgment for the Construction Manager is entered on the verdict and such a judgment can be executed upon by the Construction Manager following the resolution of all appeals, the Company believes its payment of such a judgment shall be in satisfaction of, and shall be capped at, its $45.0 million self-insured retention under the Insurance Policy. The Company intends to seek an elimination or reduction of the Construction Manager’s and its subcontractors’ mechanic’s liens in an amount to be consistent with any final judgment on the verdict.

        Notwithstanding the entry of judgment in the State Court Action, the Company has continued to pursue certain claims in the Arbitration Proceedings to determine, among other things, the impact of certain changes, which determination by the arbitrator the Company believes may provide a basis for reducing the amount awarded to the Construction Manager in the State Court Action and raising the amount of the verdict for the Company or otherwise establishing offsetting claims for the Company against the Construction Manager. The Company also intends to pursue additional affirmative claims in the Federal Court Action and in other proceedings that were not resolved by the verdict in the State Court Action. Because of the magnitude of the remaining open items in the Arbitration Proceedings, which the Company believes must be considered in any ultimate award between the parties, the Company is not able to determine with any reasonable certainty the value of such claims or the probability of success on such claims at this time. Accordingly, no accrual for a liability has been reflected in the accompanying financial statements for this matter, other than approximately $7.2 million, which the Company had previously accrued in 1999 for unpaid construction costs and which have not yet been paid pending outcome of the litigation.

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 5 Commitments and Contingencies (Continued)

        Based on the recent judgment in the State Court Action and the remaining open items in the Arbitration Proceedings, the Company estimates that its range of loss in this matter is from none (or a gain if all remaining matters are determined in the Company’s favor and considering the existing accrual of approximately $7.2 million for unpaid construction costs) to approximately $70.0 million (see below) if the Company were to lose all remaining arbitration matters and related pending actions and appeals that counsel has advised are possible of loss, and which are not already included in the State Court Action.  Such range of loss is before attorney costs and interest, which have not yet been considered by the State Court and the total amounts of which cannot currently be quantified. While the range of loss is possibly as high as $70.0 million, (the original verdict of $42.0 million plus $28.0 million, representing all remaining indemnity claims and arbitration matters), plus attorney’s fees, any uncovered claims not within the self-insured retention, and interest, the Company believes the Insurance Policy will provide coverage in excess of the Company’s self-insured retention of $45.0 million for up to a total of $80.0 million of covered claims as further defined in the Insurance Policy. While the State Court’s orders denying the Company’s post trial motions could be viewed as increasing the possibility that the Company will be exposed to loss in this litigation, there are appellate issues that the Company intends to pursue and ongoing Arbitration Proceedings that the Company believes will impact the amount of loss and/or any award to which the Company may be entitled. Therefore, at this time, no amount within the range of any loss can be reasonably determined as an estimated loss. If there is a loss, such loss could be material to the Company’s results of operations in the period that the estimate is recorded.

        Macao Casino Projects

        On June 26, 2002, the Macao government granted a provisional concession to operate casinos in Macao through June 26, 2027 to the Company’s subsidiary Venetian Macao and to Galaxy Casino Company Limited, a consortium of Macao and Hong Kong-based investors (“Galaxy”). During December 2002, Venetian Macao and Galaxy entered into a subconcession agreement. The subconcession agreement with Galaxy was recognized and approved by the Macao government and allows Venetian Macao to develop and operate certain casino projects, including the Macao Casino, separately from Galaxy. The Macao Casino opened on May 18, 2004. Additional facilities, including restaurants and entertainment venues and 49 of 52 high-end suites are expected to open during late August 2004.

        In addition to the Macao Casino, the Company also intends to build the Macao Venetian Casino Resort in Macao, a hotel, casino and convention center complex with a Venetian-style theme similar to the Company’s Las Vegas property.

        Under the subconcession agreement, Venetian Macao is obligated to develop and open the Macao Venetian Casino Resort by June 2006 and invest, or cause to be invested, at least 4.4 billion Patacas (approximately $533.3 million at exchange rates in effect on June 30, 2004) in various development projects in Macao by June 2009. The construction and development costs of the Macao Casino will be applied to the fulfillment of this total investment obligation to the Macao government. The Company currently estimates the total cost of constructing, developing, and operating the Macao Casino, including design costs, construction costs, equipment costs, working capital and pre-opening expenses, will be approximately $265.0 million, all of which qualifies to meet the investment obligation to the Macao government. Assuming that all of the current estimated construction and development costs of the Macao Casino are applied towards fulfilling the investment obligations under the subconcession agreement, remaining investment obligations under the subconcession agreement will be approximately $268.3 million. It is expected that the construction and development costs of the Macao Venetian Casino Resort will satisfy the remainder of this obligation. To support this obligation, a Macao bank and a subsidiary of the Company, Lido Casino Resort Holding Company, LLC, have guaranteed 500 million Patacas (approximately $60.6 million at exchange rates in effect on June 30, 2004) of Venetian Macao’s legal and contractual obligations to the Macao government until March 31, 2007. Venetian Macao received consents during June 2004 from the holders of the Venetian Macao Senior Secured Notes to permit the creation of a junior lien on Venetian Macao’s rights over the land upon which the Macao Casino is being constructed in Macao to support the guarantee being issued by the Macao bank under the Venetian Macao subconcession.

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 5 Commitments and Contingencies (Continued)

        Venetian Macao’s development and investment obligations under its subconcession agreement may be satisfied by Venetian Macao and/or its affiliates, including the Company.

        As of June 30, 2004, approximately $185.1 million of the costs relating to the Macao Casino had been expended. The Company anticipates funding the $79.9 million of remaining estimated costs of construction related to the additional restaurant and entertainment facilities and the guest suites from a combination of the following sources:

•	net proceeds from the issuance and sale of $120.0 million in aggregate principal amount of the Venetian Macao Senior Secured Notes. As of June 30, 2004, approximately $9.6 million of these proceeds remained unused;

•	operating cash flow of the Company (although the Senior Secured Credit Facility and the Indenture for the Mortgage Notes limit the Company’s ability to make investments in the Macao projects) and Venetian Macao;

•	borrowings under the $20.0 million Macao Revolver. As of June 30, 2004, $10.0 million had been drawn on the Macao Revolver;

•	a completion guaranty issued by LVSI and Venetian, guaranteeing payment of certain costs of the Macao Casino in excess of available funds (the “Completion Guaranty”). The Completion Guaranty is supported by a $10.0 million letter of credit issued in January 2004 under the Company’s Senior Secured Credit Facility (See Note 4 – Senior Secured Credit Facility). The remainder of the Completion Guaranty may be funded by borrowings of up to $10.0 million under the Macao Revolver;

•	borrowings under proposed furnishings, fixtures & equipment facilities and vendor financings which the Company expects to be able to enter into in the aggregate principal amount of $25.0 million (the “FF&E Facilities”) to finance certain equipment and other assets of the Macao Casino. If Venetian Macao is unable to obtain the FF&E Facilities or vendor financing, LVSI, Venetian or another of their subsidiaries have agreed to either:

–	purchase, or cause to be purchased assets with a cost of up to $25.0 million and enter into lease or other arrangements with Venetian Macao or

–	otherwise assist Venetian Macao in securing such facilities, including by issuing guarantees in connection with any such facilities or otherwise lending such amounts to Venetian Macao for purposes of securing such equipment in each case, to the extent permitted under the Senior Secured Credit Facility and the Indenture for the Mortgage Notes.

        The Company expects the funds provided by these sources to be sufficient to complete construction and opening of the remainder of the Macao Casino. The construction and development of the Macao Venetian Casino Resort will require significant additional debt and/or equity financing.

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 5 Commitments and Contingencies (continued)

        Venetian Macao, Venetian Intermediate and the Company’s other Macao subsidiaries are not guarantors under the Mortgage Notes or the Senior Secured Credit Facility and, subject to certain limited exceptions, are not restricted subsidiaries under the Indenture for the Mortgage Notes or the Senior Secured Credit Facility. Restrictions have been placed on the payment of dividends to LVSI and its subsidiaries from Venetian Macao and its subsidiaries.

        Mall Sale and Related Matters

        On April 12, 2004, the Company entered into an agreement with the Mall Purchaser to sell the Mall and lease certain restaurant and other retail assets of the Casino Resort (the “Master Lease”) for approximately $766.0 million. The Mall Sale closed on May 17, 2004 and the Company realized a gain of $418.2 million in connection with the Mall Sale. In conjunction with the Mall Sale, the Company repaid all of its $120.0 million secured Mall facility and redeemed $6.4 million of the Mortgage Notes pursuant to the Asset Sale Offer. The Master Lease agreement provides for the Casino Resort to lease nineteen spaces currently occupied by various tenants to the Mall Purchaser for 89-years with annual rent of one dollar per year and for the Mall Purchaser to assume the various leases. Under generally accepted accounting principles (“GAAP”), the Master Lease agreement does not qualify as a sale of the related assets, which were not separately legally demised. Accordingly, $109.2 million of the transaction has been deferred as prepaid operating lease payments to the Casino Resort, which will amortize into income on a straight-line basis over the 89-year lease term. In addition the Company will: (i) continue to be obligated to fulfill certain lease termination and asset purchase agreements; (ii) lease the C2K Showroom space located within the Mall from the Mall Purchaser for a period of 25 years with fixed minimum rent of $3.3 million per year with cost of living adjustments; (iii) operate the Gondola ride under an operating agreement for a period of 25 years for an annual fee of $3.5 million; and (iv) lease certain office space from the Mall Purchaser for a period of 10 years, subject to extension options for a period of up to 65 years, with annual rent of $860,350. The lease payments under clauses (ii) through (iv) above are subject to automatic increases beginning on the sixth lease year. The net present value of the lease payments under clauses (ii) through (iv) is $77.2 million. Under GAAP, a portion of the transaction must be deferred in an amount equal to the present value of the minimum lease payments set forth in the lease back agreements. This deferred gain will be amortized to reduce lease expense on a straight-line basis over the life of the leases.

        Phase II Mall

        The Company formed the Phase II Mall Subsidiary on July 1, 2004 to develop and construct the Phase II Mall. As part of the Mall Sale, the Company entered into an agreement with the Mall Purchaser to construct and sell the multi-level retail space of the Palazzo for an amount equal to the greater of (i) $250.0 million; or (ii) the projected net operating income divided by a cap rate. Such cap rate is .06 for every dollar of net operating income up to $38,000,000, and .08 for every dollar of operating income above $38,000,000. The Phase II Mall is expected to cost approximately $275.0 million (excluding incentive payments described below). The Phase II Mall is expected to be constructed using the proceeds of a construction loan of $250.0 million (the “Phase II Mall Construction Loan”) and a $25.0 million investment from the Company.

        The Company made an equity contribution to the Phase II Mall Subsidiary of $62.0 million on July 15, 2004, which was used to make certain incentive payments to the Principal Stockholder and other senior executives of the Company for their work in connection with the Phase II Mall Sale and related financing transactions.

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 5 Commitments and Contingencies (continued)

        Dividends

        During the six months ending June 30, 2004, the Company paid $107.9 million of dividends to its stockholders for their tax obligations related to their allocated portion of the Company’s earnings. The Company’s debt agreements, generally restrict payments of cash dividends. However, the debt agreements allow for tax distributions to stockholders.

        Acquisition of Interface Holding

        On July 29, 2004, the Company acquired all of the capital stock of Interface Holding from the Principal Stockholder in exchange for the issuance to the Principal Stockholder of 220,370 additional shares of LVSI’s common stock. Interface Holding indirectly owns the Expo Center and holds the $252.6 million Redeemable Preferred Interest in Venetian Casino Resort, LLC. Following this acquisition, the Company made an equity contribution of $27.0 million to Interface-Group Nevada, Inc. (“Interface Nevada”), the direct owner of the Expo Center. On July 30, 2004, Interface Nevada entered into a mortgage loan (the “Interface Mortgage Loan”) pursuant to which it borrowed $100.0 million. The proceeds from the loan and a portion of the equity contribution were used to repay in full the amounts outstanding under its prior mortgage loan and to pay for related fees and expenses. Interface Nevada’s obligations under the loan are secured by a first priority mortgage on the Expo Center and by certain other related collateral.

        Interface Nevada must repay in full all amounts outstanding under the Interface Mortgage Loan by August 10, 2006, unless it exercises its renewal options, in which event the loan must be repaid by February 10, 2009. The loan will amortize pursuant to a 20-year mortgage schedule, based on a 9.25% interest rate assumption. If cash flow is available after the payment of interest and mandatory amortization, tax and insurance reserve amounts, operating expenses, capital expenditures and deposits into a deferred revenue reserve, additional principal payments must be made equal to the difference between (i) the principal payments necessary to amortize the loan pursuant to a 15-year schedule, based on a 7.00% interest rate and (ii) the mandatory amortization payment. The loan bears interest at an interest rate equal to LIBOR plus 3.75%. After a twelve-month lockout period, the loan may be prepaid in whole or in part.

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 6 Segment Information

        The Company reviews the results of operations based on the following distinct geographic gaming market segments, which are the Casino Resort on the Las Vegas Strip, the Macao Casino in Macao and the United Kingdom. The Company’s segment information is as follows for the three and six month periods ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Revenues
Casino Resort	$191,015	$150,422	$411,816	$309,087
Macao Casino	60,088	–	60,088	–
United Kingdom	–	–	–	–

Total net revenues	251,103	150,422	471,904	309,087

Adjusted EBITDA(1)
Casino Resort	80,717	58,957	182,188	120,035
Macao Casino	22,912	–	22,912	–
United Kingdom	–	–	–	–

Total adjusted EBITDA	103,629	58,957	205,100	120,035
Corporate expense	3,445	2,188	6,105	4,789

	100,184	56,769	198,995	115,246

Other Operating Costs and Expenses
Depreciation	16,081	11,251	30,862	21,988
Pre-opening expenses	10,728	3,018	19,107	4,845
Gain on sale of Grand Canal Shops	(418,222)	–	(418,222)	–

Total other operating expenses	(391,413)	14,269	(368,253)	26,833

Operating income	491,597	42,500	567,248	88,413

Other Non-operating Costs and Expenses
Interest expense, net of amounts capitalized	(30,704)	(27,196)	(61,750)	(54,732)
Preferred return on Redeemable Preferred
Interest in Venetian Casino Resort LLC	(7,150)	(6,364)	(14,300)	(12,727)
Interest income	539	378	897	824
Other income (expense)	–	259	(9)	819
Loss on early retirement of debt	(1,371)	–	(1,371)	–

Net income	$452,911	$9,577	$490,715	$22,597

(1)	Adjusted EBITDA is earnings before interest, taxes, depreciation, amortization, pre-opening expenses and gain on the sale of Grand Canal Shops. The Company believes that adjusted EBITDA is a widely used measure of operating performance in the gaming industry and is a principal basis for valuation of gaming companies. Adjusted EBITDA is presented before pre-opening expenses as it represents a measure of performance of the Company’s existing operational activities. The Company uses property level adjusted EBITDA (adjusted EBITDA before corporate expense) as the primary measure of operating performance of the Company’s properties. Adjusted EBITDA should not be construed as an alternative to operating income, as an indicator of operating performance, or as an alternative to cash flow from operating activities, as a measure of liquidity, or as any other measure determined in accordance with GAAP. The Company has significant uses of cash flows, including capital expenditures, interest payments, tax distributions and debt principal repayments, which are not reflected in adjusted EBITDA. In addition, other gaming companies that report EBITDA information may calculate EBITDA in a different manner than the Company.

LAS VEGAS SANDS, INC.

Notes to Financial Statements (Continued)

Note 7 Summarized Financial Information

        LVSI and Venetian are co-obligors of the Mortgage Notes and the indebtedness under the Senior Secured Credit Facility and are jointly and severally liable for such indebtedness. Mall Intermediate, Mall Construction, Lido Intermediate, Venetian Venture, Venetian Transport LLC, Venetian Marketing and Venetian Operating (collectively, the “Subsidiary Guarantors”) are subsidiaries of LVSI. The Subsidiary Guarantors have jointly and severally guaranteed (or are co-obligors of) such debt on a full and unconditional basis. Until its sale to the Mall Purchaser on May 17, 2004, the Mall was owned by the Mall II Subsidiary, which was the borrower under the secured Mall facility (which was paid off from the Mall Sale proceeds). The Macao Casino is owned by Venetian Macao, which is the guarantor for the Venetian Macao Senior Secured Notes. Mall II Subsidiary (until sold) and Venetian Macao are non-guarantor unrestricted subsidiaries under the Mortgage Notes and the Senior Secured Credit Facility.

        Separate financial statements and other disclosures concerning each of Venetian and the Subsidiary Guarantors are not presented below because management believes that they are not material to investors. The following information represents the summarized financial information of LVSI, Venetian, the Subsidiary Guarantors, and the non-guarantor subsidiaries on a combined basis as of June 30, 2004 and December 31, 2003, and for the three and six month periods ended June 30, 2004 and June 30, 2003. In addition, certain amounts in the 2003 information have been reclassified to conform with the 2004 presentation.

LAS VEGAS SANDS, INC.

Notes to Financial Statements (continued)

Note 7 Summarized Financial Information (continued)

CONDENSED BALANCE SHEETS
June 30, 2004

	Las Vegas Sands, Inc.	Venetian Casino Resort LLC	Other Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total

Cash and cash equivalents	$56,190	$559,665	$4	$55,382	$–	$671,241
Restricted cash and cash equivalents	–	2,113	–	10,347	–	12,460
Intercompany receivable	–	124,771	–	3,441	(128,212)	–
Accounts receivable, net	24,417	30,263	–	1,370	–	56,050
Inventories	–	5,630	–	496	–	6,126
Prepaid expenses	3,514	4,834	–	1,637	–	9,985

Total current assets	84,121	727,276	4	72,673	(128,212)	755,862

Property and equipment, net	42,751	1,101,081	–	369,563	–	1,513,395
Investment in subsidiaries	1,505,499	174,099	5	–	(1,679,603)	–
Deferred offering costs, net	–	27,676	–	5,798	–	33,474
Other assets, net	5,518	17,953	–	5,293	–	28,764

	$1,637,889	$2,048,085	$9	$453,327	$(1,807,815)	$2,331,495

Accounts payable	$1,794	$22,017	$–	$3,707	$–	$27,518
Construction payables	–	8,002	–	43,898	–	51,900
Construction payables-contested	–	7,232	–	–	–	7,232
Intercompany payables	104,862	–	2	23,348	(128,212)	–
Accrued interest payable	–	4,266	–	735	–	5,001
Other accrued liabilities	17,991	59,373	–	28,127	–	105,491
Current maturities of long-term debt(1)	14,900	14,900	–	–	(14,900)	14,900

Total current liabilities	139,547	115,790	2	99,815	(143,112)	212,042
Other long-term liabilities	–	6,179	–	1,138	–	7,317
Deferred gain on sale of Grand Canal Shops	–	73,325	–	–	–	73,325
Deferred rent from Grand Canal Shops transaction	–	107,841	–	–	–	107,841
Redeemable Preferred Interest in Venetian Casino
Resort, LLC a wholly owned subsidiary	–	252,628	–	–	–	252,628
Long-term debt(1)	1,132,540	1,132,540	–	180,000	(1,132,540)	1,312,540

	1,272,087	1,688,303	2	280,953	(1,275,652)	1,965,693

Stockholders' equity (deficit)	365,802	359,782	7	172,374	(532,163)	365,802

	$1,637,889	$2,048,085	$9	$453,327	$(1,807,815)	$2,331,495

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

LAS VEGAS SANDS, INC.

Notes to Financial Statements (continued)

Note 7 Summarized Financial Information (continued)

CONDENSED STATEMENT OF OPERATIONS
For the three months ended June 30, 2004

	Las Vegas Sands, Inc.	Venetian Casino Resort LLC	Other Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total

Revenues:
Casino	$76,246	$–	$–	$57,643	$–	$133,889
Rooms	–	79,230	–	–	–	79,230
Food and beverage	–	31,875	–	2,305	(107)	34,073
Casino rental revenues from LVSI	–	10,969	–	–	(10,969)	–
Retail and other	331	11,102	–	5,653	(414)	16,672

Total revenues	76,577	133,176	–	65,601	(11,490)	263,864
Less promotional allowances	–	(1,442)	–	–	(11,319)	(12,761)

Net revenues	76,577	131,734	–	65,601	(22,809)	251,103

Operating expenses:
Casino	51,129	–	–	29,025	(18,152)	62,002
Rooms	–	20,520	–	–	(1,844)	18,676
Food and beverage	–	17,790	–	2,495	(2,487)	17,798
Retail and other	–	6,393	–	1,569	(145)	7,817
Provision for doubtful accounts	3,348	100	–	–	–	3,448
General and administrative	1,294	28,757	–	5,625	(181)	35,495
Corporate expense	1,500	1,394	–	551	–	3,445
Rental expense	176	1,707	–	355	–	2,238
Pre-opening and developmental expense	–	–	–	10,728	–	10,728
Depreciation and amortization	562	12,994	–	2,525	–	16,081
Gain on sale of Grand Canal Shops	–	(418,222)	–	–	–	(418,222)

	58,009	(328,567)	–	52,873	(22,809)	(240,494)

Operating income (loss)	18,568	460,301	–	12,728	–	491,597

Other income (expense):
Interest income	118	379	–	1,181	(1,139)	539
Interest expense, net of amounts capitalized	(8)	(28,339)	–	(3,496)	1,139	(30,704)
Preferred return on Redeemable Preferred
Interest in Venetian Casino Resort, LLC	(7,150)	–	–	–	–	(7,150)
Other income (expense)	–	–	–	–	–	–
Loss on early retirement of debt	–	(224)	–	(1,147)	–	(1,371)
Income from equity investment in Grand Canal Shops II	33	1,070	–	–	(1,103)	–
Income (loss) from equity investment in
VCR and subsidiaries	441,350	8,163	–	–	(449,513)	–

Net income	$452,911	$441,350	$–	$9,266	$(450,616)	$452,911

LAS VEGAS SANDS, INC.

Notes to Financial Statements(continued)

Note 7 Summarized Financial Information (continued)

CONDENSED STATEMENT OF OPERATIONS
For the three months ended June 30, 2003

	Las Vegas Sands, Inc.	Venetian Casino Resort LLC	Other Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total

Revenues:
Casino	$63,378	$–	$–	$–	$–	$63,378
Rooms	–	56,439	–	–	–	56,439
Food and beverage	–	20,817	–	–	–	20,817
Casino rental revenue from LVSI	–	10,681	–	–	(10,681)	–
Retail and other	232	9,724	–	9,548	(283)	19,221

Total revenue	63,610	97,661	–	9,548	(10,964)	159,855
Less promotional allowances	–	(1,345)	–	–	(8,088)	(9,433)

Net revenues	63,610	96,316	–	9,548	(19,052)	150,422

Operating expenses:
Casino	46,051	–	–	–	(15,514)	30,537
Rooms	–	15,930	–	–	(1,375)	14,555
Food and beverage	–	11,451	–	–	(1,779)	9,672
Retail and other	–	5,362	–	3,707	(278)	8,791
Provision for doubtful accounts	735	300	–	–	–	1,035
General and administrative	499	23,545	–	413	(106)	24,351
Corporate expense	1,190	998	–	–	–	2,188
Rental expense	175	1,713	–	636	–	2,524
Pre-opening and developmental expense	–	1,126	–	1,892	–	3,018
Depreciation and amortization	450	9,502	–	1,299	–	11,251

	49,100	69,927	–	7,947	(19,052)	107,922

Operating income	14,510	26,389	–	1,601	–	42,500

Other income (expense):
Interest income	165	144	–	69	–	378
Interest expense, net of amounts capitalized	–	(25,912)	–	(1,284)	–	(27,196)
Other income	–	306	–	(47)	–	259
Income from equity investment in
Grand Canal Shops II	66	2,129	–	–	(2,195)	–
Income (loss) from equity investment in
VCR and subsidiaries	1,200	(1,856)	–	–	656	–

Income before preferred return	15,941	1,200	–	339	(1,539)	15,941
Preferred return on Redeemable Preferred
Interest in Venetian Casino Resort, LLC	(6,364)	–	–	–	–	(6,364)

Net income	$9,577	$1,200	$–	$339	$(1,539)	$9,577

LAS VEGAS SANDS, INC.

Notes to Financial Statements (continued)

Note 7 Summarized Financial Information (continued)

CONDENSED STATEMENT OF OPERATIONS
For the six months ended June 30, 2004

	Las Vegas Sands, Inc.	Venetian Casino Resort LLC	Other Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total

Revenues:
Casino	$170,954	$–	$–	$57,643	$–	$228,597
Rooms	–	164,597	–	–	–	164,597
Food and beverage	–	65,380	–	2,305	(157)	67,528
Casino rental revenues from LVSI	–	21,793	–	–	(21,793)	–
Retail and other	389	21,622	–	16,545	(853)	37,703

Total revenues	171,343	273,392	–	76,493	(22,803)	498,425
Less promotional allowances	–	(3,038)	–	–	(23,483)	(26,521)

Net revenues	171,343	270,354	–	76,493	(46,286)	471,904

Operating expenses:
Casino	106,332	–	–	29,025	(36,727)	98,630
Rooms	–	42,570	–	–	(3,853)	38,717
Food and beverage	–	35,657	–	2,495	(4,856)	33,296
Retail and other	–	11,682	–	6,050	(409)	17,323
Provision for doubtful accounts	6,692	–	–	–	–	6,692
General and administrative	2,509	59,363	1	6,025	(441)	67,457
Corporate expense	2,998	2,556	–	551	–	6,105
Rental expense	297	3,408	–	984	–	4,689
Pre-opening and developmental expense	–	965	–	18,142	–	19,107
Depreciation and amortization	1,087	25,841	–	3,934	–	30,862
Gain on sale of Grand Canal Shops	–	(418,222)	–	–	–	(418,222)

	119,915	(236,180)	1	67,206	(46,286)	(95,344)

Operating income (loss)	51,428	506,534	(1)	9,287	–	567,248

Other income (expense):
Interest income	192	716	–	2,121	(2,132)	897
Interest expense, net of amounts capitalized	(25)	(56,386)	–	(7,471)	2,132	(61,750)
Preferred return on Redeemable Preferred
Interest in Venetian Casino Resort, LLC	(14,300)	–	–	–	–	(14,300)
Other income (expense)	–	–	–	(9)	–	(9)
Loss on early retirement of debt	–	(224)	–	(1,147)	–	(1,371)
Income from equity investment in
Grand Canal Shops II	103	3,338	–	–	(3,441)	–
Income (loss) from equity investment
in VCR and subsidiaries	453,317	(661)	–	–	(452,656)	–

Net income	$490,715	$453,317	$(1)	$2,781	$(456,097)	$490,715

LAS VEGAS SANDS, INC.

Notes to Financial Statements (continued)

Note 7 Summarized Financial Information (continued)

CONDENSED STATEMENT OF OPERATIONS
For the six months ended June 30, 2003

	Las Vegas Sands, Inc.	Venetian Casino Resort LLC	Other Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total

Revenues:
Casino	$136,691	$–	$–	$–	$–	$136,691
Rooms	–	113,930	–	–	–	113,930
Food and beverage	–	40,885	–	–	–	40,885
Casino rental revenue from LVSI	–	21,313	–	–	(21,313)	–
Retail and other	125	18,100	–	19,362	(569)	37,018

Total revenue	136,816	194,228	–	19,362	(21,882)	328,524
Less promotional allowances	–	(2,382)	–	–	(17,055)	(19,437)

Net revenues	136,816	191,846	–	19,362	(38,937)	309,087

Operating expenses:
Casino	94,925	–	–	–	(31,470)	63,455
Rooms	–	31,922	–	–	(2,840)	29,082
Food and beverage	–	22,964	–	–	(3,850)	19,114
Retail and other	–	9,806	–	7,336	(527)	16,615
Provision for doubtful accounts	4,156	600	–	–	–	4,756
General and administrative	1,558	48,710	–	945	(250)	50,963
Corporate expense	2,528	2,261	–	–	–	4,789
Rental expense	363	3,422	–	1,282	–	5,067
Pre-opening and developmental expense	–	1,126	–	3,719	–	4,845
Depreciation and amortization	894	18,580	–	2,514	–	21,988

	104,424	139,391	–	15,796	(38,937)	220,674

Operating income	32,392	52,455	–	3,566	–	88,413

Other income (expense):
Interest income	241	414	–	169	–	824
Interest expense, net of amounts capitalized	(52)	(52,156)	–	(2,524)	–	(54,732)
Other income	–	886	–	(67)	–	819
Income from equity investment in
Grand Canal Shops II	143	4,617	–	–	(4,760)	–
Income (loss) from equity investment
in VCR and subsidiaries	2,600	(3,616)	–	–	1,016	–

Income before preferred return	35,324	2,600	–	1,144	(3,744)	35,324

Preferred return on Redeemable Preferred
Interest in Venetian Casino Resort, LLC	(12,727)	–		–	–	(12,727)

Net income	$22,597	$2,600	$–	$1,144	$(3,744)	$22,597

LAS VEGAS SANDS, INC.

Notes to Financial Statements (continued)

Note 7 Summarized Financial Information (continued)

CONDENSED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2004

	Las Vegas Sands, Inc.	Venetian Casino Resort LLC	Other Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total

Net cash provided by (used in) operating activities	$41,903	$54,595	$(3)	$128,242	$–	$224,737

Cash flows from investing activities:
Proceeds from sale of Grand Canal Shops,
net of transaction costs	–	649,568	–	–	–	649,568
Decrease in restricted cash	–	8	–	110,034	–	110,042
Notes receivable from stockholders	(15)	–	–	–	–	(15)
Capital expenditures	(39,174)	(28,358)	–	(168,240)	–	(235,772)
Capital contributions to subsidiaries	–	(57,362)	–	–	57,362	–

Net cash used in investing activities	(39,189)	563,856	–	(58,206)	57,362	523,823

Cash flows from financing activities:
Dividends paid to shareholders	(107,909)	–	–	–	–	(107,909)
Capital contribution from Venetian Casino Resort LLC	–	–	–	57,362	(57,362)	–
Repayments on 11% mortgage notes	–	(6,360)	–	–	–	(6,360)
Repayments on secured mall facility	–	–	–	(120,000)	–	(120,000)
Repayments on senior secured credit facility-term A	–	(3,333)	–	–	–	(3,333)
Repayments on senior secured credit facility-term B	–	(1,250)	–	–	–	(1,250)
Proceeds from Macao revolver	–	–	–	10,000	–	10,000
Proceeds from Venetian Intermediate credit facility	–	–	–	10,000	–	10,000
Repayments on FF&E credit facility	–	(600)	–	–	–	(600)
Payments of debt offering costs	–	(37)	–	(190)	–	(227)
Net change in intercompany accounts	88,336	(76,755)	2	(11,583)	–	–

Net cash provided by (used in) financing activities	(19,573)	(88,335)	2	(54,411)	(57,362)	(219,679)

Increase (decrease) in cash and cash equivalents	(16,859)	530,116	(1)	15,625	–	528,881
Cash and cash equivalents at beginning of period	73,049	29,549	5	39,757	–	142,360

Cash and cash equivalents at end of period	$56,190	$559,665	$4	$55,382	$–	$671,241

LAS VEGAS SANDS, INC.

Notes to Financial Statements (continued)

Note 7 Summarized Financial Information (continued)

CONDENSED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2003

	Las Vegas Sands, Inc.	Venetian Casino Resort LLC	Other Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total

Net cash provided by operating activities	$27,955	$20,358	$–	$4,834	$–	$53,147

Cash flows from investing activities:
(Increase) decrease in restricted cash	–	57,364	–	(1,661)	–	55,703
Notes receivable from stockholders	(826)	–	–	–	–	(826)
Capital expenditures	(427)	(152,336)	–	(21,152)	–	(173,915)

Net cash used in investing activities	(1,253)	(94,972)	–	(22,813)	–	(119,038)

Cash flows from financing activities:
Proceeds from senior secured credit facility-term A	–	50,000	–	–	–	50,000
Repayments on senior secured credit facility-term B	–	(1,250)	–	–	–	(1,250)
Repayments on bank credit facility-revolver	–	(470)	–	–	–	(470)
Proceeds from bank credit facility-revolver	–	470	–	–	–	470
Payments of deferred offering costs	–	(38)	–	(202)	–	(240)
Net change in intercompany accounts	(21,475)	19,702	–	1,773	–	–

Net cash provided by (used in) financing activities	(21,475)	68,414	–	1,571	–	48,510

Increase (decrease) in cash and cash equivalents	5,227	(6,200)	–	(16,408)	–	(17,381)
Cash and cash equivalents at beginning of period	46,746	9,973	6	37,017	–	93,742

Cash and cash equivalents at end of period	$51,973	$3,773	$6	$20,609	$–	$76,361

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

General

        The Company owns and operates the Casino Resort, a large-scale Renaissance Venice-themed hotel, casino, retail, meeting, and entertainment complex in Las Vegas, Nevada, and the Macao Casino, a Las Vegas-style casino located in the Macao Special Administrative Region of China.

        The Company completed an expansion of the Casino Resort at the end of the second quarter of 2003, which opened for business on June 26, 2003. The Phase IA Addition included a 1,013-room hotel tower on top of the Casino Resort’s existing parking garage, an approximately 1,000-parking space expansion to the existing parking garage and approximately 150,000 square feet of additional meeting and conference space. Following its expansion, the Casino Resort includes the only all-suites hotel on the Las Vegas Strip with 4,049 suites; a gaming facility of approximately 116,000 square feet; an enclosed retail, dining and entertainment complex of approximately 446,000 net leasable square feet (which was sold on May 17, 2004 as further described below); and a meeting and conference facility of approximately 650,000 square feet. The total cost of the Phase IA Addition construction was approximately $285.0 million, including $9.0 million to expand the Casino Resort’s heating, ventilation and air conditioning facility to accommodate the Phase IA Addition.

        The Company has begun extensive design and planning work, and has commenced design, demolition, and construction work on the site of the Palazzo. During the second quarter of 2004, the Company invested $23.9 million toward the development of the Palazzo. The Palazzo is expected to be completed in 2007 and is expected to cost approximately $1.325 billion (exclusive of the Phase II Mall costs). The Company has commenced the marketing of a new $1.01 billion senior secured credit facility, consisting of a revolving facility and term loan facilities, the proceeds of which will be used, among other things, to repay in full the Company’s Senior Secured Credit Facility and to fund the design, development, construction and pre-opening costs of the Palazzo. The Company is currently in discussions with a lender to provide up to $135.0 million of FF&E financing for the Palazzo.

        On July 15, 2004 the Phase II Subsidiary, an unrestricted subsidiary for purposes of the Company’s debt instruments, transferred a portion of the land on which the Palazzo will be constructed with an appraised value of $61.0 million to the Company for no consideration.

        During 2002, Venetian Macao, a subsidiary of the Company, commenced construction of the Macao Casino, a Las Vegas style casino on an approximately six-acre, waterfront parcel near the Macao-Hong Kong Ferry Terminal in the Macao Special Administrative Region of the People’s Republic of China under a subconcession agreement. Venetian Macao opened the main casino portion of the Macao Casino on May 18, 2004, and expects to open additional facilities, including 42 additional table games, 4 restaurants, 2 spas, entertainment venues, and 49 of 52 high-end suites during late August 2004. The Company currently estimates that the total cost of constructing, developing, and operating the Macao Casino, including design costs, construction costs, equipment costs, working capital and pre-opening expenses, will be approximately $265.0 million. Through June 2004, the Company has expended pre-opening and developmental expenses and capital expenditures of $185.1 million, in connection with its Macao Casino projects. In addition, under the subconcession agreement, Venetian Macao is obligated to develop and open the Macao Venetian Casino Resort by June 2006 and invest, or cause to be invested, at least 4.4 billion Patacas (approximately $533.3 million at exchange rates in effect on June 30, 2004) in various development projects in Macao by June 2009. The cost of the Macao Casino and the Macao Venetian Casino Resort will be included towards the satisfaction of these investment obligations. See “–Liquidity and Capital Resources – Macao Casino Projects”.

LAS VEGAS SANDS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        On April 12, 2004, the Company entered into an agreement with the Mall Purchaser to sell the Mall and lease certain restaurant and other retail assets of the Casino Resort under the Master Lease for approximately $766.0 million. The Mall Sale closed on May 17, 2004 and the Company realized a gain of $418.2 million in connection with the Mall Sale. In conjunction with the Mall Sale, the Company repaid all of its $120.0 million secured Mall facility and redeemed $6.4 million of the Mortgage Notes pursuant to the Asset Sale Offer. The Master Lease agreement provides for the Casino Resort to lease nineteen spaces currently occupied by various tenants to the Mall Purchaser for 89-years with annual rent of one dollar per year and for the Mall Purchaser to assume the various leases. Under GAAP, the Master Lease agreement does not qualify as a sale of the related assets, which were not separately legally demised. Accordingly, $109.2 million of the transaction has been deferred as prepaid operating lease payments to the Casino Resort, which will amortize into income on a straight-line basis over the 89-year lease term. In addition the Company will: (i) continue to be obligated to fulfill certain lease termination and asset purchase agreements; (ii) lease the C2K Showroom space located within the Mall from the Mall Purchaser for a period of 25 years with fixed minimum rent of $3.3 million per year with cost of living adjustments; (iii) operate the Gondola ride under an operating agreement for a period of 25 years for an annual fee of $3.5 million; and (iv) lease certain office space from the Mall Purchaser for a period of 10 years, subject to extension options for a period of up to 65 years, with annual rent of $860,350. The lease payments under clauses (ii) through (iv) above are subject to automatic increases beginning on the sixth lease year. The net present value of the lease payments under clauses (ii) through (iv) is $77.2 million. Under GAAP, a portion of the transaction must be deferred in an amount equal to the present value of the minimum lease payments set forth in the lease back agreements. This deferred gain will be amortized to reduce lease expense on a straight-line basis over the life of the leases.

        As part of the Mall Sale, the Company entered into an agreement with the Mall Purchaser to construct and sell the multi-level retail space of the Palazzo for an amount equal to the greater of (i) $250.0 million; or (ii) the projected net operating income divided by a cap rate. Such cap rate is .06 for every dollar of net operating income up to $38,000,000, and ..08 for every dollar of operating income above $38,000,000. The Company has formed the Phase II Mall Subsidiary to develop and construct the Phase II Mall. The Phase II Mall is expected to cost approximately $275.0 million (excluding incentive payments described below). The Phase II Mall is expected to be constructed with the proceeds from a Phase II Mall Construction Loan of $250.0 million and a $25.0 million investment from the Company.

        The Company made an equity contribution to the Phase II Mall Subsidiary of $62.0 million on July 15, 2004, which was used to make certain incentive payments to the Principal Stockholder and other senior executives of the Company for their work in connection with the Phase II Mall Sale and related financing transactions.

        On July 29, 2004, the Company acquired all of the capital stock of Interface Holding from the Principal Stockholder in exchange for the issuance to the Principal Stockholder of 220,370 additional shares of LVSI’s common stock. Interface Holding indirectly owns the Expo Center and holds the $252.6 million Redeemable Preferred Interest in Venetian Casino Resort, LLC. Following this acquisition, the Company made a contribution of $27.0 million to Interface Nevada, the direct owner of the Expo Center. On July 30, 2004, Interface Nevada entered into the $100.0 million Interface Mortgage Loan. The proceeds from the loan and equity contribution were used to repay in full the amounts outstanding under its existing mortgage loan and to pay a portion of the related fees and expenses.

        The Company has entered into certain agreements, as well as agreements in principle, subject to the successful negotiation of final documentation, with three prominent football clubs in the United Kingdom to build entertainment and gaming facilities in major cities. During the second quarter of 2004, the Company expensed $2.3 million in relation to the UK subsidiary for predevelopment activities in the United Kingdom.

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

        The Company believes that the following critical accounting policies affect significant judgments and estimates used in the preparation of its consolidated financial statements:

•	The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic conditions. If the financial condition of customers were to deteriorate, or if a customer refuses to pay or disputes any such payment, additional allowances may be required. The Company’s estimate of its provision for doubtful accounts was $3.4 million during the second quarter of 2004 as compared to $1.0 million during the second quarter of 2003. The Company has historically estimated its provision for doubtful accounts related to table games receivables both on a specific identification basis for high dollar accounts, and on a percentage of table games credit volume for the balance of the receivable portfolio.

•	The Company maintains accruals for health and workers compensation self-insurance, slot club point redemption and group sales commissions, which are classified in other accrued liabilities in the consolidated balance sheets. Management determines the adequacy of these accruals by periodically evaluating the historical experience and projected trends related to these accruals. If such information indicates that the accruals are overstated or understated, or if business conditions indicate the Company should adjust the assumptions utilized in the methodologies, the Company will reduce or provide for additional accruals as appropriate.

•	The Company is subject to various claims and legal actions, including lawsuits with its construction manager, Lehrer McGovern Bovis, Inc., for the original construction of the Casino Resort. Some of these matters relate to personal injuries to customers and damage to customers’ personal assets. Management has established no accrual for any gain or loss in connection with the construction litigation because such gain or loss while reasonably possible has not been determined to be probable, nor can it be measured with any reasonable certainty. It is reasonably possible that this position could change in the near term as arbitration proceedings are concluded, and such amount could be material. Management estimates guest claims expense and accrues for such liabilities based upon historical experience in the other accrued liability category in its consolidated balance sheet.

LAS VEGAS SANDS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	At June 30, 2004, the Company had net property and equipment of $1.5 billion representing 64.9% of its total assets. The Company depreciates property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategy. Future events, such as property expansions, property developments, new competition, or new regulations, could result in a change in the manner in which the Company uses certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment if events and circumstance warrant such an assessment, the Company must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change, the Company may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Summary Financial Results

        The Company currently offers hotel, gaming, dining, entertainment, retail, and spa amenities at the Casino Resort in Las Vegas and gaming and dining at the Macao Casino. During the second quarter of 2004, approximately 50.7% of the Casino Resort’s gross revenues were derived from gaming, while 30.0% are derived from hotel rooms. The percentage of gaming revenue is one of the lowest on the Las Vegas Strip because of the Company’s emphasis on the group convention and trade show business and the resulting higher occupancy and room rates during mid-week periods. The Macao Casino currently offers gaming and limited dining activities, therefore currently, 96.0% of the Macao Casino’s revenue is derived from gaming activities.

        The following table summarizes the Company’s results of operations:

	Three Months Ended June 30, (dollars in thousands)				Six Months Ended June 30, (dollars in thousands)

	2004	2003	Percent Change		2004	2003	Percent Change

Net revenues	$251,103	$150,422	66.9%		$471,904	$309,087	52.7%
Operating income	491,597	42,500	1056	.7%	567,248	88,413	541.6%
General and administrative expenses	35,495	24,351	45.8%		67,457	50,963	32.4%
Net income	452,911	9,577	4629	.2%	490,715	22,597	2071	.6%

	Percent of Net Revenues
	2004	2003	2004	2003
Operating income	195.8%	28.3%	120.2%	28.6%
General and administrative expenses	14.1%	16.2%	14.3%	16.5%
Net income	180.4%	6.4%	104.0%	7.3%

LAS VEGAS SANDS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Operating Results

        Three Months Ended June 30, 2004 compared to the Three Months Ended June 30, 2003

        Operating Revenues

        Key operating revenue measurements:

        The Casino Resort’s operating revenue is dependent upon the volume of customers that stay at the hotel, which affects the price that can be charged for hotel rooms and the volume of table games and slot machine play. The Macao Casino is almost wholly dependent on casino customers that visit the casino on a daily basis, as the facility currently has no hotel rooms. Macao Casino visitors arrive by ferry, automobile, airplane or helicopter from Hong Kong, cities in China, and other Southeast Asia Cities in close proximity to Macao.

        The following are the key measurements the Company uses to evaluate operating revenue. Hotel revenue measurements: (i) hotel occupancy is the average percentage of available hotel rooms occupied during a period; (ii) average daily room rate (“ADR”) is the average price of occupied rooms per day; and (iii) revenue per available room (“Rev Par”) represents a summary of hotel average daily room rates and occupancy.

        Casino revenue measurements: (i) table games drop and slot handle are volume measurements and (ii) win or hold percentage represents the percentage of drop or handle that is won by the casino. Normal table games win percentage is 19% to 21% of table games drop and normal slot machine win percentage is 6% to 7% of slot handle. Generally, slot machine play at the Casino Resort is conducted on a cash basis, while the Casino Resort’s table games revenue is from higher wagering guests, generally on a credit basis. The Macao Casino table game and slot machine play is conducted primarily on a cash basis.

        The Company’s net revenues consisted of the following:

	Three Months Ended June 30, (dollars in thousands)

	2004	2003	Percent Change
Net Revenues
Casino	$133,889	$63,378	111.3%
Rooms	79,230	56,439	40.4%
Food and beverage	34,073	20,817	63.7%
Grand Canal Shops(1)	5,356	9,265	(42	.2)%
Retail(1)	2,427	2,082	16.6%
Other	8,889	7,874	12.9%

	263,864	159,855	65.1%
Less - Promotional Allowances	(12,761)	(9,433)	(35	.3)%

Total net revenues	$251,103	$150,422	66.9%

(1)	The Grand Canal Shops Mall was sold on May 17, 2004 and certain other retail and restaurant venues were leased to the Mall Purchaser under the Master Lease agreement.

LAS VEGAS SANDS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        Consolidated net revenues were $251.1 million during the second quarter of 2004 representing an increase of $100.7 million or 66.9% compared to $150.4 million for the second quarter of 2003. The increase in net revenues was due to: (i) an increase of casino revenue of $70.5 million, primarily as a result of increased table games and slot machine volumes and win percentages at the Casino Resort, and the opening of the Macao Casino in Macao; (ii) an increase in room revenue of $22.8 million at the Casino Resort as a result of: (a) adding an additional 1,013 new hotel rooms at the Casino Resort during June 2003 as part of the Phase IA Addition project, (b) an increase in average daily hotel room rates at the Casino Resort and (c) an increase in hotel room occupancy at the Casino Resort; and (iii) an increase in food and beverage revenue of $13.3 million which resulted from the additional rooms and the associated increased banquet revenues at the Casino Resort.

        Casino revenues were $133.9 million during the second quarter of 2004, an increase of $70.5 million or 111.3% compared to $63.4 million for the second quarter of 2003. The increase was attributable to several factors: (i) the opening of the Macao Casino on May 18, 2004; (ii) slot handle (volume) at the Casino Resort in the three months ended June 30, 2004 increased to $521.4 billion from $452.6 billion during the same period of 2003, primarily as a result of adding 1,013 new hotel rooms (slot machine win percentage at the Casino Resort as a percentage of slot handle was within a normal range during the second quarter of both 2004 and 2003); (iii) table games drop (volume) at the Casino Resort increased to $222.6 million in the second quarter of 2004 from $198.5 million during the second quarter of 2003; and (iv) table game win as a percentage of table games drop at the Casino Resort was normal during both the second quarter of 2004 and 2003 (casino win percentage is reasonably predictable over time, but may vary considerably during shorter periods). Table games drop at the Macao Casino during the period it was open in the second quarter of 2004 was $392.2 million, and slot handle was $36.2 million. Table games and slot machine hold percentages were within a normal range at the Macao Casino.

        The Casino Resort maintained an average daily room rate of $221 for the second quarter of 2004 as compared to $206 in the second quarter of 2003. The Casino Resort generated revenue per available room of $218 during the second quarter of 2004 as compared to $202 during the second quarter of 2003. Room revenues during the second quarter of 2004 were $79.2 million, representing an increase of $22.8 million or 40.4% when compared to $56.4 million during the second quarter of 2003. The increase in room revenues was the result of an increase in the number of hotel rooms after the opening of the Phase IA Addition on June 26, 2003, an increase in the average daily room rate and a slight increase in room occupancy.

        Food and beverage revenues were $34.1 million during the second quarter of 2004, representing an increase of $13.3 million or 63.7% compared to $20.8 million for the second quarter of 2003. The increase was attributable to the additional hotel rooms and higher room occupancy at the Casino Resort and the opening of the Macao Casino.

        Retail and other revenues were $16.7 million in the second quarter of 2004, representing a decrease of $2.5 million or 13.0% compared to $19.2 million in the second quarter of 2003. The decrease was attributable to the sale of the Mall at the Casino Resort and the Master Lease agreement entered into on May 14, 2004 offset by increases in other revenues due to additional visitor volume.

        Operating Expenses

        Variations in the Company’s operating expenses are generally based upon the volume of guests staying in the Casino Resort’s hotel and utilizing the Casino Resort’s amenities, including the casino, food and beverage, spa and retail outlets. Variations in the Company’s Macao Casino operating expenses are related to visitation levels to the casino and the related volume of wagering activity. Operating expenses not related to the operations of the Casino Resort and the Macao Casino such as corporate and pre-opening and developmental expenses are not based upon guests but on strategic decisions as to new opportunities for the Company such as in Macao and the United Kingdom.

LAS VEGAS SANDS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The breakdown of operating expenses is as follows:

	Three Months Ended June 30, (dollars in thousands)
	2004	2003	Percent Change

Operating Expenses
Casino	$62,002	$30,537	103.0%
Rooms	18,676	14,555	28.3%
Food and beverage	17,798	9,672	84.0%
Grand Canal Shops	1,312	4,124	(68	.2)%
Retail and other	6,505	4,667	39.4%
Provision for doubtful accounts	3,448	1,035	233.1%
General and administrative	35,495	24,351	45.8%
Corporate	3,445	2,188	57.4%
Rental expense	2,238	2,524	(11	.3)%
Pre-opening and developmental expense	10,728	3,018	255.5%
Depreciation and amortization	16,081	11,251	42.9%
Gain on sale of Grand Canal Shops	(418,222)	–	100.0%

Total operating expenses	$(240,494)	$107,922	(322	.8)%

        Operating expenses (including pre-opening and developmental and corporate expenses) were ($240.5) million during the second quarter of 2004, representing a decrease of $348.4 million or 322.8% compared to $107.9 million during the second quarter of 2003. The decrease in operating expenses was primarily attributable to the $418.2 million gain on the sale of the Mall. Excluding the gain on the sale of the Mall, operating expenses were $177.7 million or an increase of $69.8 million. The increase was primarily attributable to higher operating revenues and business volumes associated with the opening and operations of the Macao Casino, the completion of the Phase IA Addition, increased pre-opening and developmental expense associated with the construction of the Macao Casino and developmental activities in the United Kingdom, increased general and administrative costs, and an increase in the provision for doubtful accounts. Casino department expenses increased $31.5 million or 103.0% primarily as a result of the additional casino expense related to the opening of the Macao Casino, which includes the 39.0% tax expense on casino revenues, and as a result of increased slot machine volume and increased table games marketing cost at the Casino Resort. Room’s department expense increased $4.1 million or 28.3% as a result of the addition of 1,013 hotel rooms to the Casino Resort and slightly higher room occupancy. Food and beverage expense increased $8.1 million or 84.0% as a result of increased food and beverage sales. General and administrative cost increased $11.1 million primarily as the result of the opening of the Macao Casino and increased utility cost, legal expense, management bonus program, and property taxes at the Casino Resort.

LAS VEGAS SANDS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The provision for doubtful accounts was $3.4 million in the second quarter of 2004, representing an increase of $2.4 million or 233.1% compared to $1.0 million during the second quarter of 2003. The increase was primarily the result of an increase of table games receivables at the Casino Resort during the 2004 period as compared to the 2003 period. Net casino receivables were $24.2 million as of June 30, 2004 as compared to $28.6 million as of December 31, 2003. Net hotel receivables at the Casino Resort were $27.6 million as of June 30, 2004 representing an increase of $6.6 million or 31.4% compared to $21.0 million as of December 31, 2003. The increase in hotel receivables at the Casino Resort was the result of the increase in the number of hotel rooms and group convention and banquet business. Hotel receivables are generally secured by credit cards or cash deposits, and therefore rarely have significant allowances associated with outstanding balances.

        Pre-opening and developmental expense was $10.7 million during the second quarter of 2004, representing an increase of $7.7 million or 255.5% compared to $3.0 million during the second quarter of 2003. The increase was primarily a result of the Company’s development of the Macao Casino and developmental activities in the United Kingdom.

        Interest Income (Expense)

        The following table summarizes information related to interest expense on long-term debt, excluding the Redeemable Preferred Interest:

	Three Months Ended June 30, (in thousands, except percentages)

	2004	2003
Interest cost	$31,877	$29,907
Less: Capitalized interest	(1,173)	(2,711)

Interest expense, net	$30,704	$27,196

Cash paid for interest, net of amounts capitalized	$54,064	$50,828
Average total debt balance	$1,391,177	$1,242,850
Weighted average interest rate	7.4%	8.0%

        Interest expense net of amounts capitalized was $30.7 million for the second quarter of 2004, representing an increase of $3.5 million or 12.9% compared to $27.2 million in the second quarter of 2003. Of the net interest expense incurred during the second quarter of 2004, $28.2 million was related to the Casino Resort (excluding the Mall), $1.0 million was related to the Mall (which was sold on May 17, 2004), and $1.5 million was related to the Macao Casino. The increase in interest expense was attributable to increased borrowings associated with the construction of the Phase IA Addition and the Macao Casino, and a decrease in capitalized interest during the 2004 quarter.

        During the three months ended June 30, 2004 and 2003, $7.2 million and $6.4 million, respectively, were accrued on the Redeemable Preferred Interest in Venetian. On July 29, 2004, LVSI acquired Interface Holding, the holder of all the Redeemable Preferred Interest from the Principal Stockholder. The Company plans to cease accrual of the preferred return and retire the Redeemable Preferred Interest upon approval of the Nevada Gaming Authorities.

LAS VEGAS SANDS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Operating Results

        Six Months Ended June 30, 2004 compared to the Six Months Ended June 30, 2003

        Operating Revenues

        The Company’s net revenues consisted of the following:

	Six Months Ended June 30, (dollars in thousands)
	2004	2003	Percent Change

Net Revenues
Casino	$228,597	$136,691	67.2%
Rooms	164,597	113,930	44.5%
Food and beverage	67,528	40,885	65.2%
Grand Canal Shops(1)	15,977	18,793	(15	.0)%
Retail(1)	4,634	3,969	16.8%
Other	17,092	14,256	19.9%

	498,425	328,524	51.7%
Less - Promotional Allowances	(26,521)	(19,437)	(36	.4)%

Total net revenues	$471,904	$309,087	52.7%

(1)	The Grand Canal Shops Mall was sold on May 17, 2004 and certain other retail and restaurant venues were leased to the Mall Purchaser under the Master Lease agreement.

        Consolidated net revenues were $471.9 million for the six months ended June 30, 2004 representing an increase of $162.8 million or 52.7% compared to $309.1 million for the six months ended June 30, 2003. The increase in net revenues was due to: (i) an increase of casino revenue of $91.9 million, primarily as a result of increased table games and slot machine volumes and win percentages at the Casino Resort, and the opening of the Macao Casino in Macao; (ii) an increase in room revenue of $50.7 million at the Casino Resort as a result of: (a) adding an additional 1,013 new hotel rooms at the Casino Resort during June 2003 as part of the Phase IA Addition project, (b) an increase in average daily hotel room rates at the Casino Resort and (c) an increase in hotel room occupancy at the Casino Resort; and (iii) an increase in food and beverage revenue of $26.6 million, which resulted from the additional rooms and the associated increased banquet revenues at the Casino Resort.

LAS VEGAS SANDS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        Casino revenues were $228.6 million for the six months ended June 30, 2004; an increase of $91.9 million or 67.2% when compared to $136.7 million for the six months ended June 30, 2003. The increase was attributable to several factors including: (i) the opening of the Macao Casino on May 18, 2004, (ii) slot handle (volume) in the six months ended June 30, 2004 increased to $1.0 billion from $902.0 million during the same period of 2003, primarily as a result of adding 1,013 new hotel rooms (slot machine win percentage at the Casino Resort as a percentage of slot handle was within a normal range during the second quarter of both 2004 and 2003); (iii) table games drop (volume) at the Casino Resort increased to $482.1 million for the six months ended 2004 from $419.2 million for the six months ended 2003; and (iv) table game win as a percentage of table games drop which was within a normal range during both the first six months of 2004 and 2003 (casino win percentage is reasonably predictable over time, but may vary considerably during shorter periods). Table games drop at the Macao Casino during the period it was open in the second quarter of 2004 was $392.2 million, and slot handle was $36.2 million. Table games hold percentage was within a normal range at the Macao Casino.

        The Casino Resort maintained an average daily room rate of $228 for the six months ended June 30, 2004 as compared to $211 for the six months ended June 30, 2003. The Casino Resort generated revenue per available room of $225 for the six months ended June 30, 2004 as compared to $207 for the six months ended June 30, 2003. Room revenues for the six months ended June 30, 2004 were $164.6 million, representing an increase of $50.7 million or 44.5% when compared to $113.9 million for the six months ended June 30, 2003. The increase in room revenues was the result of an increase in the number of hotel rooms at the Casino Resort, after the opening of the Phase IA Addition on June 26, 2003, an increase in the average daily room rate and a slight increase in room occupancy.

        Food and beverage revenues were $67.5 million for the six months ended June 30, 2004, representing an increase of $26.6 million or 65.2% compared to $40.9 million for the six months ended June 30, 2003. The increase was attributable to the additional hotel rooms and higher room occupancy at the Casino Resort and the opening of the Macao Casino.

        Retail and other revenues were $37.7 million for the six months ended June 30, 2004, representing an increase of $0.7 million or 1.9% compared to $37.0 million for the six months ended June 30, 2003.

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Operating Expenses

        The breakdown of operating expenses is as follows:

	Six Months Ended June 30, (dollars in thousands)
	2004	2003	Percent Change
Operating Expenses
Casino	$98,630	$63,455	55.4%
Rooms	38,717	29,082	33.1%
Food and beverage	33,296	19,114	74.2%
Grand Canal Shops	5,793	8,281	(30	.0)%
Retail and other	11,530	8,334	38.3%
Provision for doubtful accounts	6,692	4,756	40.7%
General and administrative	67,457	50,963	32.4%
Corporate	6,105	4,789	27.5%
Rental expense	4,689	5,067	(7	.5)%
Pre-opening and developmental expense	19,107	4,845	294.4%
Depreciation and amortization	30,862	21,988	40.4%
Gain on sale of Grand Canal Shops	(418,222)	–	100.0%

Total operating expenses	$(95,344)	$220,674	(143	.2)%

        Operating expenses (including pre-opening and developmental and corporate expenses) were $(95.3) million for the six months ended June 30, 2004, representing a decrease of $316.0 million or 143.2% compared to $220.7 million for the six months ended June 30, 2003. The decrease in operating expenses was primarily attributable to the $418.2 million gain on the sale of the Mall. Excluding the gain on the sale of the Mall, operating expenses were $322.9 million or an increase of $102.2 million. The increase was primarily attributable to higher operating revenues and business volumes associated with the opening and operations of the Macao Casino, the completion of the Phase IA Addition, increased pre-opening and developmental expense associated with the construction of the Macao Casino and developmental activities in the United Kingdom, increased general and administrative costs and an increase in the provision for doubtful accounts. Casino department expenses increased $35.2 million or 55.4% primarily as a result of the additional casino expenses related to the opening of the Macao Casino, which includes the 39.0% tax expense on casino revenues, and as a result of increased slot machine volume and increased table games marketing cost at the Casino Resort. Room’s department expense increased $9.6 million or 33.1% as a result of the addition of 1,013 hotel rooms to the Casino Resort and slightly higher room occupancy. Food and beverage expense increased $14.2 million or 74.2% as a result of increased food and beverage sales at the Casino Resort and the opening of the Macao Casino. General and administrative cost increased $16.5 million or 32.4% primarily as the result of the opening of the Macao Casino and increased utility cost, legal expense, management bonus program, and property taxes at the Casino Resort.

LAS VEGAS SANDS, INC.

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The provision for doubtful accounts was $6.7 million for the six months ended June 30, 2004, representing an increase of $1.9 million or 40.7% compared to $4.8 million for the six months ended June 30, 2003. The increase was primarily the result of an increase of table games receivables at the Casino Resort during the 2004 period as compared to the 2003 period.

        Pre-opening and developmental expense was $19.1 million for the six months ended June 30, 2004, representing an increase of $14.3 million or 294.4% compared to $4.8 million for the six months ended June 30, 2003. The increase was primarily a result of the Company’s development of the Macao Casino and developmental activities in the United Kingdom.

        Interest Income (Expense)

        The following table summarizes information related to interest expense on long-term debt, excluding the Redeemable Preferred Interest:

	Six Months Ended June 30, (in thousands, except percentages)

	2004	2003

Interest cost	$64,134	$59,394
Less: Capitalized interest	(2,384)	(4,662)

Interest expense, net	$61,750	$54,732

Cash paid for interest, net of amounts capitalized	$60,330	$54,742
Average total debt balance	$1,419,366	$1,230,867
Weighted average interest rate	7.8%	8.0%

        Interest expense net of amounts capitalized was $61.8 million for the six months ended June 30, 2004, representing an increase of $7.1 million or 13.0% compared to $54.7 million for the six months ended June 30, 2003. Of the net interest expense incurred for the six months ended June 30, 2004, $56.2 million was related to the Casino Resort (excluding the Mall), $2.7 million was related to the Mall (which was sold May 17, 2004), and $2.9 million was related to the Macao Casino. The increase in interest expense was attributable to increased borrowings associated with the construction of the Phase IA Addition and the Macao Casino and a decrease in capitalized interest during the 2004 period.

        During the six months ended June 30, 2004 and 2003, $14.3 million, and $12.7 million, respectively, were accrued on the Redeemable Preferred Interest in Venetian. On July 30, 2004, LVSI acquired Interface Holding, holder of all the Redeemable Preferred Interest. The Company plans to cease accrual of the Redeemable Preferred Return and retire the Redeemable Preferred Interest upon approval of the Nevada Gaming Authorities.

LAS VEGAS SANDS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

Cash Flows – Summary

        The Company’s cash flows consist of the following:

	Six Months Ended June 30, (in thousands)
	2004	2003

Net cash provided by operations	$224,737	$53,147

Investing cash flows:

Proceeds from disposition of Grand Canal Shops, net of transaction costs	649,568	–
Capital expenditures	(235,772)	(173,915)
Decrease in restricted cash	110,042	55,703
Notes Receivable from Shareholders	(15)	(826)

Net cash provided by (used in) investing activities	523,823	(119,038)

Financing cash flows:
Dividends paid to shareholders	(107,909)	–
Repayments of long-term debt	(131,543)	(1,720)
Issuance of long-term debt	20,000	50,470
Other	(227)	(240)

Net cash provided by (used in) financing activities	(219,679)	48,510

Net increase (decrease) in cash and cash equivalents	$528,881	$(17,381)

Cash Flows —Operating Activities

        The Casino Resort’s slot machine and retail hotel rooms business are generally conducted on a cash basis while the Casino Resort’s table games, group hotel, and banquet businesses are conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivables. The Macao Casino table games and slot machine play is conducted on a cash basis. As of June 30, 2004 and December 31, 2003, the Company held unrestricted cash and cash equivalents of $671.2 million and $142.4 million, respectively. Net cash provided by operating activities for the first six months of 2004 was $224.7 million, compared to $53.1 million for the first six months of 2003. Factors contributing to the increase in cash flow provided by operating activities were the receipt of prepaid rent from the Mall Purchaser under the Master Lease agreement, positive operating results associated with the opening of the Macao Casino, an increase in the Casino Resort’s room division operating profit during the first six months of 2004 as compared to the first six months of 2003, the sale of the Mall and certain positive changes in the Company’s working capital assets and liabilities.

LAS VEGAS SANDS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        Capital Expenditures

        Capital expenditures during the first six months of 2004 were $235.8 million, of which $129.9 million was attributable to the Macao Casino project, $23.9 million for the Palazzo, with the balance having been incurred for capital expenditures at the Casino Resort. The Company expects capital expenditures (excluding the Palazzo and the Phase II Mall) in 2004 to total approximately $318.0 million, including Macao Casino construction costs of approximately $190.0 million, and approximately $90.0 million for operating capital expenditures at the Casino Resort and $38.0 million for land acquisition by the Casino Resort. The Company has commenced design, demolition, and construction work for the Palazzo and plans to continue development work on the Palazzo during 2004. The Company currently estimates that construction will be completed in 2007 and that the cost to develop and construct the Palazzo will be approximately $1.325 billion (exclusive of the Phase II Mall costs, land, and capitalized interest) and the Phase II Mall will be approximately $275 million. The Company is in the process of securing the financing for such costs. As of June 30, 2004, the Company had incurred approximately $120.9 million in design, pre-development and construction costs for the Palazzo.

        The Company also held restricted cash balances of $12.5 million as of June 30, 2004. Of this amount, $9.6 million was held in restricted accounts and invested in cash or permitted investments by a disbursement agent for the holders of the Venetian Macao Senior Secured Notes until required for the Macao Casino project costs under the disbursement terms of the Venetian Macao Senior Secured Notes.

LAS VEGAS SANDS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         Aggregate Indebtedness and Other Known Contractual Obligations

        The Company’s total long-term indebtedness and other known contractual obligations are summarized below as of June 30, 2004:

	Payments due by Period (dollars in thousands)

	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Total
Long - Term Indebtedness
Mortgage Notes	$–	$–	$–	$843,640	$843,640
Senior Secured Credit Facility - Term A(1)	10,000	35,000	–	–	45,000
Senior Secured Credit Facility - Term B(1)	2,500	5,000	237,500	–	245,000
FF&E Credit Facility(2)	2,400	4,800	6,600	–	13,800
Venetian Macao Senior Secured Notes Tranche A(2)	–	18,700	56,300	–	75,000
Venetian Macao Senior Secured Notes Tranche B(2)	–	–	45,000	–	45,000
Venetian Intermediate Credit Facility(3)	–	50,000	–	–	50,000
Redeemable Preferred Interest(4)	–	–	–	252,628	252,628
Venetian Macao Revolver	–	10,000	–	–	10,000

Other Contractual Obligations
HVAC Provider fixed payments(5)	6,012	12,024	12,024	–	30,060
Former Tenants(6)	6,650	1,300	1,300	9,451	18,701
Macao Casino Land Lease(7)	1,419	5,771	5,802	2,991	15,983
Mall Leases(8)	7,660	15,320	15,320	158,390	196,690
Macao Casino Operating Leases	2,164	5,527	1,611	55	9,357

Total	$38,805	$163,442	$381,457	$1,267,155	$1,850,859

(1)	The Senior Secured Credit Facility – Term A for drawn down and amounts borrowed at June 30, 2004 will mature on June 4, 2007 and is subject to quarterly amortization payments commencing on December 31, 2003. The Senior Secured Credit Facility – Term B will mature on June 4, 2008 and is subject to nominal quarterly amortization payments, beginning from September 30, 2002 through June 30, 2007, and equal quarterly amortization payments of the balance of this facility thereafter. Indebtedness under the senior secured revolving credit facility will mature on June 4, 2007 with no interim amortization.
(2)	The $15.0 million FF&E Credit Facility will mature on July 1, 2008 and is subject to quarterly amortization payments. The Venetian Macao Senior Secured Notes Tranche A will mature on August 21, 2008 and are subject to mandatory annual redemption. The Venetian Macao Senior Secured Noted Tranche B will mature on August 21, 2008 and are not subject to mandatory annual redemption.
(3)	The $50.0 million Venetian Intermediate Credit Facility will mature on March 27, 2006, with no amortization.
(4)	The Redeemable Preferred Interest is subordinated to all other secured indebtedness, has no interim amortization, accrues interest semi-annually at 12.0% and is redeemable along with accrued interest in 2011. Interface Holdings was acquired by the Company on July 29, 2004 and the Redeemable Preferred Interest will be retired upon approval of the Nevada Gaming Authorities.
(5)	The Company is a party to a services agreement with a third party for thermal energy (heating, ventilating, and air conditioning (“HVAC”)) for the Casino Resort. The total remaining payment obligation under this arrangement was $30.0 million as of June 30, 2004, payable in equal monthly installments through July 1, 2009. The Company has the right to terminate the agreement based upon the failure of the HVAC provider to provide HVAC service. Upon the sale of the Mall Subsidiary on May 17, 2004, the Mall Purchaser assumed the responsibly for $1.6 million of annual payments to the HVAC provider.
(6)	The Company is party to tenant lease termination and asset purchase agreements. The total remaining payment obligations under these arrangements was $18.7 million as of June 30, 2004. Under the agreement for the Mall Sale, the Company is obligated to fulfill the lease termination and asset purchase agreements.
(7)	Venetian Macao is party to a long-term land lease of 25 years; the total remaining payment obligation under this arrangement is $17.9 million as of June 30, 2004.
(8)	The Company is party to certain lease back agreements for the showroom, gondola and certain office space related to the Mall Sale. The total remaining payments due as of June 30, 2004 is $196.7 million.

LAS VEGAS SANDS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        Under the terms of its existing indebtedness, the Company has debt principal payments due aggregating $14.9 million during the next twelve months, representing principal payments on the Senior Secured Credit Facility and the FF&E Credit Facility. Based on current outstanding indebtedness and current interest rates on the Mortgage Notes, the Senior Secured Credit Facility, the FF&E Credit Facility, the Venetian Intermediate Credit Agreement, the Macao Revolver, the Venetian Macao Senior Secured Notes and the Interface Mortgage Loan, the Company has estimated total interest payments during the next twelve months (excluding noncash amortization of debt offering costs) of approximately $106.0 million for indebtedness secured by the Casino Resort, (including the Venetian Intermediate Credit Agreement), approximately $6.9 million for indebtedness secured by the Macao Casino and approximately $5.3 million for indebtedness secured by the Expo Center. The Company expects that interest expense amounts will increase significantly in connection with the financing of the Palazzo, Phase II Mall, and other Macao Projects. In addition, Venetian Macao is in the process of evaluating the need for an additional $25.0 million of FF&E indebtedness to complete the Macao Casino, which would require additional interest expense. The Company is allowed to use Venetian Macao operating cash flow to fulfill the FF&E obligation. If Venetian Macao cash flow is not sufficient or if Venetian Macao is unable to obtain the FFF&E Financing, LVSI, Venetian or another of their subsidiaries is obligated to either purchase gaming equipment or other assets with a cost of up to $25.0 million or enter into lease or other arrangements with Venetian Macao or enter into other transactions with Venetian Macao that will enable it to purchase this gaming equipment or these assets. See “Item 1 – Financial Statements and Supplementary Data – Notes to Financial Statements – Note 4 – Long-Term Debt.”

        Off – Balance Sheet Arrangements

        During 1997, the Company and the New Mall Subsidiary (predecessor to Mall II Subsidiary) entered into off-balance sheet arrangements with a heating and air conditioning provider (the “HVAC Provider”). Under the terms of these energy service agreements, HVAC energy and services will be purchased by the Company and Interface over initial terms expiring in 2009 with an option to collectively extend the terms of their agreements for two consecutive five-year periods. The Company has fixed payments obligations due during the next twelve months of $6.0 million under its energy services agreements with the HVAC Provider. The total remaining payment obligations under these arrangements was $30.1 million as of June 30, 2004, payable in equal monthly installments through July 1, 2009. The Company has the right to terminate the agreement based upon the failure of the HVAC Provider to provide HVAC service. Upon the sale of the Mall II Subsidiary on May 17, 2004, the Mall Purchaser assumed the responsibility for $1.6 million of annual payments to the HVAC Provider. The Company has no other off-balance sheet arrangements.

        Capital and Liquidity

        For the next twelve months, the Company expects to fund Casino Resort operations, capital expenditures (other than the Macao Casino construction and operation and the Palazzo development and construction costs), the Macao Venetian Casino Resort and debt service requirements from existing cash balances, operating cash flow, and borrowings under its revolving credit facilities. The Company has a $75.0 million Revolving Facility available for working capital needs of which $15.0 million were available as of June 30, 2004. In addition, Venetian Macao has a $20.0 million Macao Revolver available for working capital needs of which $10.0 million was available as of June 30, 2004. On May 17, 2004, the Company consummated the Mall Sale pursuant to which it received $766.0 million of cash proceeds. The Company used a portion of these proceeds to repay in full the $120.0 million of indebtedness under its prior secured mall facility and redeem $6.4 million in aggregate principal amount of Mortgage Notes pursuant to the Asset Sale Offer. The Company expects to use the remaining proceeds for general corporate purposes, including for the construction of the Palazzo. In addition, as described below, the Company expects to incur significant capital expenditure in connection with its projects in Macau. The Company has commenced the marketing of a new $1.01 billion senior secured credit facility, consisting of a revolving facility and term loan facilities, the proceeds of which will be used, among other things, to repay in full the Company’s Senior Secured Credit Facility and to fund the design, development, construction and pre-opening costs of the Palazzo. In addition, the Company is currently in discussions with a lender to provide up to $135.0 million of FF&E financing for the Palazzo. The Company is also in the process of negotiating a $250.0 million construction loan to fund the construction of the Phase II Mall. As of June 30, 2004, the Company had $671.2 million in cash and cash equivalents (plus $12.5 million in restricted cash for Macao and insurance and tax reserves).

LAS VEGAS SANDS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        Dividends

        During the six months ending June 30, 2004, the Company paid $107.9 million of dividends to its stockholders for their tax obligations related to their allocated portion of the Company’s earnings. The Company’s debt agreements generally restrict payments of cash dividends. However, the debt agreements allow for tax distributions to stockholders.

        Debt Instruments

        The Company’s existing debt instruments contain certain restrictions that, among other things, limit the ability of the Company and/or certain subsidiaries to incur additional indebtedness, issue disqualified stock or equity interests, pay dividends or make other distributions, repurchase equity interests or certain indebtedness, create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell assets of the Company without prior approval of the lenders or noteholders. Financial covenants included in the Senior Secured Credit Facility include total debt to EBITDA ratios, EBITDA to interest coverage ratios, minimum net worth covenants and maximum capital expenditure limitations. The financial covenants in the Senior Secured Credit Facility involving EBITDA are applied on a rolling four-quarter basis. For purposes of debt compliance, EBITDA is defined as net income plus interest expense, income taxes and depreciation and amortization expenses. The inability of the Company to incur additional indebtedness because it does not meet the financial ratios required to incur additional debt under such debt instruments could restrict the Company’s ability to develop the Palazzo, or invest additional funds in its Macao subsidiaries. As of June 30, 2004, the Company was in compliance with all required covenants and ratios under its debt instruments. See “ Item 1 – Financial Statements and Supplementary Data – Notes to Financial Statements – Note 4 – Long-Term Debt.”

        Macao Casino Projects

        On June 26, 2002, the Macao government granted a provisional concession to operate casinos in Macao to the Company’s subsidiary Venetian Macao and to Galaxy Casino Company Limited, a consortium of Macao and Hong Kong-based investors (“Galaxy”). During December 2002, Venetian Macao and Galaxy entered into a subconcession agreement. The subconcession agreement with Galaxy was recognized and approved by the Macao government and allows Venetian Macao to develop and operate certain casino projects, including the Macao Casino, separately from Galaxy. The Macao Casino main casino opened on May 18, 2004. Additional facilities, including 42 additional table games, 4 restaurants, 2 spas, entertainment venues, and 49 of 52 high-end suites are expected to open in late August 2004.

        In addition to the Macao Casino, the Company also intends to build the Macao Venetian Casino Resort in Macao, a hotel, casino, and convention center complex with a Venetian-style theme similar to the Company’s Las Vegas property.

        Under the subconcession agreement, Venetian Macao is obligated to develop and open the Macao Venetian Casino Resort by June 2006 and invest, or cause to be invested, at least 4.4 billion Patacas (approximately $533.3 million at exchange rates in effect on June 30, 2004) in various development projects in Macao by June 2009. The construction and development costs of the Macao Casino will be applied to the fulfillment of this total investment obligation to the Macao government. The Company currently estimates the total cost of constructing, developing, and operating the Macao Casino, including design costs, construction costs, equipment costs, working capital and pre-opening expenses, will be approximately $265.0 million, all of which qualifies to meet the investment obligation to the Macao government. Assuming that all of the current estimated construction and development costs of the Macao Casino are applied towards fulfilling the investment obligations under the subconcession agreement, remaining investment obligations under the subconcession agreement will be approximately $268.3 million. It is expected that the construction and development costs of the Macao Venetian Casino Resort will satisfy the remainder of this obligation. To support this obligation, a Macao bank and a subsidiary of the Company, Lido Casino Resort Holding Company, LLC, have guaranteed 500 million Patacas (approximately $60.6 million at exchange rates in effect on June 30, 2004) of Venetian Macao’s legal and contractual liabilities to the Macao government until March 31, 2007.

LAS VEGAS SANDS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        As of June 30, 2004, approximately $185.1 million of the costs relating to the Macao Casino had been expended. The Company anticipates funding the remaining $79.9 of estimated costs to complete construction from a combination of the following sources:

•	net proceeds from the issuance and sale of $120.0 million in aggregate principal amount of the Venetian Macao Senior Secured Notes. As of June 30, 2004, approximately $9.6 million of these proceeds remained unused;

•	operating cash flow of the Venetian Macao or the Company (although the Senior Secured Credit Facility and the Indenture for the Mortgage Notes limit the Company’s ability to make investments in the Macao projects);

•	borrowings under the $20.0 million Macao Revolver. As of June 30, 2004, $10.0 million had been drawn on the Macao Revolver;

•	the Completion Guaranty issued by LVSI and Venetian, guaranteeing payment of certain costs of the Macao Casino in excess of available funds. The Completion Guaranty is supported by a $10.0 million letter of credit issued in January 2004 under the Company’s Senior Secured Credit Facility (See Note 4 – Senior Secured Credit Facility). The remainder of the Completion Guaranty may be funded by borrowings of up to $10.0 million under the Macao Revolver;

•	borrowings under proposed FF&E Facilities and vendor financings which the Company expects to be able to enter into in the aggregate principal amount of $25.0 million to finance certain equipment and other assets of the Macao Casino. If Venetian Macao is unable to obtain the FF&E Facilities or vendor financing, LVSI, Venetian or another of their subsidiaries have agreed to either:

–	purchase, or cause to be purchased assets with a cost of up to $25.0 million and enter into lease or other arrangements with Venetian Macao or

–	otherwise assist Venetian Macao in securing such facilities, including by issuing guarantees in connection with any such facilities or otherwise lending such amounts to Venetian Macao for purposes of securing such equipment in each case, to the extent permitted under the Senior Secured Credit Facility and the Indenture for the Mortgage Notes.

        The Company expects the funds provided by these sources to be sufficient to complete construction of the remaining facilities of the Macao Casino, and operate the Macao Casino.

        Litigation Contingencies and Available Resources

        The Company is a party to certain litigation matters and claims related to the construction of the Casino Resort and is subject to a $42.0 million net judgment awarded to the Construction Manager, pending the outcome of remaining arbitration and various appeals. If the Company is required to pay any of the Construction Manager’s judgment or contested construction costs (the “Contested Construction Costs”) which are not covered by the Insurance Policy and for which the Company cannot recover from the Construction Manager, Bovis and P&O pursuant to the Construction Management Contract, the Bovis Guarantee and the P&O Guaranty, the Company may use cash from the following sources to fund such costs: (i) third parties, pursuant to their liability to the Company under their agreements with the Company; (ii) borrowings under the Revolving Facility; (iii) additional debt or equity financings; and (iv) operating cash flow. See “Part I — Item 1 – Financial Statements – Notes to Financial Statements Note 5 – Commitments and Contingencies”

LAS VEGAS SANDS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        Recent Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board issued Statement No. 150 (“SFAS 150”) “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Company is considered a non-public entity, as defined by SFAS 150. Accordingly, for the Company, the provisions of SFAS 150 became effective during the quarter ending March 31, 2004. As a result of the adoption of SFAS 150, the Series B Preferred Interest in Venetian is no longer presented as “member’s interest” but rather has been reclassified as a liability and dividends have been classified as interest expense.

Special Note Regarding Forward-Looking Statements

        Certain statements in this section, and elsewhere in this Quarterly Report on Form 10-Q (as well as information included in oral statements or other written statements made or to be made by the Company) constitute “forward-looking statements.” Such forward-looking statements include the discussions of the business strategies of the Company and expectations concerning future operations, margins, profitability, liquidity, and capital resources. In addition, in certain portions of this Form 10-Q, the words: “anticipates”, “believes”, “estimates”, “seeks”, “expects”, “plans”, “intends” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks associated with entering into new construction and new ventures, including the Palazzo and the Macao project, increased competition and other planned construction in Las Vegas, including the opening of a new casino resort on the site of the former Desert Inn and upcoming increases in hotel rooms, meeting and convention space and retail space, the completion of infrastructure projects in Las Vegas, government regulation of the casino industry, including gaming license approvals and regulation in foreign jurisdictions, the legalization of gaming in certain jurisdictions, such as Native American reservations in the States of California and New York and regulation of gaming on the Internet, leverage and debt service (including sensitivity to fluctuations in interest rates and other capital markets trends), uncertainty of casino spending and vacationing at casino resorts in Las Vegas, disruptions or reductions in travel to Las Vegas due to the war with Iraq and any future terrorist incidents, outbreaks of SARS illness in the Company’s market areas, new taxes or changes to existing tax rates, fluctuations in occupancy rates and average daily room rates in Las Vegas, demand for all-suites rooms, the popularity of Las Vegas as a convention and trade show destination, insurance risks (including the risk that the Company has not obtained sufficient coverage against acts of terrorism or will only be able to obtain additional coverage at significantly increased rates), litigation risks, including the outcome of the pending disputes with the Construction Manager and its subcontractors, and general economic and business conditions which may impact levels of disposable income, consumer spending and pricing of hotel rooms.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company’s primary exposure to market risk is interest rate risk associated with its long-term debt. The Company attempts to manage its interest rate risk by managing the mix of its long-term fixed-rate borrowings and variable rate borrowings, and by use of interest rate cap agreements. The ability to enter into interest rate cap agreements allows the Company to manage its interest rate risk associated with its variable rate debt.

LAS VEGAS SANDS, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (Continued)

        The Company does not hold or issue financial instruments for trading purposes and does not enter into derivative transactions that would be considered speculative positions. The Company’s derivative financial instruments consist exclusively of interest rate cap agreements, which do not qualify for hedge accounting. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense.

        To manage exposure to counterparty credit risk in interest rate cap agreements, the Company enters into agreements with highly rated institutions that can be expected to fully perform under the terms of such agreements. Frequently, these institutions are also members of the bank group providing the Company’s credit facility, which management believes further minimizes the risk of nonperformance.

        The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates for the three month periods ended June 30:

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value(1)
	(dollars in millions)

LIABILITIES
Short-term debt
Variable rate	$ 14.9	–	–	–	–	–	$14.9	$14.9
Average interest rate(2)	4.1%	–	–	–	–	–	4.1%	4.1%
Long-term debt
Fixed rate	–	–	–	–	–	$1,096.3	$1,096.3	$1,096.3
Average interest rate(2)	–	–	–	–	–	11.2%	11.2%	11.2%
Variable rate	–	$ 77.4	$ 46.1	$ 258.7	$ 86.7	–	$468.9	$468.9
Average interest rate(2)	–	4.0%	4.2%	4.1%	4.1%	–	4.1%	4.1%

(1)	The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of the Company’s publicly traded debt.
(2)	Based upon contractual interest rates for fixed rate indebtedness or current LIBOR rates for variable rate indebtedness.

        Foreign currency translation gains and losses were not material to the Company’s results of operations for the quarter ended June 30, 2004, but may be in future periods in relation to activity associated with the Macao subsidiaries.

        See also “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Item 1 – Financial Statements – Notes to Financial Statements – Note 4 – Long-Term Debt.”

LAS VEGAS SANDS, INC.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s Chief Executive Officer and its Vice President-Finance (its principal financial officer) have evaluated the disclosure controls and procedures of the Company as of June 30, 2004 and believe that they are effective within the reasonable assurance threshold described above.

b)	Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LAS VEGAS SANDS, INC.

Part II

OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is party to litigation matters and claims related to its operations and the construction of the Casino Resort. For more information, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and “Part I — Item 1 – Financial Statements – Notes to Financial Statements Note 5 – Commitments and Contingencies” of this Quarterly Report on Form 10-Q.

Item 5. Other Information

        The Company is not required to file this Quarterly Report on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The filing is required, however, pursuant to the terms of the Indenture.

        During March 2004, Mr. Charles D. Forman was elected as director of the Company. Mr. Forman serves as chief executive officer of Centric Events Group, LLP, a trade show and conference business. From 1995 to 2001, Mr. Forman was Executive Vice President, Chief Financial Officer, and Legal Officer of ZD Events Inc. a trade show business that included COMDEX, the largest tradeshow in the United States. During May 2004, Mr. Michael A. Leven was elected as director of the Company. Mr. Leven has been in the hotel business for 42 years, including former President and Chief Operating Officer of Holiday Inns Worldwide and a founder of U.S. Franchise Systems, Inc., which franchises the Microtel Inns & Suites, Hawthorn Suites and Best Inns & Suites hotel brands. During August 2004 Mr. James L. Purcell was elected as director of the Company. Mr. Purcell was a partner in the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP from 1964 to 1999. Mr. Purcell has continued to practice law since his retirement from Paul, Rifkind, Wharton & Garrison LLP, Mr. Purcell is Director Emeritus of King’s College.

Item 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits

10.1

 Purchase Agreement, dated April 12, 2004, by and among Grand Canal Shops Mall Subsidiary, LLC, Grand Canal Shops Mall MM Subsidiary, Inc. and GGP Limited Partnership (incorporated by reference from Exhibit 10.1 to the Company’s form 8-K filed on April 16, 2004).

10.2

Agreement, made as of April 12, 2004, by and between Lido Casino Resort, LLC and GGP Limited Partnership (incorporated by reference from Exhibit 10.2 to the Company’s from 8-K filed on April 16, 2004).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of the Vice President-Finance (the principal financial officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

(1)	Filed herewith.

LAS VEGAS SANDS, INC.

Item 6. Exhibits and Reports on Form 8-K (Continued)

(b)	Reports on Form 8-K

Current report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2004 announcing the execution of agreements for the Mall Sale and related transactions.

Current report on Form 8-K furnished to the Securities and Exchange Commission on April 27, 2004 regarding the Company’s results of operations for the first quarter of 2004.

Current report on Form 8-K furnished to the Securities and Exchange Commission on April 29, 2004 with respect to the transcript of the Company’s earnings conference call.

Current report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2004 announcing the consummation of the Mall Sale and related transactions.

Current report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2004 providing certain pro forma financial information in connection with the consummation of the Mall Sale and related transactions as required under Regulation S-X.

LAS VEGAS SANDS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/S/	Sheldon G. Adelson ——————————	Chairman of the Board, Chief Executive Officer and Director	August 16, 2004

/S/	Harry D. Miltenberger ——————————	Vice President-Finance (principal financial and accounting officer)	August 16, 2004