Form 10-Q
period 2004-09-30
LAS VEGAS SANDS INC
filed 2004-11-15
CIK 850994

UNITED STATES SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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
[X] Yes [   ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [   ]Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 15, 2004

Class	Outstanding at November 15, 2004
Common Stock, $.10 par value	1,226,129 shares

	LAS VEGAS SANDS, INC.

	Table of Contents

	Part I
	FINANCIAL INFORMATION

Item 1	Financial Statments (unaudited)
	Condensed Consolidated Balance Sheets at September 30, 2004 and December 31, 2003	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2004 and September 30, 2003	2

	Condensed Consolidated Statements of Stockholders' Equity for Nine Months Ended September 30, 2004	3

	Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2004 and September 30, 2003	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operation	34

Item 3	Quantitative and Qualitative Disclosures About Market Risk	58

Item 4	Controls and Procedures	59

	Part II
	OTHER INFORMATION

Item 1	Legal Proceedings	60

Item 5	Other Information	60

Item 6	Exhibits	60

	Signatures	63

LAS VEGAS SANDS, INC.

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)
(Unaudited)

	September 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$622,198	$152,793
Restricted cash and cash equivalents	19,773	55,655
Accounts receivable, net	51,760	54,197
Inventories	6,541	6,251
Prepaid expenses	12,496	3,843

Total current assets	712,768	272,739

Property and equipment, net	1,635,074	1,484,670
Deferred offering costs, net	54,397	39,143
Restricted cash and cash equivalents	355,117	86,144
Other assets, net	28,155	34,339

	$2,785,511	$1,917,035

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,377	$16,679
Construction payables	84,266	42,155
Construction payables–contested	7,232	7,232
Accrued interest payable	30,545	4,809
Other accrued liabilities	127,098	111,112
Current maturities of long – term debt	13,734	41,379

Total current liabilities	291,252	223,366

Other long – term liabilities	11,177	6,445
Deferred gain on sale of Grand Canal Shops	72,459	–
Deferred rent from Grand Canal Shops transaction	107,534	–
Long–term debt	1,777,810	1,525,116

	2,260,232	1,754,927

Stockholders' equity:
Common stock, $.10 par value, 3,000,000 shares authorized,
1,226,129 shares issued and outstanding	123	123
Notes receivable from stockholders	–	(2,113)
Capital in excess of par value	214,098	155,809
Retained earnings	311,058	8,289

	525,279	162,108

	$2,785,511	$1,917,035

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS, INC.

Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues:
Casino	$240,189	$69,236	$468,786	$205,927
Rooms	71,577	67,752	236,174	181,682
Food and beverage	26,863	21,681	92,544	60,929
Retail and other	20,865	36,172	94,354	101,297

	359,494	194,841	891,858	549,835
Less-promotional allowances	(15,858)	(12,068)	(42,379)	(31,505)

Net revenues	343,636	182,773	849,479	518,330

Operating expenses:
Casino	115,668	32,240	214,204	95,608
Rooms	19,727	18,114	58,444	47,196
Food and beverage	15,804	11,566	48,635	30,563
Retail and other	15,382	17,794	46,657	43,913
Provision for doubtful accounts	2,869	778	9,561	5,534
General and administrative	45,040	27,407	121,788	88,134
Corporate expense	118,153	2,225	123,857	6,621
Rental expense	3,618	3,149	8,307	8,216
Pre-opening and developmental expense	5,405	1,872	24,512	6,717
Depreciation and amortization	19,346	14,951	51,729	38,465
Loss on disposal of assets	30,635	–	30,635	–
Gain on sale of Grand Canal Shoppes	400	–	(417,822)	–

	392,047	130,096	320,507	370,967

Operating income (loss)	(48,411)	52,677	528,972	147,363

Other income (expense):
Interest income	2,184	498	3,278	1,531
Interest expense, net of amounts capitalized	(34,470)	(32,196)	(99,761)	(90,761)
Other income (expense)	–	1	(9)	820
Loss on early retirement of debt	(5,182)	–	(6,553)	–

Net income (loss)	$(85,879)	$20,980	$425,927	$58,953

Basic earnings (loss) per share	$(70.15)	$17.19	$348.65	$48.31

Diluted earnings (loss) per share	$(70.15)	$17.15	$348.37	$48.19

Dividends per share	$12.46	$–	$100.81	$–

Weighted average shares outstanding:
Basic	1,224,209	1,220,370	1,221,650	1,220,370

Diluted	1,224,209	1,223,370	1,222,633	1,223,370

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS, INC.

Condensed Consolidated Statements of Stockholders’ Equity
(Dollars in thousands)
(Unaudited)

	Common Stock
	Number of Shares	Amount	Capital in Excess of Par Value	Notes Receivable from Stockholders	Retained Earnings	Total

Balance at December 31, 2002	1,220,370	$123	$159,286	$(680)	$(58,345)	$100,384
Capital Contributions	–	–	721	–	–	721
Declared and unpaid dividends	–	–	(4,198)	–	–	(4,198)
Notes receivable from stockholders	–	–	–	(1,433)	–	(1,433)
Net income	–	–	–	–	66,634	66,634

Balance at December 31, 2003	1,220,370	123	155,809	(2,113)	8,289	162,108
Capital Contributions	–	–	420	–	–	420
Declared and paid dividends	–	–	–	–	(123,158)	(123,158)
Repayments of notes receivable from stockholders	–	–	–	2,113	–	2,113
Issurances of stock options	–	–	49,230	–	–	49,230
Exercises of stock options	5,759	–	8,639	–	–	8,639
Net income	–	–	–	–	425,927	425,927

Balance at September 30, 2004	1,226,129	$123	$214,098	$–	$311,058	$525,279

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS, INC.

Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$425,927	$58,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,729	38,465
Amortization of debt offering costs and original issue discount	6,729	5,986
Amortization of deferred revenue	(1,384)	–
Deferred rent from Grand Canal Shops transaction	109,220	–
Loss on early retirement of debt	6,553	–
Loss on disposition of fixed assets	30,635	269
Stock option compensation	49,230	–
Gain on sale of Grand Canal Shops	(417,822)	–
Provision for doubtful accounts	9,561	5,534
Changes in operating assets and liabilities:
Accounts receivable	(7,124)	(12,285)
Inventories	(290)	(980)
Prepaid expenses	(8,699)	760
Other assets	(7,385)	(9,688)
Accounts payable	6,473	1,594
Accrued interest payable	25,736	25,074
Other accrued liabilities	20,077	3,275

Net cash provided by operating activities	299,166	116,957

Cash flows from investing activities:
Proceeds from sale of Grand Canal Shops, net of transaction costs	649,568	–
Decrease in restricted cash	(233,091)	(37,569)
Net (increase) decrease in notes receivable from stockholders	205	(1,132)
Capital expenditures	(326,988)	(222,172)

Net cash provided by (used in) investing activities	89,694	(260,873)

Cash flows from financing activities:

Dividends paid to shareholders	(125,027)	–
Exercise of stock options	8,639	–
Contributions from shareholders	420	–
Repayments on 11% mortgage notes	(6,360)	–
Repayments on secured mall facility	(120,000)	–
Proceeds from senior secured credit facility-term A	–	50,000
Repayments on senior secured credit facility-term A	(48,333)	–
Repayments on senior secured credit facility-term B	(246,250)	(1,875)
Proceeds from senior second credit facility-term B	665,000	–
Proceeds from Venetian Macao senior secured notes-tranche A	–	75,000
Proceeds from Venetian Macao senior secured notes-tranche B	–	45,000
Proceeds from Macao revolver	10,000	–
Repayments on Macao revolver	(10,000)	–
Proceeds from Venetian Intermediate credit facility	10,000	15,000
Repayments on bank credit facility-revolver	–	(470)
Proceeds from bank credit facility-revolver	–	470
Repayments on FF&E credit facility	(1,200)	–
Proceeds from FF&E credit facility	–	15,000
Repayments on Interface Nevada note payable	(127,512)	(4,497)
Proceeds from Interface mortgage note payable	100,000	–
Repayments on Interface mortgage note payable	(296)	–
Payments of debt offering costs	(28,536)	(2,942)

Net cash provided by financing activities	80,545	190,686

Increase in cash and cash equivalents	469,405	46,770
Cash and cash equivalents at beginning of period	152,793	106,483

Cash and cash equivalents at end of period	$622,198	$153,253

Supplemental disclosure of cash flow information:
Cash payments for interest	$71,445	$64,719

Property and equipment asset acquisitions included in construction accounts payable	$84,266	$28,563

Property and equipment acquisitions included in accounts payable	$5,225	$–

Non cash distribution to Principal Shareholder	$2,329	$–

Deferred gain on sale of Grand Canal Shops	$77,217	$–

Decrease in other assets related to Grand Canal Shops sale	$13,569	$–

The accompanying notes are an integral part of these consolidated financial statements.

LAS VEGAS SANDS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BUSINESS OF COMPANY

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes of the Company as of and for the year ended December 31, 2003 included in the Amendment No. 1 to the Registration Statement on Form S-1 of Las Vegas Sands Corp. as filed with the Securities and Exchange Commission on October 22, 2004. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In addition, certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation. In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair statement of the results for the interim period have been included. The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of expected results for the full year.

Las Vegas Sands, Inc. (“LVSI”) and its subsidiaries (collectively, the “Company”) own and operate the Venetian Casino Resort (the “Casino Resort”), a Renaissance Venice-themed resort situated on the Las Vegas Strip (the “Strip”) and the Sands Expo and Convention Center, an expo and convention center of approximately 1,150,000 square feet (the “Expo Center”). On May 18, 2004, the Company opened a portion of the Sands Macao Casino, a Las Vegas style casino (the “Macao Casino”) located in Macao, a Special Administrative Region of the People’s Republic of China. The remainder of the Macao Casino opened in late August 2004. The Company is also in the process of developing two additional casino resorts: the Palazzo Casino Resort in Las Vegas and the Macao Venetian Casino Resort in Macao.

On July 29, 2004, the Company acquired all of the capital stock of Interface Group Holding Company, Inc. (“Interface”) from the Company’s principal stockholder (the “Principal Stockholder”) in exchange for the issuance to the Principal Stockholder of 220,370 additional shares of LVSI common stock. Interface is the indirect owner of the Expo Center and the holder of all the Series B Preferred Interest in Venetian Casino Resort, LLC (the “Redeemable Preferred Interest”) (See Note 4). The acquisition of Interface by LVSI has been accounted for as a reorganization of entities under common control, in a manner similar to pooling-of-interests.

Las Vegas Properties

The Casino Resort is located across from The Mirage and the Treasure Island Hotel and Casino. The Casino Resort includes the only all-suites hotel on the Strip with approximately 4,040 suites (the “Hotel”); a gaming facility of approximately 116,000 square feet (the “Casino”); and a meeting and conference facility of approximately 650,000 square feet (the “Congress Center”). In addition, the Grand Canal Shoppes located within the Casino Resort and owned by a third party offers approximately 500,000 square foot of shopping, dining and entertainment space (the “Mall”). On May 17, 2004, the Company sold the Mall to General Growth Properties (the “Mall Purchaser”) and leased certain other restaurant and retail assets of the Casino Resort for approximately $766.0 million (the “Mall Sale”). See “Note 5—Commitments and Contingencies.”

The Company is involved in significant litigation relating to the cost of construction of the Casino Resort. See “Note 5—Commitments and Contingencies”.

LAS VEGAS SANDS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS OF COMPANY (Continued)

The Company has begun design and construction work and has completed demolition and clearing on the site of the Palazzo Casino Resort (the “Palazzo”), a second resort similar in size to the Casino Resort, which will be situated on a 15-acre site situated adjacent to the Casino Resort and the Expo Center and across Sands Boulevard from the Wynn Resort. The Palazzo is expected to consist of an all-suite, 50-floor luxury hotel tower with approximately 3,025 rooms, a gaming facility of approximately 105,000 square feet, an enclosed shopping, dining and entertainment complex of approximately 375,000 square feet and additional meeting and conference space of approximately 450,000 square feet. As part of the Mall Sale, the Company entered into an agreement to construct and sell the multi-level retail space of the Palazzo (the “Phase II Mall”) for approximately $250.0 million subject to an upward adjustment based on operating income performance upon completion of construction of the Palazzo (the “Phase II Mall Sale”). The Company entered into a new $1.01 billion senior secured credit facility, consisting of a revolving facility and term loan facilities, and a new $250.0 million Phase II Mall construction loan, the proceeds of which, along with existing cash and future operating cash flows, will be used, among other things, to fund the design, development, construction, and pre-opening costs of the Palazzo and the Phase II Mall. The Palazzo and the Phase II Mall are expected to be completed in 2007.

Macao Properties

The Company intends to develop a “Las Vegas-style” collection of properties in Macao. On May 18, 2004, the Company opened a portion of the Macao Casino. The remaining portion of the Macao Casino opened in late August 2004. The Macao Casino consists, of approximately 160,000 gross square feet of gaming facilities, including approximately 328 table games and 667 slot machines or other similar electronic devices, as well as numerous restaurants and private VIP gaming room facilities.

In addition, the Company has begun design and planning work for the Macao Venetian Casino Resort, a 3,000-suite hotel, casino and convention center complex, with a Venetian-style theme similar to that of the Casino Resort to be located in the area of Macao known as Cotai (the “Macao Venetian Casino Resort”).

Subsidiaries

The consolidated financial statements include the accounts of LVSI and its subsidiaries (the “Subsidiaries”), including Venetian Casino Resort, LLC (“Venetian”), Interface, Mall Intermediate Holding Company, LLC (“Mall Intermediate”), Grand Canal Shops Mall Subsidiary, LLC (the “New Mall Subsidiary”), Grand Canal Shops Mall MM Subsidiary, Inc., Venetian Hotel Operations, LLC (“Mall Construction”), Lido Intermediate Holding Company, LLC (“Lido Intermediate”), Lido Casino Resort Holding Company, LLC, Lido Casino Resort, LLC (the “Phase II Subsidiary”), Lido Casino Resort MM, Inc., Venetian Transport, LLC (“Venetian Transport”), Venetian Venture Development, LLC (“Venetian Venture”), Venetian Venture Development Intermediate Limited (“Venetian Intermediate”), Venetian Venture Development Intermediate I, Venetian Venture Development Intermediate II, Venetian Macau Finance Company, VI Limited, Las Vegas Sands (“UK”) Limited, Las Vegas Sands (“Ibrox”) Limited, Las Vegas Sands (“Sheffield”) Limited, Venetian Macau Limited (“Venetian Macao”), Venetian Global Holdings Limited, Venetian Marketing, Inc. (“Venetian Marketing”), Venetian Far East Limited, Venetian Operating Company, LLC (“Venetian Operating”), Venetian Resort Development Limited, Phase II Mall Subsidiary, LLC (“Phase II Mall Subsidiary”), Phase II Mall Holding, LLC (“Phase II Mall Holding”), Interface Employee Leasing, LLC, Yona Venetian LLC, Interface Group Nevada Parent, Inc., Interface Group-Nevada, Inc. (“Interface Nevada”), Las Vegas Sands (Hull City) Limited, Las Vegas Sands (Stoke City) Limited and Las Vegas Sands (Sunderland City) Limited. Each of LVSI and its subsidiaries is a separate legal entity and the assets of each such entity are intended to be available only to the creditors of such entity, except to the extent of guarantees on indebtedness. See “Note 4—Long-Term Debt”.

LAS VEGAS SANDS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 1 - ORGANIZATION AND BUSINESS OF COMPANY (Continued)

Venetian was formed on March 20, 1997 to own and operate certain portions of the Casino Resort. LVSI is the managing member and owns 100% of the common voting equity in Venetian. The entire preferred interest in Venetian is owned by Interface, which became a wholly owned subsidiary of LVSI following the acquisition by LVSI of all of its capital stock on July 29, 2004. Various subsidiaries are guarantors or co-obligors of certain indebtedness related to the Casino Resort and the Palazzo. See “Note 4—Long-Term Debt.”

The Mall II Subsidiary was an indirect, wholly owned subsidiary of LVSI that owned and operated the Mall and was formed on May 31, 2002. The Mall II Subsidiary was sold on May 17, 2004. Venetian Macao is an indirect subsidiary of LVSI, which owns and operates the Macao Casino. The Phase II Subsidiary is an indirect wholly owned subsidiary of LVSI, which will own and operate the Palazzo. The Phase II Mall Subsidiary is an indirect wholly owned subsidiary of LVSI, which will own the Phase II Mall. See “Note 4—Long-Term Debt.”

NOTE 2 —STOCKHOLDERS’ EQUITY AND PER SHARE DATA

The Company has a nonqualified stock option plan, which provides for the granting of stock options pursuant to the applicable provisions of the Internal Revenue Code and regulations.

During the first quarter of 2002, the Company entered into a stockholders’ agreement (the “Stockholders’ Agreement”) with the employees to whom options were granted (the “Additional Stockholders”) and the Principal Stockholder. The Stockholders’ Agreement restricts the ability of the Additional Stockholders and any of their permitted transferees who have agreed to be bound by the terms and conditions of the agreement to sell, assign, pledge, encumber, or otherwise dispose of any shares of common stock of LVSI, except in accordance with the provisions of the Stockholders’ Agreement. If at any time before LVSI completes an initial public offering, the Principal Stockholder wishes to sell 20% or more of his ownership interest in LVSI to any third party transferee, each Additional Stockholder shall have the right to participate in such sale on the same terms as those offered to the Principal Stockholder. The Additional Stockholders also have certain piggyback registration rights. Finally, if at any time prior to the completion by LVSI of an initial public offering, LVSI wishes to issue any new securities, the Additional Stockholders will have the right under certain circumstances to purchase that number of shares of LVSI common stock, at the proposed purchase price of the new securities, such that the Additional Stockholders’ percentage ownership of LVSI would remain the same following such issuance.

Basic and diluted income per share is calculated based upon the weighted average number of shares outstanding. In the first quarter of 2002, the Company completed a stock split whereby the number of shares of common stock outstanding was increased from 925,000 to 1,000,000. At the time of the stock split, the Principal Stockholder maintained 100% ownership of the Company’s common stock. All references to share and per share data herein have been adjusted retroactively to give effect to the increase in shares of common stock outstanding to 1,000,000, and the July 29, 2004 issuance of 220,370 shares of common stock in connection with the acquisition of Interface as further described in Note 1. In July 2004, fully vested options to purchase an additional 11,474 shares of the Company’s common stock were granted to employees of the Company by the board of directors under the Company’s stock option plan at an exercise price of $1,500 per share. In July and August 2004, a total of 7,559 options to purchase shares of the Company’s common stock were exercised. As of September 30, 2004 and 2003, there were unexercised options to purchase 5,915 and 3,000 shares of the Company’s common stock, respectively. The impact of the unexercised options to purchase shares of the Company’s common stock have been included in the computation of diluted earnings per share for the nine month period ended September 30, 2004 and the three and nine month periods ended September 30, 2003, respectively as summarized in the following table (the impact of 2,950 options to purchase shares of the Company’s common stock has not been included in the computation of diluted earnings per share for the three month period ended September 30, 2004 as their impact would have been antidiutive):

LAS VEGAS SANDS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 2 - STOCKHOLDERS' EQUITY AND PER SHARE DATA (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted-average common shares
outstanding (used in the calculation
of basic earnings per share)	1,224,209	1,220,370	1,221,650	1,220,370
Potential dilution from stock options	–	3,000	983	3,000

Weighted-average common and common equivalent
shares (used in the calculations of diluted
earnings per share)	1,224,209	1,223,370	1,222,633	1,223,370

The Company has elected to follow Accounting Principles Board Opinion No. 25 “Accounting For Stock Issued to Employees” and accounts for its stock-based compensation to employees using the intrinsic value method. Under this method, compensation expense is the difference between the market value of the Company’s stock and the stock option’s exercise price at the measurement date. Under APB 25, if the exercise price of the stock options is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized. During the quarter ended September 30, 2004, the Company determined the fair value of its common stock based upon the mid-point of the preliminary estimated range of the proposed IPO valuation of Las Vegas Sands Corp., which was estimated to be $5,791 per share. During both the three and nine month periods ended September 30, 2004, $49.2 million of compensation expense was recorded by the Company based upon the intrinsic value per share for the fully vested options issued during the quarter ended September 30, 2004 of $4,291 per share. The Company recorded no compensation expense during the corresponding 2003 periods.

Had the Company accounted for the plan under the fair value method allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net income (loss), and earnings per share would have been adjusted to the following pro forma amounts (dollars in thousands except per share data):

LAS VEGAS SANDS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 2 - STOCKHOLDERS' EQUITY AND PER SHARE DATA (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(85,879)	$20,980	$425,927	$58,953

Add: Stock-based compensation expense
using intrinsic value method	49,230	–	49,230	–
Deduct: Total stock-based employee compensation expense
determined under the minimum value method for all awards	(57,310)	–	(57,310)	–

Pro forma net income (loss)	$(93,959)	$20,980	$417,847	$58,953

Basic earnings (loss) per share, as reported	$(70.15)	$17.19	$348.65	$48.31

Basic earnings (loss) per share, pro-forma	$(76.75)	$17.19	$342.04	$48.31

Diluted earnings (loss) per share, as reported	$(70.15)	$17.15	$348.37	$48.19

Diluted earnings (loss) per share, pro-forma	$(76.75)	$17.15	$341.76	$48.19

The estimated grant date fair value of options granted during the three months ended September 30, 2004 was $5,704 per share and was computed using the minimum value method with the following weighted average assumptions: risk free interest rate of 3.84%; no expected dividend yields; and expected life of ½ year.

NOTE 3 — PROPERTY AND EQUIPMENT

	September 30, 2004	December 30, 2003

Land and land improvements	$170,430	$128,850
Building and improvements	1,234,146	1,219,284
Equipment, furniture, fixtures and leasehold improvements	268,020	198,811
Construction in progress	215,664	167,235

	1,888,260	1,714,180
Less: accumulated depreciation and amortization	(253,186)	(229,510)

	$1,635,074	$1,484,670

Capital expenditures during the nine months ended September 30, 2004 and 2003 were $327.0 million and $222.2 million, respectively and were comprised of the Company’s construction of the Macao Casino, the Palazzo, and an addition to the Casino Resort, which we completed during the second quarter of 2003 (the “Phase IA Addition”). During the three and nine month periods ended September 30, 2004 and 2003, the Company capitalized interest expense of $0.4 million and $2.7 million, $0.4 million and $5.1 million, respectively.

As of September 30, 2004, construction in progress represented design, pre-development, construction costs and shared facilities costs of $152.3 million for the Palazzo, $23.1 million for the Macao Casino, and $40.3 million for on-going capital improvement projects at the Casino Resort.

Property and equipment with a net book value of approximately $132.4 million were sold in connection with the Mall Sale in May 2004 as further described in Note 5.

During the three months ended September 30, 2004, property and equipment with a net book value of approximately $30.2 million were disposed of in connection with the construction of a new theatre and renovation of 45 suites at the Casino Resort in Las Vegas.

LAS VEGAS SANDS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 4 — LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2004	December 31, 2003
Indebtedness of the Company and its Subsidiaries
other than the Mall II and Macao Subsidiaries:

11% Mortgage Notes, due June 15, 2010	$843,640	$850,000
Senior Secured Credit Facility - Term B (prior)	–	246,250
Senior Secured Credit Facility - Term A (prior)	–	48,333
Senior Secured Credit Facility - Term B	665,000	–
FF&E Credit Facility	13,200	14,400
Interface Mortgage Loan	99,704	–
Interface Nevada Loan Payable	–	127,512

Indebtedness of the Mall II Subsidiary:

Secured Mall Facility	–	120,000

Indebtedness of the Macao Subsidiaries:

Venetian Macao Revolver	–	–
Venetian Macao Senior Secured Notes - Tranche A	75,000	75,000
Venetian Macao Senior Secured Notes - Tranche B	45,000	45,000
Venetian Intermediate Credit Facility	50,000	40,000

	1,791,544	1,566,495

Less: current maturities	(13,734)	(41,379)

Total long-term debt	$1,777,810	$1,525,116

LAS VEGAS SANDS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 4 — LONG-TERM DEBT (Continued)

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

Senior Secured Credit Facility

On August 20, 2004, the Company entered into a senior secured credit facility with a syndicate of lenders in an aggregate amount of $1.010 billion (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility provides for a $665.0 million single draw senior secured term loan facility (the “Term B Facility”), a $105.0 million senior secured delayed draw facility (the “Term B Delayed Draw Facility”) required to be drawn within six months; a $115.0 million senior secured delayed draw facility (the “Term A Delayed Draw Facility”), required to be drawn within eighteen months; and a $125.0 million senior secured revolving facility (the “Revolving Facility”). The proceeds from the Term B Facility of $665.0 million were used to pay the prior Senior Credit Facility Term A and Term B Loans in an aggregate amount of $290.0 million and $19.5 million of financing costs. The balance of $354.5 million was deposited into a disbursement account for the construction of the Palazzo, invested in cash or permitted investments and pledged to the terms of a disbursement agent for the Senior Secured Credit Facility lenders. These funds will be used as required for Palazzo project costs under a disbursement agreement and related agreements. As of September 30, 2004, $665.0 million of indebtedness was outstanding under the Senior Secured Credit Facility.

LAS VEGAS SANDS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 4 — LONG-TERM DEBT (Continued)

The Term B Facility and Term B Delayed Draw Facility mature on June 15, 2011 (or December 15, 2009 if the Mortgage Notes are not repaid on or prior to such date) and when fully drawn are subject to quarterly amortization payments in the amount of $1.9 million from the first full fiscal quarter following substantial completion of the Palazzo until June 30, 2010, followed by four equal quarterly amortization payments of $186.7 million each until the maturity date. The Term A Facility was undrawn as of September 30, 2004, matures on August 20, 2009, and is subject to quarterly amortization payments commencing on April 15, 2006 in the amount of $2.9 million for the first four quarters, $4.3 million for the succeeding four quarters, $7.2 million for the next four quarters and $19.2 million for the final three quarters. The Revolving Facility matures on August 20, 2009 and has no interim amortization. No amounts had been drawn under the Revolving Facility as of September 30, 2004. However, as described below, LVSI has guaranteed borrowings under a $50.0 million credit facility of its wholly owned subsidiary, Venetian Intermediate, to fund construction and development costs of the Macao Casino. These guarantees are supported by $50.0 million of letters of credit that were issued under the Revolving Facility. In addition, LVSI guaranteed funding of certain cost overruns of the Macao Casino as further described in Note 5. This guaranty is supported by a $10.0 million letter of credit, which was issued under the prior revolving facility during January 2004. As a result of the issuance of these letters of credit, the amount available for working capital loans under the Revolving Facility is $65.0 million as of September 30, 2004.

All amounts outstanding under the Senior Secured Credit Facility prior to substantial completion of the Palazzo bear interest at the option of the Company at the prime rate plus 1.50% per annum, or at the reserve adjusted Eurodollar rate plus 2.50% per annum. Interest is payable on the base rate loans on a quarterly basis and is payable on Eurodollar loans at the end of the applicable interest period. After substantial completion of the Palazzo, the applicable margin for amounts outstanding under the Term A Facility and the Revolving Facility will be determined by a grid based upon a leverage ratio. The leverage ratio is calculated as the ratio of consolidated total debt as of the last day of each fiscal quarter to EBITDA (as defined in the Senior Secured Credit Facility) for the four-fiscal quarter period ending on such date. Commitment fees equal to 0.75%, 0.75% and 1.50% per annum of the daily average unused portion of the commitment under the Revolving Facility, the Term B Delayed Draw Facility and the Term A Delayed Draw Facility respectively, are payable quarterly in arrears. The average interest rate for the Senior Secured Credit Facility was 5.54% during the nine months ended September 30, 2004.

The Senior Secured Credit Facility is secured by a first priority lien on substantially the same assets of the Company as those securing the Mortgage Notes (namely, the personal property, and the real estate and improvements that comprise the hotel, the casino, and the convention space, with certain exceptions). The Senior Secured Credit Facility contains affirmative, negative and financial covenants, including limitations on indebtedness, liens, investments, guarantees, restricted junior payments, mergers and acquisitions, sales of assets, leases, transactions with affiliates and scope-changes and modifications to material contracts. Additionally, the Company is required to comply with certain financial ratios and other financial covenants including total debt to EBITDA ratios, EBITDA to interest coverage ratios, minimum net worth covenants and maximum capital expenditure limitations. At September 30, 2004, the Company was in compliance with all required covenants and ratios under the Senior Secured Credit Facility.

Pursuant to the terms of the Senior Secured Credit Facility, the Company is also required to maintain certain funds in escrow for insurance and property taxes. At September 30, 2004, $2.1 million was held by the lenders’ agent in escrow for these purposes. The amounts in escrow are classified as restricted cash in the accompanying financial statements.

LAS VEGAS SANDS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 4 — LONG-TERM DEBT (Continued)

FF&E Financing

In September 2003, the Company and a lender entered into a credit facility (the “FF&E Credit Facility”) to provide $15.0 million of financing for the Phase IA Addition. The proceeds from the FF&E Credit Facility were used to finance certain furniture, fixtures, and equipment (the “Specified FF&E”) for the Phase IA Addition and the facility is secured by the specified FF&E. The FF&E Credit Facility provides for a 60-month basic term loan. Interest on the term loan is three month LIBOR plus 3.00% and is payable quarterly. The FF&E Credit Facility is subject to nineteen quarterly amortization payments of $600,000 beginning January 1, 2004, and one final payment of $3,600,000 on October 1, 2008. The average interest rate for the FF&E Credit Facility was 4.28% during the nine months ended September 30, 2004.

Interface Mortgage Loan

On July 30, 2004, Interface Nevada entered into a mortgage loan (the “Interface Mortgage Loan”) pursuant to which it borrowed $100.0 million. The proceeds from the loan and cash from a $27.0 million equity contribution from LVSI were used to repay in full the amounts outstanding under its prior mortgage loan and to pay for related fees and expenses. Interface Nevada’s obligations under the loan are secured by a first priority mortgage on the Expo Center and by certain other related collateral. Interface Nevada must repay in full all amounts outstanding under the Interface Mortgage Loan by August 10, 2006, unless it exercises its renewal options, in which event the loan must be repaid by February 10, 2009. The loan will amortize pursuant to a 20-year mortgage schedule, based on a 9.25% interest rate amortization. If cash flow of Interface Nevada (as defined by the loan agreement) is available after the payment of interest and mandatory amortization, tax and insurance reserve amounts, operating expenses, capital expenditures and a reserve for advanced customer deposits, additional principal payments must be made equal to the difference between (i) the principal payments necessary to amortize the loan pursuant to a 15-year schedule, based on a 7.00% interest rate and (ii) the amortization payment required by the aforementioned 9.25% amortization schedule. The loan bears interest at an interest rate equal to LIBOR plus 3.75%. After twelve months, the loan may be prepaid in whole or in part. The average interest rate was 7.0% during the nine months ended September 30, 2004.

Venetian Intermediate Credit Facility

On March 27, 2003, Venetian Intermediate entered into a credit agreement (“Venetian Intermediate Credit Agreement”) with a lender to provide $50.0 million of financing for the Macao Casino. Venetian Intermediate owns 100% of Venetian Macao, the owner and operator of the Macao Casino. The obligations under the loans to be made under the Venetian Intermediate Credit Agreement are guaranteed by the Company and Venetian and supported by letters of credit, which have been issued under the Revolving Facility in favor of the Venetian Intermediate Credit Agreement lender. As a result of the issuance of the letters of credit, the amounts available for working capital loans under the Revolving Facility have been reduced on a dollar for dollar basis. The amounts outstanding under the Venetian Intermediate Credit Agreement bear interest at the base rate or the adjusted Eurodollar rate plus 0.5% per annum. Interest is payable on the base rate loans on a quarterly basis and is payable on Eurodollar loans at the end of the applicable interest period, and there is no scheduled principal amortization. The credit facility is due in full on March 27, 2006. As of September 30, 2004, $50.0 million was outstanding under the Venetian Intermediate Credit Agreement and was supported by $50.0 million of letters of credit issued under the Revolving Facility. The average interest rate was 1.70% for the nine months ended September 30, 2004.

LAS VEGAS SANDS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 4 — LONG-TERM DEBT (Continued)

Venetian Macao Senior Secured Notes

On August 21, 2003, a wholly owned subsidiary of Venetian Macao, Venetian Macao Finance Company, issued $120.0 million in aggregate principal amount of floating rate senior secured notes due August 2008 (the “Venetian Macao Senior Secured Notes”). The Venetian Macao Senior Secured Notes issued by Venetian Macao Finance Company are guaranteed by Venetian Macao. All assets of Venetian Macao and its subsidiaries secure the Venetian Macao Senior Secured Notes and restrictions have been placed on the payment of dividends to LVSI and its subsidiaries from Venetian Macao and its subsidiaries. As of September 30, 2004, all of the proceeds from the issuance of the Venetian Macao Senior Secured Notes have been utilized for the construction of the Sands Macao. As a result of the restrictions on dividend payments described above, approximately $39.9 million of net assets of Venetian Macau as of September 30, 2004 are not available at the present level and are considered to be restricted net assets of subsidiaries at such date.

The Venetian Macao Senior Secured Notes of $75.0 million in aggregate principal amount bear interest at the rate of three month U.S. dollar LIBOR plus 3.25%, payable quarterly (“Tranche A Notes”), and $45.0 million in aggregate principal amount of the Venetian Macao Senior Secured Notes bear interest at the rate of three month U.S. dollar LIBOR plus 4.00%, payable quarterly (“Tranche B Notes”). The Tranche A Notes have a mandatory redemption of $7.5 million on August 21, 2005, $11.2 million on August 21, 2006, $18.8 million on August 21, 2007, and $37.5 million on August 21, 2008. The Tranche B Notes have no interim amortization and are due in full on August 21, 2008. The average interest rate on the Venetian Macao Senior Secured Notes was 4.90% during the nine months ended September 30, 2004.

Macao Revolver

On December 18, 2003, Venetian Macao and Venetian Macao Finance Company entered into a $20.0 million revolving credit facility (“Macao Revolver”) with a group of lenders. The Macao Revolver is secured on a pari passu basis with the same collateral as the Venetian Macao Senior Secured Notes. The Macao Revolver matures on December 18, 2006 and bears interest at LIBOR plus 3.75%. As of September 30, 2004, the there were no amounts outstanding under this facility.

Phase II Mall Construction Loan

On September 30, 2004, Phase II Mall Holding and Phase II Mall Subsidiary entered into a construction loan agreement with a group of lenders. The agreement provides for delayed draw loans in an aggregate principal amount of $250.0 million. The proceeds will be used to fund the financing, design, development, and construction of the Phase II Mall. The loan is secured by a first-priority security interest in substantially all of the borrower’s assets, other than capital stock. The loan bears interest, at the borrower’s option, at either an adjusted Eurodollar rate plus 1.75% or an alternative base rate plus 0.75%. Interest is payable on the base rate loans on a quarterly basis and is payable on Eurodollar loans at the end of the applicable interest period. The loan is due in full on March 31, 2008 and there is no interim amortization. The Company has agreed to repay the loan from the proceeds of the Phase II Mall Sale (See Note 5 – Commitments and Contingencies, Phase II Mall). There were no amounts outstanding under this facility as of September 30, 2004.

Acquisition of Interface and Redeemable Preferred Interest in Venetian Casino Resort, LLC

On July 29, 2004, the Company acquired all of the capital stock of Interface from the Principal Stockholder in exchange for the issuance to the Principal Stockholder of 220,370 additional shares of LVSI’s common stock. Prior to the exchange, Interface indirectly owned the Expo Center and held the $255.2 million Redeemable Preferred Interest in Venetian Casino Resort, LLC. The acquisition of Interface by LVSI has been accounted for as a reorganization of entities under common control, in a manner similar to pooling-of-interests.

LAS VEGAS SANDS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 4 – LONG-TERM DEBT (Continued)

The rights of the Redeemable Preferred Interest include the accrual of a preferred return of 12% from June 30, 1997. During the second and third quarters of 1999, Interface contributed $37.3 million and $7.1 million, respectively, in cash in exchange for an additional Redeemable Preferred Interest. During the three and nine month periods ended September 30, 2004 and September 30, 2003, $2.5 million and $6.7 million and $16.8 million and $19.5 million, respectively, were accrued on the Redeemable Preferred Interest related to the contributions made. The Company ceased accrual of the preferred return on July 29, 2004 and plans to retire the Redeemable Preferred Interest. Due to the acquisition of Interface, the preferred interest and preferred return have been eliminated in the condensed consolidated financial statements.

The following information presents certain income statement data of the separate companies from the periods preceding the acquisition of Interface (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net revenue
Las Vegas Sands, Inc.	$333,910	$168,552	$806,082	$478,208
Interface	10,657	15,720	47,617	44,454
Less eliminations	(931)	(1,499)	(4,220)	(4,332)

	$343,636	$182,773	$849,479	$518,330

Net income (loss)
Las Vegas Sands, Inc.	$(86,234)	$12,984	$403,887	$35,581
Interface	$355	$7,996	$22,040	$23,372

	$(85,879)	$20,980	$425,927	$58,953

The companies provided certain facilities usage and travel charges to each other and such revenues and expenses have been eliminated in consolidation as noted in the above table. There were no adjustments to conform the accounting policies of the companies and since both companies shared the same fiscal year end, there were no adjustments necessary related to changing the fiscal year of Interface.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Construction Litigation

The construction of the principal components of the Venetian Casino Resort was undertaken by Lehrer McGovern Bovis, Inc. pursuant to a construction management agreement and certain amendments thereto. The construction management contract established a final guaranteed maximum price of $645.0 million, so that, subject to certain exceptions (including an exception for cost overruns due to “scope changes”), the construction manager was responsible for any costs of the work covered by the construction management contract in excess of $645.0 million. The construction management contract also established a required “substantial completion” date (the date on which the construction of the Venetian Casino Resort was sufficiently complete, including the receipt of necessary permits, licenses and approvals, so that all components of the Venetian Casino Resort could be open to the general public) of April 21, 1999 (subject to extensions on account of “scope changes” and force majeure events), with a per-day liquidated damages penalty for failure to meet such deadline.

LAS VEGAS SANDS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 5 – COMMITMENTS AND CONTINGENCIES (Continued)

The obligations of the construction manager under the construction management contract were guaranteed by Bovis, Inc., the construction manager’s direct parent at the time the construction management contract was entered into. Bovis’ obligations under the Bovis guaranty were guaranteed by The Peninsula and Oriental Steam Navigation Company, or P&O, a British public company and the construction manager’s ultimate parent at the time the construction management contract was entered into.

On July 30, 1999, Venetian Casino Resort, LLC filed a complaint against the construction manager and Bovis in the United States District Court for the District of Nevada. The action alleges breach of contract by the construction manager of its obligations under the construction management contract and a breach of contract by Bovis of its obligations under the Bovis guaranty, including failure to fully pay trade contractors and vendors and failure to meet the April 21, 1999 guaranteed completion date. We amended this complaint on November 23, 1999 to add P&O as an additional defendant. In response to Venetian Casino Resort, LLC’s breach of contract claims against the construction manager, Bovis and P&O, the construction manager filed a complaint on August 3, 1999 against Venetian Casino Resort, LLC in the District Court of Clark County, Nevada. The action alleges a breach of contract and quantum meruit claims under the construction management contract and also alleges that Venetian Casino Resort, LLC defrauded the construction manager in connection with the construction of the Venetian Casino Resort. A quantum meruit claim is one, which seeks to abandon the contract and recover for the reasonable value of services. This theory is sometimes pursued by contractors where they could not otherwise recover damages under the express terms and conditions of the contract. The construction manager seeks 114 compensatory damages, attorney’s fees and costs and punitive damages. In the lawsuit, the construction manager claims that it is owed approximately $90.0 million from Venetian Casino Resort, LLC and its affiliates. This complaint was subsequently amended by the construction manager, which also filed an additional complaint against us relating to work done and funds advanced with respect to the contemplated development of the Palazzo Casino Resort. Simultaneously, commencing in March 2000, we and the construction manager engaged in arbitration proceedings ordered by the federal court to determine the cost and schedule impact of any changes in the scope of services of the construction manager under the construction management contract.

In connection with these disputes, as of December 31, 1999 the construction manager and its subcontractors filed mechanics liens against the Venetian Casino Resort for $145.6 million and $182.2 million, respectively. We believe that a major reason these lien amounts exceeded the construction manager’s claims of $90.0 million is based upon a duplication of liens through the inclusion of lower-tier claims by subcontractors in the liens of higher-tier contractors, including the lien of the construction manager. We have purchased surety bonds for virtually all of the claims underlying these liens (other than approximately $15.0 million of claims with respect to which the construction manager purchased bonds). As a result, there can be no foreclosure of the Venetian Casino Resort in connection with the claims of the construction manager and its subcontractors. However, we will be required to pay or immediately reimburse the bonding company if and to the extent that the underlying claims are judicially determined to be valid. If such claims are not settled, it is likely to take a significant amount of time for their validity to be judicially determined.

In June 2000, we purchased an insurance policy for loss coverage in connection with all litigation relating to the construction of the Venetian Casino Resort. Under the insurance policy, we will insure the first $45.0 million of losses (excluding defense costs) and the insurer will insure defense costs and other covered losses up to next $80.0 million. The insurance policy provides coverage (subject to certain exceptions) for any amounts determined in the construction litigation to be owed to the construction manager or its subcontractors relating to claimed delays, inefficiencies, disruptions, lack of productivity/unauthorized overtime or schedule impact, allegedly caused by us during construction of the Venetian Casino Resort, and lien claims of, or acquired by, the construction manager as well as any defense costs.

LAS VEGAS SANDS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 5 – COMMITMENTS AND CONTINGENCIES (Continued)

Prior to the entry of the verdict, the state court judge dismissed the construction manager’s quantum meruit claim. On June 3, 2003, an approximate nine-month trial was concluded in the state court action when a jury returned a verdict, which awarded the construction manager approximately $44.0 million in additional costs under the construction management contract and awarded us approximately $2.0 million in damages for defective and incomplete work performed by the construction manager. The verdict also returned a defense verdict in our favor on the construction manager’s fraud claim, and denied the construction manager’s claim for punitive damages. The verdict did not address pre-judgment interest and reimbursement of attorney’s costs, which are being sought from the state court by both parties.

The judge in the state court action directed the clerk to file the verdict on December 24, 2003. It is unclear whether the filing of the verdict alone constitutes the entry of judgment under state law because the verdict has special interrogatories, which make the total amount of the judgment unclear. In an abundance of caution, both parties have treated the filing of the verdict as a final judgment and the Company has filed motions requesting that the state court reconsider the entry of the judgment and stay the verdict until the conclusion of the arbitration proceedings, which proceedings the Company contends must be considered in determination of any final award between the parties. The request for a stay was denied. The Company believes that the arbitration proceedings may result in the lowering of the verdict that was awarded to the construction manager in the state court action and may provide a basis to increase the amount that was awarded to it.

By orders dated June 17 and July 19, 2004, the post trial motions the Company denied in all material respects. The Company has filed a notice of appeal to the Nevada Supreme Court and several motions for reconsideration to the trial court, which have not yet been ruled upon by the state court judge.

While there are pending subcontractor claims against the construction manager and the Company and related claims for indemnity by and against the construction manager, the Company believes that all such claims asserted against it in those actions should be subsumed within the verdict in the state court action and that its liability should be limited to the amount of any final judgment which may be ultimately entered in the state court action. If a judgment for the construction manager can be executed upon by the construction manager following the resolution of all appeals, the Company believes the payment of such a judgment will be applied towards satisfaction of the $45.0 million self-insured retention under the insurance policy. The Company intend to seek an elimination or reduction of the construction manager’s and its subcontractors’ mechanic’s liens in an amount to be consistent with any final judgment on the verdict.

Notwithstanding the entry of judgment in the state court action, the Company has continued to pursue certain claims in the arbitration proceedings to determine, among other things, the impact of certain changes, which determination by the arbitrator the Company believes may provide a basis for reducing the amount awarded to the construction manager in the state court action and raising the amount of the verdict for it or otherwise establishing offsetting claims for it against the construction manager. The Company also intends to pursue additional affirmative claims in the federal court action and in other proceedings that the Company is not resolved by the verdict in the state court action. Because of the magnitude of the remaining open items in the arbitration proceedings, which the Company believes must be considered in any ultimate award between the parties; the Company is not able to determine with any reasonable certainty the value of such claims or the probability of success on such claims at this time. Accordingly, no accrual for a liability has been reflected in the accompanying financial statements for this matter, other than approximately $7.2 million, which the Company had previously accrued in 1999 for unpaid construction costs and which have not yet been paid pending outcome of the litigation.

LAS VEGAS SANDS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 5 – COMMITMENTS AND CONTINGENCIES (Continued)

Based on the recent judgment in the state court action and the remaining open items in the arbitration proceedings, the Company estimates that its range of loss in this matter is from zero (or a gain if all remaining matters are determined in our favor and considering the existing accrual of approximately $7.2 million for unpaid construction costs) to approximately $70.0 million (see below) if it were to lose all remaining arbitration matters and related pending actions and appeals that counsel has advised are reasonably possible of loss and which are not already included in the state court action. Such range of loss is before attorney fees, costs and interest, which have not yet been considered by the state court. The construction manager has asked the state court to award $19.0 million in prejudgment interest, $11.0 million in costs and $10.0 million in attorneys’ fees. The Company is disputing these amounts as to both entitlement and amount. Substantially all of its attorneys’ fees and costs related to the defense and prosecution of claims arising out of the construction management agreement incurred since June 28, 2000 are being paid by an insurance company under a special insurance policy obtained to mitigate its losses. The Company incurred approximately $2.2 million in attorneys’ fees related to the construction litigation prior to June 28, 2000, which are not covered by insurance.

The range of loss is possibly as high as $70.0 million, (the original verdict of $42.0 million plus $28.0 million, representing all remaining indemnity claims and arbitration matters), plus attorneys’ fees, costs, any uncovered claims under the insurance policy and interest. While the state court’s orders denying the Company’s post trial motions could be viewed as increasing the possibility that it will be exposed to loss in this litigation, there are appellate issues that the Company intends to pursue and ongoing arbitration proceedings that it believe will impact the amount of loss and/or any award to which we may be entitled.

There are two ways the state court judgment may change before it can be executed on by the construction manager. First, most of the Company’s credit claims under the contract were ordered to arbitration. The Company has already obtained interim credit awards of $3.0 million in arbitration related to work that was required by the contract and never completed by the construction manager. In addition, the Company has claims in amounts in excess of $25.0 million, which will be submitted to arbitration within the next 12 months. The largest of these credit claims, in an amount in excess of $12.0 million, relates to payments due from the construction manager for workers’ compensation and general liability insurance provided to the construction manager and trade contractors by the Company under the owner controlled insurance program. Other credit claims principally related to defective and incomplete work, which was completed by the Company after the construction manager stopped performing on the project. If the Company is successful in proving its remaining credit claims, the arbitration credit awards, in total, could offset up to $28.0 million of the verdict.

It is likely that certain elements of the verdict will be preempted because they are duplicative of items ordered to arbitration by federal court before the state court jury trial began. For example, the jury verdict includes an award of over $8.0 million for trade contractor overtime incurred by the construction manager. The arbitrator has found that the construction manager is entitled to an award of zero dollars for these exact same overtime claims. It is the Company’s position that the arbitration awards should be substituted for the portions of the verdict which overlap. In a March 31, 2004 hearing, the state court judge acknowledged that the verdict and the judgment on the verdict will need to be adjusted after the completion of the arbitration proceedings.

Because of the possibility of offsetting credits that may be awarded in arbitration and the elimination of duplicative claims through the substitution of arbitration awards for the verdict, no single amount within the range of any loss can be reasonably determined as an estimated loss. If there is a loss, such loss could be material to our results of operations in the period that the estimate is recorded.

LAS VEGAS SANDS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 5 – COMMITMENTS AND CONTINGENCIES (Continued)

Interface Nevada Litigation

On October 17, 2003, Bear Stearns Funding, Inc. (the “Plaintiff”) filed a lawsuit against Interface Nevada. The Plaintiff is seeking damages against Interface Nevada for alleged breach of contract in the amount of $1.5 million, plus interest and costs. The claim asserts that the amount is due as an agreed-upon fee in connection with Interface Nevada’s prior $141.0 million mortgage loan, which was paid off in July 2004. Interface Nevada has asserted six counter claims against the Plaintiff in an amount to be determined at trial, but alleged to be in excess of $1.5 million. Interface Nevada and its legal counsel are currently not able to determine the probability of the outcome of these matters. Accordingly, no adjustments have been provided for in the accompanying financial statements.

Macao Litigation

On October 15, 2004, Richard Suen and Round Square Company Limited filed an action against Las Vegas Sands Corp, LVSI, Sheldon Adelson, and William Weidner in the District Court of Clark County, Nevada. The suit asserts a cause of action for breach of an alleged agreement to pay a success fee of $5 million and 2% of the net profit from the Company’s Macao gaming operations to the plaintiffs in connection with their alleged assistance in securing the gaming subconcession in Macao. This suit also alleges fraud and quantum meruit in connection with these allegations. The plaintiffs are seeking unspecified damages, punitive damages and other costs, although the plaintiffs claim that damages could be in excess of $100 million. This action is in a preliminary stage and the Company’s legal counsel is currently not able to determine the probability of the outcome of this action. The Company intends to defend it vigorously.

Macao Casino Projects

On June 26, 2002, the Macao government granted a provisional concession to operate casinos in Macao through June 26, 2027 to the Company’s subsidiary Venetian Macao and to Galaxy Casino Company Limited, a consortium of Macao and Hong Kong-based investors (“Galaxy”). During December 2002, Venetian Macao and Galaxy entered into a subconcession agreement. The subconcession agreement with Galaxy was recognized and approved by the Macao government and allows Venetian Macao to develop and operate certain casino projects, including the Macao Casino, separately from Galaxy. The Macao Casino opened on May 18, 2004. Additional facilities, including restaurants and entertainment venues and 49 of 52 high-end suites opened during late August 2004.

In addition to the Macao Casino, the Company also intends to build the Macao Venetian Casino Resort in Macao, a hotel, casino and convention center complex with a Venetian-style theme similar to the Company’s Las Vegas property.

LAS VEGAS SANDS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 5 – COMMITMENTS AND CONTINGENCIES (Continued)

Under the subconcession agreement, Venetian Macau is obligated to develop and open the Macao Venetian Casino Resort by June 2006 and invest, or cause to be invested, at least 4.4 billion Patacas (approximately $567.2 million at exchange rates in effect on September 30, 2004) in various development projects in Macao by June 2009. The construction and development costs of the Macao Casino will be applied to the fulfillment of this total investment obligation to the Macao government. The Company currently estimates the total cost of constructing, developing, and operating the Macao Casino, including design costs, construction costs, equipment costs, working capital and pre-opening expenses, will be approximately $265.0 million, all of which qualifies to meet the investment obligation to the Macao government. Assuming that all of the current estimated construction and development costs of the Macao Casino are applied towards fulfilling the investment obligations under the subconcession agreement, remaining investment obligations under the subconcession agreement will be approximately $302.2 million. It is expected that the construction and development costs of the Macao Venetian Casino Resort will satisfy the remainder of this obligation but the Company will need an extension of the June 2006 construction deadline for the Macao Venetian Casino Resort, which it currently expects to open in the first quarter of 2007. To support this obligation, a Macao bank and a subsidiary of the Company, Lido Casino Resort Holding Company, LLC, have guaranteed 500 million Patacas (approximately $64.5 million at exchange rates in effect on September 30, 2004) of Venetian Macau’s legal and contractual obligations to the Macao government until March 31, 2007. Venetian Macau received consents during June 2004 from the holders of the Venetian Macao Senior Secured Notes to permit the creation of a junior lien on Venetian Macao’s rights over the land upon which the Macao Casino is being constructed in Macao to support the guarantee being issued by the Macao bank under the Venetian Macao subconcession. Venetian Macao’s development and investment obligations under its subconcession agreement may be satisfied by Venetian Macao and/or its affiliates, including the Company.

As of September 30, 2004, approximately $224.4 million of the costs relating to the Macao Casino had been incurred. The Company anticipates funding the $40.6 million of remaining construction costs related to the additional restaurant and entertainment facilities, the guest suites and contractor retention from a combination of the following sources:

•	operating cash flow of Venetian Macao; and
•	borrowings under the $20.0 million Macao Revolver. As of September 30, 2004, the Macao Revolver had no outstanding balance.

The Company expects the funds provided by these sources to be sufficient to complete payment of the outstanding construction payables and contractor retention of the Macao Casino. The construction and development of the Macao Venetian Casino Resort will require significant additional debt and/or equity financing.

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

LAS VEGAS SANDS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 5 – COMMITMENTS AND CONTINGENCIES (Continued)

Mall Sale and Related Matters

On April 12, 2004, the Company entered into an agreement with the Mall Purchaser to sell the Mall and lease certain restaurant and other retail assets of the Casino Resort (the “Master Lease”) for approximately $766.0 million. The Mall Sale closed on May 17, 2004 and the Company realized a gain of $418.2 million in connection with the Mall Sale. The Company used a portion of the proceeds from the Mall Sale to repay all of its $120.0 million secured Mall facility, repurchase $6.4 million in principal amount of the Mortgage Notes pursuant to the Asset Sale Offer, make a tax distributions of $100.0 million to its stockholders (See Note 5 – Dividends) and make incentive payments of $62.0 million to certain of its executives. The Master Lease agreement provides for the Casino Resort to lease nineteen spaces currently occupied by various tenants to the Mall Purchaser for 89 years with annual rent of one dollar per year and for the Mall Purchaser to assume the various leases as landlord. Under generally accepted accounting principles (“GAAP”), the Master Lease agreement does not qualify as a sale of the related assets, which were not separately legally demised. Accordingly, $109.2 million of the transaction has been deferred as prepaid operating lease payments to the Casino Resort, which will amortize into income on a straight-line basis over the 89-year lease term. In addition the Company will: (i) continue to be obligated to fulfill certain lease termination and asset purchase agreements; (ii) lease the C2K Showroom space located within the Mall from the Mall Purchaser for a period of 25 years, subject to an additional 50 years of extension options, with initial fixed minimum rent of $3.3 million per year; (iii) operate the gondola retail store and the canal space located within The Grand Canal Shoppes from the Mall Purchaser for a period of 25 years, subject to an additional 50 years of extension options, with initial fixed minimum rent of $3.5 million per year; and (iv) lease certain office space from the Mall Purchaser for a period of 10 years, subject to extension options for a period of up to 65 years, with initial annual rent of $860,350. The lease payments under clauses (ii) through (iv) above are subject to automatic increases of 5.0% beginning on the sixth lease year and each subsequent fifth lease year thereafter. The net present value of the lease payments under clauses (ii) through (iv) is $77.2 million. Under GAAP, a portion of the transaction must be deferred in an amount equal to the present value of the minimum lease payments set forth in the lease back agreements. This deferred gain will be amortized to reduce lease expense on a straight-line basis over the life of the leases.

LAS VEGAS SANDS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 5 – COMMITMENTS AND CONTINGENCIES (Continued)

Phase II Mall

The Company formed the Phase II Mall Subsidiary on July 1, 2004 to develop and construct the Phase II Mall. In connection with the Mall Sale, the Company entered into an agreement with the Mall Purchaser to construct and sell the Phase II Mall for an amount equal to the greater of (i) $250.0 million; and (ii) the Phase II Mall’s net operating income for months 19 through 30 of its operations (assuming that the rent due from all tenants in month 30 was actually due in each of months 19 through 30) divided by a capitalization rate. The capitalization rate is ..06 for every dollar of net operating income up to $38.0 million and .08 for every dollar of net operating income above $38.0 million. On the date the Phase II Mall opens to the public, the Mall Purchaser will be obligated to make an initial purchase price payment based on projected net operating income for the first 12 months of operations (but in no event less than $250.0 million). Every six months thereafter until the 24 month anniversary of the opening date, the required purchase price will be adjusted (up or down, but never to less than $250.0 million) based on projected net operating income for the upcoming 12 months. The “final” purchase price adjustment (subject to audit thereafter) will be made on the 30-month anniversary of the Phase II Mall’s opening date based on the formula described in the first two sentences of this paragraph. For all purchase price and purchase price adjustment calculations, “net operating income” will be calculated by using the “accrual” method of accounting and, for purposes of calculating the final purchase price adjustment, by applying the base rent payable by all tenants in the last month of the applicable 12-month period to the entire 12-month period. The Phase II Mall is expected to cost approximately $275.0 million (excluding incentive payments described below). The Phase II Mall will be constructed using the proceeds of the recently entered into $250.0 million Phase II Mall construction loan (the “Phase II Mall Construction Loan”) (See Note 4) and an approximately $25.0 million investment from the Company. Under the Mall Sale agreement, the Company has agreed to substantially complete construction of the Phase II Mall before the earlier of 36 months after the date on which sufficient permits are received to allow the Phase II Subsidiary to begin construction of the Phase II Mall and March 1, 2008. These dates may be extended due to force majeure or certain other delays. In the event that the Company does not substantially complete construction of the Phase II Mall on or before the earlier of these two dates (as such dates may be extended as described in the preceding sentences), the Company must pay liquidated damages of $5,000 per day for the first six months and $10,000 per day for the following six months if substantial completion does not occur by the end of six months after the completion deadline. If substantial completion has not occurred on or before one year after the deadline, the Company will be required to pay total liquidated damages in the amount of $100.0 million. In addition, failure to substantially complete construction of the Phase II Mall before the agreed-upon deadline would constitute an event of default under the Senior Secured Credit Facility and the Company’s disbursement agreement.

In the event that Phase II Mall Holding, LLC and Lido Casino Resort, LLC comply with all of their obligations under the aforementioned agreement with Mall Purchaser concerning the Phase II Mall, and Mall Purchaser fails to acquire the membership interests in the entity owning the Phase II Mall, Phase II Mall Holding, LLC will be entitled to:

•	sue Mall Purchaser for specific performance;
•	liquidated damages in the amount of $100.0 million; or
•	to purchase the interest of Mall Purchaser in The Grand Canal Shoppes for (a) the lesser of (i) $766.0 million and (ii) the fair market value minus (b) $100.0 million.

The Company made an equity contribution to the Phase II Mall Subsidiary of $63.2 million on July 15, 2004, which was used to make certain incentive payments and pay related payroll taxes to the Principal Stockholder and other senior executives of the Company for their work in connection with the Phase II Mall Sale and related financing transactions. The Company made an additional equity contribution of approximately $25.0 million on September 30, 2004 as required under the Phase II Mall Construction Loan Agreement (See Note 4 – Phase II Mall Construction Loan).

LAS VEGAS SANDS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 5 – COMMITMENTS AND CONTINGENCIES (Continued)

Dividends

During the nine months ending September 30, 2004, the Company declared $107.9 million of dividends to its stockholders for their tax obligations related to their allocated portion of the Company’s earnings. The Company’s debt agreements, generally restrict payments of cash dividends. However, the debt agreements allow for tax distributions to stockholders.

Immediately prior to the July 29, 2004 acquisition of Interface by LVSI as more fully described in Notes 1 and 4, Interface distributed approximately $15.2 million to its sole stockholder, who is also the Principal Stockholder of LVSI. The distribution was comprised of $12.9 million of cash, $1.9 million of receivables due from the sole stockholder and $.4 million of certain fixed and other assets.

LAS VEGAS SANDS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 6 – SEGMENT INFORMATION

The Company reviews the results of operations based on the following distinct segments, which are the Casino Resort on the Las Vegas Strip, the Expo Center, the Macao Casino in Macao and the United Kingdom. The Company’s segment information is as follows for the three and nine month periods ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ends September 30,
	2004	2003	2004	2003

Net Revenues
Casino Resort	$167,329	$167,053	$576,125	$473,876
Expo Center	10,657	15,720	47,617	44,454
Macao Casino	165,650	–	225,737	–
United Kingdom	–	–	–	–

Total net revenues	343,636	182,773	849,479	518,330

Adjusted EBITDA(1)
Casino Resort	56,645	67,962	237,903	187,604
Expo Center	(110)	3,763	12,076	11,562
Macao Casino	68,993	–	91,904	–
United Kingdom	–	–	–	–

	125,528	71,725	341,883	199,166

Other Operating Costs and Expenses
Corporate expense	(118,153)	(2,225)	(123,857)	(6,621)
Depreciation	(19,346)	(14,951)	(51,729)	(38,465)
Pre-opening expenses	(5,405)	(1,872)	(24,512)	(6,717)
Loss on disposal of assets	(30,635)	–	(30,635)	–
Gain on sale of Grand Canal Shoppes	(400)	–	417,822	–

Operating income	(48,411)	52,677	528,972	147,363

Other Non-operating Costs and Expenses
Interest expense, net of amounts capitalized	(34,470)	(32,196)	(99,761)	(90,761)
Interest income	2,184	498	3,278	1,531
Other income (expenses)	–	1	(9)	820
Loss on early retirement of debt	(5,182)	–	(6,553)	–

Net income	$(85,879)	$20,980	$425,927	$58,953

1.	Adjusted EBITDA is earnings before interest, taxes, depreciation, amortization, pre-opening expenses, gain or loss on the sale or disposal of assets, other income or expense and loss on early retirement of debt. Adjusted EBITDA is used by management as the primary measure of operating performance of its properties and to compare the operating performance of its properties with those of its competitors.

LAS VEGAS SANDS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 6 – SEGMENT INFORMATION (Continued)

	Nine Months Ends September 30,
	2004	2003

Capital Expenditures
Casino Resort	$74,968	$181,500
Interface Holding	796	371
Macao Casino	171,613	29,369
Other (principally Las Vegas land and the Palazzo project)	79,611	10,923

Total capital expenditures	$326,988	$222,172

	September 30, 2004	December 31, 2003

Total Assets
Casino Resort	$2,141,551	$1,494,163
Expo Center	76,153	85,141
Macao Casino	357,409	232,174
Other (principally Las Vegas land and the Palazzo project)	210,398	105,557

Total consolidated assets	$2,785,511	$1,917,035

NOTE 7 – INITIAL PUBLIC OFFERING

On September 3, 2004, Las Vegas Sands Corp. a newly formed company, which is intended to become a holding company for LVSI and its subsidiaries, filed a registration statement with the Securities and Exchange Commission with respect to a proposed initial public offering of its common stock. The timing of the initial public offering is indefinite and subject to market conditions. There is no guarantee that an initial public offering will take place.

NOTE 8 — CONDENSED CONSOLDATING FINANCIAL INFORMATION

LVSI and Venetian are co-obligors of the Mortgage Notes and the indebtedness under the Senior Secured Credit Facility and are jointly and severally liable for such indebtedness. Mall Intermediate, Mall Construction, Lido Intermediate, Venetian Venture, Venetian Transport LLC, Venetian Marketing, Venetian Operating, Interface Employee Leasing LLC, Yona Venetian LLC and the Phase II Subsidiary (collectively, the “Subsidiary Guarantors”) are subsidiaries of LVSI. The Subsidiary Guarantors have jointly and severally guaranteed (or are co-obligors of) such debt on a full and unconditional basis and are wholly owned by LVSI. The Macao Casino is owned by Venetian Macao, which is the guarantor for the Venetian Macao Senior Secured Notes. Venetian Macao is a non-guarantor unrestricted subsidiary under the Mortgage Notes and the Senior Secured Credit Facility.

Separate financial statements and other disclosures concerning each of Venetian and the Subsidiary Guarantors are not presented below because management believes that they are not material to investors. The following information represents the summarized financial information of LVSI, Venetian, the Subsidiary Guarantors, and the non-guarantor subsidiaries on a combined basis as of December 31, 2003 and September 30, 2004, and for the three and nine month periods ended September 30, 2003 and September 30, 2004. In addition, certain amounts in the 2003 information have been reclassified to conform to the 2004 presentation.

LAS VEGAS SANDS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

Note 8 — Condensed Consolidating Financial Information (continued)

CONDENSED BALANCE SHEETS
September 30, 2004

	Las Vegas Sands, Inc.	Venetian Casino Resort LLC	Other(2) Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total

Cash and cash equivalents	$66,776	$449,165	$29	$106,228	$–	$622,198
Restricted cash and cash equivalents	–	2,120	–	17,653	–	19,773
Intercompany receivable	–	154,007	–	5,075	(159,082)	–
Accounts receivable, net	26,014	23,572	–	2,174	–	51,760
Inventories	–	5,438	–	1,103	–	6,541
Prepaid expenses	929	8,160	–	3,407	–	12,496

Total current assets	93,719	642,462	29	135,640	(159,082)	712,768

Property and equipment, net	62,702	1,078,078	182,903	311,391	–	1,635,074
Investment in subsidiaries	2,039,582	239,900	5	–	(2,279,487)	–
Deferred offering costs, net	–	42,441	–	11,956	–	54,397
Restricted cash and cash equivalents	–	355,117	–	–	–	355,117
Redeemable Preferred Interest in Venetian
Casino Resort, LLC a wholly owned subsidiary	–	–	–	255,154	(255,154)	–
Other assets, net	4,981	17,706	–	5,468	–	28,155

	$2,200,984	$2,375,704	$182,937	$719,609	$(2,693,723)	$2,785,511

Accounts payable	$982	$18,133	$–	$9,262	$–	$28,377
Construction payables	–	6,693	44,529	33,044	–	84,266
Construction payables-contested	–	7,232	–	–	–	7,232
Intercompany payables	135,578	–	2	23,502	(159,082)	–
Accrued interest payable	–	29,633	–	912	–	30,545
Other accrued liabilities	17,305	61,587	109	48,097	–	127,098
Current maturities of long-term debt(1)	2,400	2,400	–	11,334	(2,400)	13,734

Total current liabilities	156,265	125,678	44,640	126,151	(161,482)	291,252

Other long-term liabilities	–	6,097	–	5,080	–	11,177
Deferred gain on sale of Grand Canal Shops	–	72,459	–	–	–	72,459
Deferred rent from Grand Canal Shops transaction	–	107,534	–	–	–	107,534
Redeemable Preferred Interest in Venetian Casino
Resort, LLC a wholly owned subsidiary	–	255,154	–	–	(255,154)	–
Long-term debt(1)	1,519,440	1,519,440	–	258,370	(1,519,440)	1,777,810

	1,675,705	2,086,362	44,640	389,601	(1,936,076)	2,260,232

Stockholders' equity	525,279	289,342	138,297	330,008	(757,647)	525,279

	$2,200,984	$2,375,704	$182,937	$719,609	$(2,693,723)	$2,785,511

(1)     As more fully described in Note 4 — Long-Term Debt, LVSI and Venetian are co-obligors of certain of the Company’s indebtedness.
Accordingly, such indebtedness has been presented as an obligation of both entities in the above balance sheets.
(2)    The Phase II Subsidiary became a guarantor of certain of the Company’s indebtedness including the Mortgage Notes on September 30, 2004.

LAS VEGAS SANDS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 8 — CONDENSED CONSOLDATING FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS
December 31, 2003

	Las Vegas Sands, Inc.	Venetian Casino Resort LLC	Other Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total

Cash and cash equivalents	$73,049	$29,549	$5	$50,190	$–	$152,793
Restricted cash and cash equivalents	–	2,121	–	53,534	–	55,655
Intercompany receivable	–	46,621	–	1,395	(48,016)	–
Accounts receivable, net	28,772	22,592	–	2,833	–	54,197
Inventories	–	6,093	–	158	–	6,251
Prepaid expenses	687	1,886	–	1,270	–	3,843

Total current assets	102,508	108,862	5	109,380	(48,016)	272,739

Property and equipment, net	4,687	1,101,726	–	378,257	–	1,484,670
Investment in subsidiaries	1,257,692	152,494	–	–	(1,410,186)	–
Deferred offering costs, net	–	30,513	–	8,630	–	39,143
Restricted cash and cash equivalents	–	–	–	86,144	–	86,144
Redeemable Preferred Interest in Venetian	–	–	–	238,328	(238,328)	–
Other assets, net	3,922	18,894	–	11,523	–	34,339

	$1,368,809	$1,412,489	$5	$832,262	$(1,696,530)	$1,917,035

Accounts payable	$2,076	$11,270	$–	$3,333	$–	$16,679
Construction payables	–	10,330	–	31,825	–	42,155
Construction payables-contested	–	7,232	–	–	–	7,232
Intercompany payables	16,526	–	–	31,490	(48,016)	–
Accrued interest payable	–	3,896	–	913	–	4,809
Other accrued liabilities	29,116	62,454	–	19,542	–	111,112
Current maturities of long-term debt(1)	12,633	12,633	–	4,963	11,150	41,379

Total current liabilities	60,351	107,815	–	92,066	(36,866)	223,366

Other long-term liabilities	–	883	–	5,562	–	6,445
Long-term debt(1)	1,146,350	1,146,350	–	402,549	(1,170,133)	1,525,116

	1,206,701	1,255,048	–	500,177	(1,206,999)	1,754,927

Redeemable Preferred Interest in Venetian
Casino Resort, LLC a wholly owned subsidiary	–	238,328	–	–	(238,328)	–

Stockholders' equity (deficit)	162,108	(80,887)	5	332,085	(251,203)	162,108

	$1,368,809	$1,412,489	$5	$832,262	$(1,696,530)	$1,917,035

(1) As more fully described in Note 4 Long-Term Debt, LVSI and Venetian are co-obligors of certain of the Company's indebtedness.
Accordingly, such indebtedness has been presented as an obligation of both entities in the above balance sheets.

LAS VEGAS SANDS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

Note 8 — Condensed Consolidating Financial Information (continued)

CONDENSED STATEMENT OF OPERATIONS
For the three months ended September 30, 2004

	Las Vegas Sands, Inc.	Venetian Casino Resort LLC	Other Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total

Revenues:
Casino	$77,679	$–	$–	$162,510	$–	$240,189
Rooms	–	71,541	–	36	–	71,577
Food and beverage	–	21,290	–	5,979	(406)	26,863
Casino rental revenues from LVSI	–	11,041	–	–	(11,041)	–
Retail and other	133	10,053	–	11,204	(525)	20,865

Total revenues	77,812	113,925	–	179,729	(11,972)	359,494
Less promotional allowances	–	(1,286)	–	(3,422)	(11,150)	(15,858)

Net revenues	77,812	112,639	–	176,307	(23,122)	343,636

Operating expenses:
Casino	53,189	–	–	80,020	(17,541)	115,668
Rooms	–	22,084	–	39	(2,396)	19,727
Food and beverage	–	14,490	–	3,595	(2,281)	15,804
Retail and other	–	7,082	–	8,608	(308)	15,382
Provision for doubtful accounts	2,669	200	–	–	–	2,869
General and administrative	908	30,289	–	14,372	(529)	45,040
Corporate expense	51,187	3,541	–	63,492	(67)	118,153
Rental expense	179	2,649	–	790	–	3,618
Pre-opening and developmental expense	–	29	–	5,376	–	5,405
Depreciation and amortization	605	13,131	–	5,610	–	19,346
Loss on disposal of assets	–	30,635	–	–	–	30,635
Gain on sale of Grand Canal Shops	–	400	–	–	–	400

	108,737	124,530	–	181,902	(23,122)	392,047

Operating income (loss)	(30,925)	(11,891)	–	(5,595)	–	(48,411)

Other income (expense):
Interest income	74	2,180	–	1,169	(1,239)	2,184
Interest expense, net of amounts capitalized	–	(30,688)	–	(5,021)	1,239	(34,470)
Preferred return on Redeemable Preferred
Interest in Venetian Casino Resort, LLC	(2,526)	–	–	2,526	–	–
Other income (expense)	–	–	–	–	–	–
Loss on early retirement of debt	–	(5,182)	–	–	–	(5,182)
Income from equity investment in
Interface Holding	355	–	–	–	(355)	–
Income from equity investment in Grand
Canal Shops II	–	–	–	–	–	–
Income (loss) from equity investment in
VCR and subsidiaries	(52,857)	(7,276)	–	–	60,133	–

Net income (loss)	$(85,879)	$(52,857)	$–	$(6,921)	$59,778	$(85,879)

LAS VEGAS SANDS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

Note 8 — Condensed Consolidating Financial Information (continued)

CONDENSED STATEMENT OF OPERATIONS
For the three months ended September 30, 2003

	Las Vegas Sands, Inc.	Venetian Casino Resort LLC	Other Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total

Revenues:
Casino	$69,236	$–	$–	$–	$–	$69,236
Rooms	–	67,752	–	–	–	67,752
Food and beverage	–	22,439	–	–	(758)	21,681
Casino rental revenue from LVSI	–	10,824	–	–	(10,824)	–
Retail and other	202	10,495	–	26,216	(741)	36,172

Total revenue	69,438	111,510	–	26,216	(12,323)	194,841
Less promotional allowances	–	(1,112)	–	–	(10,956)	(12,068)

Net revenues	69,438	110,398	–	26,216	(23,279)	182,773

Operating expenses:
Casino	49,687	–	–	–	(17,447)	32,240
Rooms	–	20,218	–	–	(2,104)	18,114
Food and beverage	–	13,926	–	–	(2,360)	11,566
Retail and other	–	5,291	–	13,515	(1,012)	17,794
Provision for doubtful accounts	530	223	–	25	–	778
General and administrative	910	25,013	–	1,624	(140)	27,407
Corporate expense	1,259	1,182	–	–	(216)	2,225
Rental expense	196	1,705	–	1,248	–	3,149
Pre-opening and developmental expense	–	(8)	–	1,880	–	1,872
Depreciation and amortization	502	12,367	–	2,082	–	14,951

	53,084	79,917	–	20,374	(23,279)	130,096

Operating income	16,354	30,481	–	5,842	–	52,677

Other income (expense):
Interest income	121	208	–	345	(176)	498
Interest expense, net of amounts capitalized	1	(28,305)	–	(4,068)	176	(32,196)
Other income	–	–	–	1	–	1
Income from equity investment in Interface
Holding	7,996	–	–	–	(7,996)	–
Income from equity investment in Grand
Canal Shops II	102	3,274	–	–	(3,376)	–
Income (loss) from equity investment in
VCR and subsidiaries	3,151	(2,507)	–	–	(644)	–

Income before preferred return	27,725	3,151	–	2,120	(12,016)	20,980
Preferred return on Redeemable Preferred
Interest in Venetian Casino Resort, LLC	(6,745)	–	–	6,745	–	–

Net income	$20,980	$3,151	$–	$8,865	$(12,016)	$20,980

LAS VEGAS SANDS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

Note 8 — Condensed Consolidating Financial Information (continued)

CONDENSED STATEMENT OF OPERATIONS
For the nine months ended September 30, 2004

	Las Vegas Sands, Inc.	Venetian Casino Resort LLC	Other Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total

Revenues:
Casino	$248,633	$–	$–	$220,153	$–	$468,786
Rooms	–	236,139	–	35	–	236,174
Food and beverage	–	86,671	–	8,284	(2,411)	92,544
Casino rental revenues from LVSI	–	32,834	–	–	(32,834)	–
Retail and other	523	30,931	–	64,709	(1,809)	94,354

Total revenues	249,156	386,575	–	293,181	(37,054)	891,858
Less promotional allowances	–	(4,324)	–	(3,422)	(34,633)	(42,379)

Net revenues	249,156	382,251	–	289,759	(71,687)	849,479

Operating expenses:
Casino	159,923	–	–	109,045	(54,764)	214,204
Rooms	–	64,653	–	40	(6,249)	58,444
Food and beverage	–	49,546	–	6,090	(7,001)	48,635
Retail and other	–	18,764	–	30,451	(2,558)	46,657
Provision for doubtful accounts	9,361	200	–	–	–	9,561
General and administrative	3,416	89,662	1	29,356	(647)	121,788
Corporate expense	54,186	6,095	–	64,044	(468)	123,857
Rental expense	476	6,057	–	1,774	–	8,307
Pre-opening and developmental expense	–	993	–	23,519	–	24,512
Depreciation and amortization	1,693	38,973	–	11,063	–	51,729
Loss on disposal of assets	–	30,635	–	–	–	30,635
Gain on sale of Grand Canal Shoppes	–	(417,822)	–	–	–	(417,822)

	229,055	(112,244)	1	275,382	(71,687)	320,507

Operating income (loss)	20,101	494,495	(1)	14,377	–	528,972

Other income (expense):
Interest income	266	2,896	–	3,487	(3,371)	3,278
Interest expense, net of amounts capitalized	(25)	(87,075)	–	(16,032)	3,371	(99,761)
Preferred return on Redeemable Preferred
Interest in Venetian Casino Resort, LLC	(16,826)	–	–	16,826	–	–
Other income (expense)	–	–	–	(9)	–	(9)
Loss on early retirement of debt	–	(5,406)	–	(1,147)	–	(6,553)
Income from equity investment in
Interface Holding	22,040	–	–	–	(22,040)	–
Income from equity investment in Grand
Canal Shops II	103	3,338	–	–	(3,441)	–
Income (loss) from equity investment in
VCR and subsidiaries	400,268	(7,980)	–	–	(392,288)	–

Net income	$425,927	$400,268	$(1)	$17,502	$(417,769)	$425,927

LAS VEGAS SANDS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

Note 8 — Condensed Consolidating Financial Information (continued)

CONDENSED STATEMENT OF OPERATIONS
For the nine months ended September 30, 2003

	Las Vegas Sands, Inc.	Venetian Casino Resort LLC	Other Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total

Revenues:
Casino	$205,927	$–	$–	$–	$–	$205,927
Rooms	–	181,682	–	–	–	181,682
Food and beverage	–	63,324	–	–	(2,395)	60,929
Casino rental revenue from LVSI	–	32,137	–	–	(32,137)	–
Retail and other	327	28,595	–	74,312	(1,937)	101,297

Total revenue	206,254	305,738	–	74,312	(36,469)	549,835
Less promotional allowances	–	(3,494)	–	–	(28,011)	(31,505)

Net revenues	206,254	302,244	–	74,312	(64,480)	518,330

Operating expenses:
Casino	144,612	–	–	–	(49,004)	95,608
Rooms	–	52,140	–	–	(4,944)	47,196
Food and beverage	–	36,890	–	–	(6,327)	30,563
Retail and other	–	15,097	–	32,022	(3,206)	43,913
Provision for doubtful accounts	4,686	823	–	25	–	5,534
General and administrative	2,468	73,723	–	12,333	(390)	88,134
Corporate expense	3,787	3,443	–	–	(609)	6,621
Rental expense	559	5,127	–	2,530	–	8,216
Pre-opening and developmental expense	–	1,118	–	5,599	–	6,717
Depreciation and amortization	1,396	30,947	–	6,122	–	38,465

	157,508	219,308	–	58,631	(64,480)	370,967

Operating income	48,746	82,936	–	15,681	–	147,363

Other income (expense):
Interest income	362	622	–	723	(176)	1,531
Interest expense, net of amounts capitalized	(51)	(80,461)	–	(10,425)	176	(90,761)
Other income	–	886	–	(66)	–	820
Loss on early retirement of debt	–	–	–	–	–	–
Income from equity investment in
Interface Holding	23,372	–	–	–	(23,372)	–
Income from equity investment in Grand
Canal Shops II	245	7,891	–	–	(8,136)	–
Income (loss) from equity investment in
VCR and subsidiaries	5,751	(6,123)	–	–	372	–

Income before preferred return	78,425	5,751	–	5,913	(31,136)	58,953

Preferred return on Redeemable Preferred
Interest in Venetian Casino Resort, LLC	(19,472)	–	–	19,472	–	–

Net income	$58,953	$5,751	$–	$25,385	$(31,136)	$58,953

LAS VEGAS SANDS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

Note 8 — Condensed Consolidating Financial Information (continued)

CONDENSED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2004

	Las Vegas Sands, Inc.	Venetian Casino Resort LLC	Other Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total

Net cash provided by operating activities	$64,099	$89,499	$14	$145,554	$–	$299,166

Cash flows from investing activities:
Proceeds from sale of Grand Canal Shops,
net of transaction costs	–	649,568	–	–	–	649,568
(Increase) Decrease in restricted cash	–	(355,116)	–	122,025	–	(233,091)

Net (increase) decrease in notes receivable from stockholders	843	–	–	(638)	–	205
Capital expenditures	(59,731)	(52,576)	(32,880)	(181,801)	–	(326,988)
Capital contributions to subsidiaries	(27,068)	(145,725)	–	–	172,793	–

Net cash provided by (used in) investing activities	(85,956)	96,151	(32,880)	(60,414)	172,793	89,694

Cash flows from financing activities:
Dividends paid to shareholders	(112,107)	–	–	(12,920)	–	(125,027)
Exercise of stock options	8,639	–	–	–	–	8,639
Contributions from shareholders	–	–	–	420	–	420
Capital contribution from Venetian
Casino Resort LLC	–	–	32,853	139,940	(172,793)	–
Repayments on 11% mortgage notes	–	(6,360)	–	–	–	(6,360)
Repayments on secured mall facility	–	–	–	(120,000)	–	(120,000)
Repayments on senior secured credit facility-term A	–	(48,333)	–	–	–	(48,333)
Repayments on senior secured credit facility-term B	–	(246,250)	–	–	–	(246,250)
Proceeds from senior second credit facility-term B	–	665,000		–	–	665,000
Proceeds from Macao revolver	–	–	–	10,000	–	10,000
Repayments on Macao revolver	–	–	–	(10,000)	–	(10,000)
Proceeds from Venetian Intermediate credit facility	–	–	–	10,000	–	10,000
Repayments on FF&E credit facility	–	(1,200)	–	–	–	(1,200)
Repayments on Interface Nevada note payable	–	–	–	(127,512)	–	(127,512)
Proceeds from Interface mortgage note payable	–	–	–	100,000	–	100,000
Repayments on Interface mortgage note payable	–	–	–	(296)	–	(296)
Payments of debt offering costs	–	(21,505)	–	(7,031)	–	(28,536)
Net change in intercompany accounts	119,052	(107,386)	2	(11,668)	–	–

Net cash provided by (used in) financing activities	15,584	233,966	32,855	(29,067)	(172,793)	80,545

Increase (decrease) in cash and cash equivalents	(6,273)	419,616	(11)	56,073	–	469,405
Cash and cash equivalents at beginning of period	73,049	29,549	40	50,155	–	152,793

Cash and cash equivalents at end of period	$66,776	$449,165	$29	$106,228	$–	$622,198

LAS VEGAS SANDS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

Note 8 — Condensed Consolidating Condensed Financial Information (continued)

CONDENSED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2003

	Las Vegas Sands, Inc.	Venetian Casino Resort LLC	Other Guarantor Subsidiaries	Other Non- Guarantor Subsidiaries	Consolidating/ Eliminating Entries	Total

Net cash provided by operating activities	$47,832	$55,751	$–	$13,374	$–	$116,957

Cash flows from investing activities:
(Increase) decrease in restricted cash	–	87,773	–	(125,342)		(37,569)
Notes receivable from stockholders	(834)	–	–	(298)	–	(1,132)
Capital expenditures	(1,457)	(173,428)	–	(47,287)	–	(222,172)

Net cash used in investing activities	(2,291)	(85,655)	–	(172,927)	–	(260,873)

Cash flows from financing activities:
Proceeds from senior secured credit facility-term A	–	50,000	–	–	–	50,000
Repayments on senior secured credit facility-term B	–	(1,875)	–	–	–	(1,875)
Repayments on bank credit facility-revolver	–	(470)	–	–	–	(470)
Proceeds from bank credit facility-revolver	–	470	–	–	–	470
Proceeds from FF&E credit facility	–	15,000	–	–	–	15,000
Proceeds from senior note-tranche A	–	–	–	75,000	–	75,000
Proceeds from senior note-tranche B	–	–	–	45,000	–	45,000
Proceeds from Macao revolver	–	–	–	15,000	–	15,000
Repayments on Interface Nevada note payable	–	–	–	(4,497)	–	(4,497)
Payments of debt offering costs	–	(344)	–	(2,598)	–	(2,942)
Net change in intercompany accounts	(769)	(17,541)	–	18,310	–	–

Net cash provided by (used in) financing activities	(769)	45,240	–	146,215	–	190,686

Increase (decrease) in cash and cash equivalents	44,772	15,336	–	(13,338)	–	46,770
Cash and cash equivalents at beginning of period	46,746	9,973	6	49,758	–	106,483

Cash and cash equivalents at end of period	$91,518	$25,309	$6	$36,420	$–	$153,253

LAS VEGAS SANDS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements, and the notes thereto and other financial information included in this Form 10-Q. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. See “Disclosure Regarding Forward-Looking Statements.”

General

We own and operate the Venetian Casino Resort and the Sands Expo and Convention Center in Las Vegas, Nevada, and the Sands Macao in Macao, China. We are also developing two other casino resorts: the Palazzo Casino Resort, which will be adjacent to and connected with the Venetian Casino Resort, and the Macao Venetian Casino Resort in Macao.

We currently offer hotel, gaming, dining, entertainment, retail, and spa and other amenities at the Venetian Casino Resort and convention and trade show space at the Sands Expo Center in Las Vegas and gaming, dining and VIP suites at the Sands Macao. Approximately 39.9% of our gross revenues at the Casino Resort in the first nine months of 2004 were derived from gaming and 37.9% was derived from hotel rooms. The percentage of gaming revenue for the Venetian Casino Resort is one of the lowest on the Strip because of our emphasis on the group convention and trade show business and the resulting higher occupancy and room rates during mid-week periods. From its opening through September 30, 2004, 97.5% of the Sands Macao’s revenue was derived from gaming activities with the remainder derived from food and beverage.

Las Vegas has continued to experience an upward trend in total visitation, convention, and trade show attendees, as well as gaming win, hotel occupancy and hotel average daily room rates. In particular, Las Vegas has experienced an increase in visitors arriving by air. The population in the southwest area of the United States, including Las Vegas, also has grown. In Las Vegas, the population has doubled in the last thirteen years, from approximately 770,280 in 1990 to approximately 1,642,000 in 2003. The Venetian Casino Resort/Sands Expo Center complex has benefited from these trends along with low interest rates during 2003 and the first nine months of 2004.

Las Vegas Projects

We completed an addition to the Venetian Casino Resort during the second quarter of 2003, which we refer to as the Phase IA addition. The Phase IA addition opened for business on June 26, 2003. The Phase IA addition included the 1,013-room Venezia hotel tower on top of the Venetian Casino Resort’s existing parking garage, an approximately 1,000-parking space expansion to the existing parking garage and approximately 150,000 square feet of additional meeting and conference space as an expansion of our Congress Center meeting and conference facility. The total construction cost of the Phase IA addition was approximately $275.0 million, excluding $9.0 million to expand the Venetian Casino Resort’s heating, ventilation and air conditioning facility (the “HVAC plant”) to accommodate the Phase IA addition.

LAS VEGAS SANDS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We have begun extensive design and planning work for, and have completed demolition and commenced excavation on the site of, the Palazzo Casino Resort. During the third quarter of 2004, we paid $3.9 million of the development cost of the Palazzo Casino Resort and as of September 30, 2004, we had incurred approximately $152.3 million in design, pre-development and construction costs for the Palazzo Casino Resort. The Palazzo Casino Resort is expected to open during the first quarter of 2007 and is expected to cost approximately $1.6 billion (exclusive of land) of which the Phase II Mall is expected to cost approximately $275.0 million (exclusive of certain incentive payments to executives made in July 2004). In addition, we expect tenants will make significant additional capital expenditures to build out stores and restaurants in the Palazzo Casino Resort. On August 20, 2004, we entered into the $1.010 billion Senior Secured Credit Facility to, among other things, finance the Palazzo Casino Resort construction costs, and on September 30, 2004 we entered into a $250.0 million Phase II Mall construction loan to fund a portion of the Phase II Mall construction costs. In addition, we have a commitment from a lender to provide us with an FF&E credit facility of up to $135.0 million. See “Description of Indebtedness and Operating Agreements.” We intend to use the remaining $354.5 million of proceeds from our Senior Secured Credit Facility, the $250.0 million of proceeds from the Phase II Mall construction loan, the $135.0 million of proceeds from the FF&E credit facility, the remaining $464.0 million of net proceeds from the sale of The Grand Canal Shoppes and $140.0 million of our operating cash flow to fund the development and construction costs for the Palazzo Casino Resort (including the Phase II Mall) and to pay related fees and expenses.

Macau Projects

We also own and operate the Sands Macao, a Las Vegas-style casino in Macao. We opened the main portion of the Sands Macao on May 18, 2004 and opened the remainder of the Sands Macao, including 42 additional table games, 4 restaurants, 2 spas, entertainment venues, and 49 high-end suites, during late August 2004. We currently estimate that the total cost of developing, constructing, and operating the Sands Macao, including design costs, construction costs, equipment costs, working capital and pre-opening expenses, was approximately $265.0 million. Through September 30, 2004, we expended pre-opening and developmental expenses and capital expenditures of $224.4 million, in connection with our Sands Macao project. In addition to the Sands Macao, we also plan to build the Macao Venetian Casino Resort, an all-suites hotel, casino and convention center complex, with a Venetian-style theme similar to that of our Las Vegas property. Under the subconcession agreement, we are obligated to develop and open the Macao Venetian Casino Resort by June 2006 and a convention center by December 2006, and invest, or cause to be invested, at least 4.4 billion Patacas (approximately $567.2 million at exchange rates in effect on September 30, 2004) in various development projects in Macao by June 2009. We expect that the cost of the Sands Macao and the construction of the Macao Venetian Casino Resort will satisfy these investment obligations but we will need an extension of the June 2006 construction deadline for the Macao Venetian Casino Resort, which we currently expect to open in the first quarter of 2007. See “—Liquidity and Capital Resources—Macao Casino Projects”.

LAS VEGAS SANDS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Grand Canal Shoppes

On April 12, 2004, we entered into an agreement with the Mall Purchaser to sell The Grand Canal Shoppes and lease certain restaurant and other retail assets of the Venetian Casino Resort for approximately $766.0 million. The Mall Sale was completed on May 17, 2004 and we realized a net gain of $418.2 million in connection with the sale. We used a portion of the proceeds from the sale to repay all of our outstanding indebtedness under our $120.0 million secured mall facility, repurchase $6.4 million in principal amount of our outstanding mortgage notes pursuant to an asset sale offer, make a tax distribution of $100.0 million to our stockholders and make incentive payments of $62.0 million to certain of our executives. Under generally accepted accounting principles (“GAAP”), we are required to defer a portion of the gain from the sale of The Grand Canal Shoppes. First, we deferred $109.2 million of the gain from the transaction deemed prepaid operating lease payments. This deferral related to 19 spaces currently occupied by various tenants and which we leased to the Mall Purchaser for an annual rent of one dollar per year under an 89-year operating lease. The Mall Purchaser assumed, and is entitled to rent payments under, the tenant leases for these 19 spaces. This deferred amount is amortized over the 89-year lease term on a straight-line basis. Second, we deferred $77.2 million, which constitutes the estimated net present value of payments we make to the Mall Purchaser under three lease back arrangements. Under these arrangements we:

•	lease the C2K Showroom space located within The Grand Canal Shoppes from the Mall Purchaser for a period of 25 years, subject to an additional 50 years of extension options, with initial annual fixed minimum rent of $3.3 million per year;

•	lease the gondola retail store and the canal space located within The Grand Canal Shoppes from the Mall Purchaser for a period of 25 years, subject to an additional 50 years of extension options, with initial annual fixed minimum rent of $3.5 million; and

•	lease certain office space from the Mall Purchaser for a period of 10 years, subject to an additional 65 years of extension options, with initial annual fixed minimum rent of $860,350.

The three lease payments described above are subject to automatic increases of 5% beginning on the sixth lease year and each subsequent fifth lease year thereafter. The net present value of these lease payments is $77.2 million. Under GAAP, a portion of the transaction must be deferred in an amount equal to the present value of the minimum lease payments set forth in the lease back agreements. This deferred gain will be amortized to reduce lease expense on a straight-line basis over the life of the leases.

We are party to three tenant lease termination and asset purchase agreements. The total remaining payment obligations under these arrangements was $16.6 million as of September 30, 2004. Under the Mall Sale agreement, we continue to be obligated to fulfill the lease termination and asset purchase agreements. Our remaining obligations under the first agreement require us to pay a tenant 27 annual payments of $400,000 beginning in 2004. Our remaining obligations under the second agreement require us to pay six monthly payments totaling $10.0 million beginning October 2004 plus interest at 6% per annum. Our remaining obligations under the third agreement require us to pay quarterly payments of $62,500 beginning in 2004 for ten years.

LAS VEGAS SANDS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In connection with the Mall Sale, we entered into an agreement with the Mall Purchaser to construct and sell the Phase II mall. The purchase price that the Mall Purchaser has agreed to pay for the Phase II Mall is the greater of (i) $250.0 million and (ii) the Phase II Mall’s net operating income for months 19 through 30 of its operations (assuming that the rent due from all tenants in month 30 was actually due in each of months 19 through 30) divided by a capitalization rate. The capitalization rate is .06 for every dollar of net operating income up to $38.0 million and .08 for every dollar of net operating income above $38.0 million. On the date the Phase II Mall opens to the public, the Mall Purchaser will be obligated to make an initial purchase price payment based on projected net operating income for the first 12 months of operations (but in no event less than $250.0 million). Every six months thereafter until the 24 month anniversary of the opening date, the required purchase price will be adjusted (up or down, but never to less than $250.0 million) based on projected net operating income for the upcoming 12 months. The “final” purchase price adjustment (subject to audit thereafter) will be made on the 30-month anniversary of the Phase II Mall’s opening date based on the formula described in the first two sentences of this paragraph. For all purchase price and purchase price adjustment calculations, “net operating income” will be calculated by using the “accrual” method of accounting and, for purposes of calculating the final purchase price adjustment, by applying the base rent payable by all tenants in the last month of the applicable 12-month period to the entire 12-month period. The Phase II Mall is expected to cost approximately $275.0 million (excluding incentive payments to certain of our executives described below). In addition, we expect tenants will make significant additional expenditures to build out stores and restaurants in the Palazzo Casino Resort. We recently entered into a $250.0 million construction loan to finance the construction of the Phase II Mall. We expect to finance the Phase II Mall construction costs with the proceeds from that loan and an approximately $25.0 million investment from LVSI.

In July 2004, the Phase II Mall Subsidiary paid one-time incentive payments to certain of our executives in the aggregate amount of $62.0 million. These incentive payments were paid to our executives for the significant value they created for our company in connection with securing the financing of the Phase II Mall and arranging for the sale of the Phase II Mall.

Interface Acquisition

On July 29, 2004, LVSI acquired all of the capital stock of Interface Holding from the Principal Stockholder in exchange for 220,370 shares of LVSI’s common stock. Interface Holding indirectly owns the Sands Expo Center and holds the redeemable preferred interest in Venetian Casino Resort, LLC, which had a balance of $255.2 million as of July 29, 2004. We have ceased accrual of the redeemable preferred return as of July 29, 2004, and plan to retire the redeemable preferred interest. Following this acquisition, we made an equity contribution of approximately $27.0 million to Interface Nevada, the direct owner of the Sands Expo Center. On July 30, 2004, Interface Nevada entered into a $100.0 million mortgage loan and used proceeds from the loan and a portion of the equity contribution to repay in full the amounts outstanding under its $124.3 million prior mortgage loan and to pay related fees and expenses.

Other Development Projects

We have entered into agreements to develop and lease gaming and entertainment facilities with two prominent football clubs in the United Kingdom and are in discussions with several others to build entertainment and gaming facilities in major cities. During the nine months ended September 30, 2004, we incurred and expensed $7.3 million in relation to our subsidiary in the United Kingdom for predevelopment activities in the United Kingdom. We are assessing the feasibility of, and developing, an Internet gaming site. Prior to commencing operations, we will take into consideration restrictions imposed by applicable law on Internet gaming by adding software or other devices designed to comply with such limitations and applicable law. Through September 30, 2004, we had incurred $1.3 million in development costs of an Internet gaming site. During March 2003, we obtained an interactive gaming license and an electronic betting center license from the Alderney Gambling Control Commission in the Channel Islands although we have not yet established any operations under those licenses.

LAS VEGAS SANDS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies and Estimates

Management has identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates those estimates, including those related to asset impairment, accruals for slot marketing points, self-insurance, compensation and related benefits, revenue recognition, allowance for doubtful accounts, contingencies, and litigation. We state these accounting policies in the notes to the consolidated financial statements and in relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to us and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our results of operations and financial condition.

We believe that the following critical accounting policies affect significant judgments and estimates used in the preparation of its consolidated financial statements:

•	We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer’s financial condition, credit history and current economic conditions. If the financial condition of customers were to deteriorate, or if a customer refuses to pay or disputes any such payment, additional allowances may be required. Our estimate of the provision for doubtful accounts was $8.1 million during 2003 as compared to $21.4 million and $20.2 million for the years 2002 and 2001, respectively, and $9.6 million during the first nine months of 2004 as compared to $5.5 million during the first nine months of 2003. We have historically estimated our provision for doubtful accounts related to table games receivables both on a specific identification basis for high dollar accounts and on a percentage of table games credit volume for the balance of the receivable portfolio.

•	We maintain accruals for health and workers compensation self-insurance, slot club point redemption and group sales commissions, which are classified in other accrued liabilities in the consolidated balance sheets. Management determines the adequacy of these accruals by periodically evaluating the historical experience and projected trends related to these accruals. If such information indicates that the accruals are overstated or understated, or if business conditions indicate we should adjust the assumptions utilized, we will reduce or provide for additional accruals as appropriate.

•	We are subject to various claims and legal actions, including lawsuits with the Construction Manager, Lehrer McGovern Bovis, Inc., for the original construction of the Venetian Casino Resort. Some of these matters relate to personal injuries to customers and damage to customers’ personal assets. Management has established no accrual for any gain or loss in connection with the construction litigation because such gain or loss while reasonably possible has not been determined to be probable, nor can it be measured with any reasonable certainty. It is reasonably possible that this position could change in the near term as arbitration proceedings are concluded, and the amount of any such change could be material. Management estimates guest claims expense and accrues for such liabilities based upon historical experience in the other accrued liability category in its consolidated balance sheet.

LAS VEGAS SANDS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	At September 30, 2004, we had net property and equipment of $1.6 billion, representing 58.7% of our total assets. We depreciate property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategy and legal considerations such as contractual life. Future events, such as property expansions, property developments, new competition, or new regulations, could result in a change in the manner in which we use certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment if events and circumstance warrant such an assessment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Summary Financial Results

The following table summarizes our results of operations:

	Three Months Ended September 30, (dollars in thousands)				Nine Months Ended September 30, (dollars in thousands)

	2004	2003	Percent Change		2004	2003	Percent Change

Net revenues	$343,636	$182,773	88.0%		$849,479	$518,330	63.9%
Operating income	(48,411)	52,677	-191.9%		528,972	147,363	259.0%
General and administrative expenses	45,040	27,407	64.3%		121,788	88,134	38.2%
Corporate expenses	118,153	2,225	5210	.2%	123,857	6,621	1770	.7%
Net income	(85,879)	20,980	-509.3%		425,927	58,953	622.5%

	Percent of Net Revenues
	2004	2003	2004	2003
Operating income	-14.1%	28.8%	62.3%	28.4%
General and administrative expenses	13.1%	15.0%	14.3%	17.0%
Corporate expenses	34.4%	1.2%	14.6%	1.3%
Net income	-25.0%	11.5%	50.1%	11.4%

Our historical financial results during the nine months ended September 30, 2004 will not be indicative of our future results for the following items which are not anticipated to occur to this magnitude in the near future: We sold The Grand Canal Shoppes on May 17, 2004, we opened the Sands Macao on May 18, 2004, we paid incentive payments of $62.2 million related to the Phase II Mall Sale to certain of our executives in July 2004, we incurred a loss on disposal of assets of $30.6 million and stock-based compensation of $49.2 million related to our pending IPO. In addition, we are developing and/or constructing the Palazzo Casino Resort and the Macao Venetian Casino Resort.

Our historical financial statements have been restated due to the acquisition on July 29, 2004 of all of the common stock of Interface Holding from the Principal Stockholder. We have accounted for this acquisition as a reorganization of entities under common control, in a manner similar to pooling-of-interests.

LAS VEGAS SANDS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Results

Key operating revenue measurements:

The Venetian Casino Resort’s operating revenue is dependent upon the volume of customers that stay at the hotel, which affects the price that can be charged for hotel rooms and the volume of table games and slot machine play. The Sands Macao is almost wholly dependent on casino customers that visit the casino on a daily basis. Hotel revenues are not expected to be material for the Sands Macao. Sands Macao visitors arrive by ferry, automobile, airplane, or helicopter from Hong Kong, cities in China, and other Southeast Asian cities in close proximity to Macao.

The following are the key measurements we use to evaluate operating revenue. Hotel revenue measurements include hotel occupancy rate, which is the average percentage of available hotel rooms occupied during a period, and average daily room rate, which is the average price of occupied rooms per day. Revenue per available room represents a summary of hotel average daily room rates and occupancy.

Casino revenue measurements: table games drop and slot handle are volume measurements. Win or hold percentage represents the percentage of drop or handle that is won by the casino and recorded as casino revenue. Table games drop represents the sum of markers issued (credit instruments) less markers paid at the table, plus cash deposited in the table drop box. Slot handle is the gross amount wagered or coin placed into slot machines in aggregate for the period cited. Drop and handle are abbreviations for table games drop and slot handle. Based upon our mix of table games, our table games produce a statistical average table win percentage as measured as a percentage of table game drop of 19% to 21% and slot machines produce a statistical average slot machine win percentage as measured as a percentage of slot machine handle generally between 6% and 7%. Actual win may vary from the statistical average. Generally, slot machine play at the Venetian Casino Resort is conducted on a cash basis, while the Venetian Casino Resort’s table games revenue is approximately 59% from credit based guests wagering. The Sands Macao table game and slot machine play is conducted primarily on a cash basis.

LAS VEGAS SANDS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended September 30, 2004 compared to the Three Months Ended September 30, 2003

Operating Revenues

Our net revenues consisted of the following:

	Three Months Ended September 30,
	(dollars in thousands)
	2004	2003	Percent Change
Net Revenues
Casino	$240,189	$69,236	246.9%
Rooms	71,577	67,752	5.6%
Food and beverage	26,863	21,681	23.9%
Retail and other(1)	20,865	36,172	-42.3%

	359,494	194,841	84.5%
Less - Promotional Allowances	(15,858)	(12,068)	-31.4%

Total net revenues	$343,636	$182,773	88.0%

(1)	The Mall was sold on May 17, 2004 and certain other retail and restaurant venues were leased to the Mall Purchaser in the Mall Sale.

Consolidated net revenues were $343.6 million for the three months ended September 30, 2004; representing an increase of $160.8 million or 88.0% compared to $182.8 million for the three months ended September 30, 2003. The increase in net revenues was due to:

•	an increase of casino revenue of $171.0 million, primarily due to the opening of the Sands Macao, and increased table games and slot machine volumes at the Venetian Casino Resort. We do not believe this percentage increase is a trend because it was primarily related to the opening of the Sands Macao. The table games win percentage was within the statistically expected range during the three months ended September 30, 2004, as compared to the average since the opening of the Venetian Casino Resort during 1999. In our experience, average win percentages remain steady when measured over extended periods of time but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered;

•	an increase in room revenue of $3.8 million at the Venetian Casino Resort as a result of increased average daily room rate at the Venetian Casino Resort and an increase in hotel room occupancy at the Venetian Casino Resort;

•	an increase in food and beverage revenue of $5.2 million, which resulted from increased beverage and banquet revenues at the Venetian Casino Resort;

LAS VEGAS SANDS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

These increases were offset by a decrease in retail and other revenue of $15.3 million as a result of the sale of the Grand Canal Shoppes and lease of certain other retail and restaurant venues on May 17, 2004, and a decrease in revenue from the Sands Expo Center of $5.1 million, which resulted from decreased convention and trade show revenues.

Casino revenues were $240.2 million for the three months ended September 30, 2004; an increase of $171.0 million or 246.9% when compared to $69.2 million for the three months ended September 30, 2003.

The increase was attributable to several factors, including:

•	the opening of the Sands Macao on May 18, 2004;

•	an increase in table games drop (volume) at the Venetian Casino Resort to $268.2 million for the three months ended 2004 from $196.9 million for the three months ended 2003, primarily as a result of increased casino marketing efforts. Future increases will depend on growth in visitors to Las Vegas and marketing efforts aimed at high-end gaming customers. Table game win as a percentage of table games drop was within the statistically expected range during both the third quarters of 2004 and 2003 (casino win percentage is reasonably predictable over time, but may vary considerably during shorter periods); and

•	an increase in slot handle (volume) at the Casino Resort in the three months ended September 30, 2004 to $523.1 million from $510.5 million during the same period of 2003, (slot machine win percentage at the Venetian Casino Resort as a percentage of slot handle was within the statistically expected range during the third quarter of both 2004 and 2003).

Table games drop at the Sands Macao during the third quarter of 2004 was $972.3 million and slot handle was $110.0 million. Table games hold percentage was within the statistically expected range at the Sands Macao.

The Venetian Casino Resort maintained an average daily room rate of $201 for the three months ended September 30, 2004 as compared to $191 for the three months ended September 30, 2003. The Venetian Casino Resort generated revenue per available room of $195 for the three months ended September 30, 2004 as compared to $185 for the three months ended September 30, 2003. Average daily room rate is the total room rental revenue divided by the number of occupied rooms, and revenue generated per available room is the total room rental revenue divided by the number of available rooms. Because not all available rooms are occupied, average daily room rates are higher than revenue per available room.

Room revenues for the three months ended September 30, 2004 were $71.6 million, representing an increase of $3.8 million or 5.6% when compared to $67.8 million for the three months ended September 30, 2003. The increase in room revenues was the result of an increase in the average daily room rate and a slight increase in room occupancy. Food and beverage revenues were $26.9 million for the three months ended September 30, 2004, representing an increase of $5.2 million or 23.9% compared to $21.7 million for the three months ended September 30, 2003. The increase was attributable to higher room occupancy and increased banquet revenues associated with our group and convention business at the Venetian Casino Resort and the opening of the Sands Macao.

LAS VEGAS SANDS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Retail and other revenues were $20.9 million for the three months ended September 30, 2004, representing a decrease of $15.3 million or 42.3% compared to $36.2 million for the three months ended September 30, 2003. The decrease was primarily due to the sale of The Grand Canal Shoppes, lease of retail outlets in the Venetian Casino Resort and a decline in convention and trade show revenue in the Sands Expo Center as the result of the loss of a trade show. Other revenues also includes revenues from smaller operating departments such as the floral shop, wedding chapel, gondola rides, art museum and leased space, as well as non-departmental revenue sources such as ATM charges, laundry and valet services, royalties for the Sands trademark, in-room movie charges, hotel room phone charges, shoe shine services and other sources.

Operating Expenses

The breakdown of operating expenses is as follows:

	Three Months Ended September 30,
	(dollars in thousands)
	2004	2003	Percent Change
Operating Expenses
Casino	$115,668	$32,240	258.8%
Rooms	19,727	18,114	8.9%
Food and beverage	15,804	11,566	36.6%
Retail and other(1)	15,382	17,794	-13.6%
Provision for doubtful accounts	2,869	778	268.8%
General and administrative	45,040	27,407	64.3%
Corporate	118,153	2,225	5,210.2%
Rental expense	3,618	3,149	14.9%
Pre-opening and developmental expense	5,405	1,872	188.7%
Depreciation and amortization	19,346	14,951	29.4%
Loss on disposal of assets	30,635	–	–
Gain on sale of Grand Canal Shoppes	400	–	–

Total operating expenses	$392,047	$130,096	201.4%

(1)	The Mall was sold on May 17, 2004 and certain other retail and restaurant venues were leased to the Mall Purchaser in the Mall Sale.

LAS VEGAS SANDS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating expenses (including pre-opening and developmental and corporate expenses) were $392.0 million for the three months ended September 30, 2004, representing an increase of $261.9 million or 201.4% compared to $130.1 million for the three months ended September 30, 2003. The increase in operating expenses was attributable to the higher operating revenues and business volumes associated with the opening and operations of the Sands Macao, increased pre-opening and developmental expense associated with developmental activities in the United Kingdom, increased general and administrative costs, an increase in the provision for doubtful accounts, partially offset by the sale of The Grand Canal Shoppes. Pre-development expenses in the United Kingdom primarily consisted of legal and consulting fees, travel, and preliminary design costs related to our agreements to develop and lease gaming entertainment facilities with two prominent football clubs in the United Kingdom and discussions with several others to build entertainment and gaming facilities in major cities.

Casino department expenses increased $83.4 million or 258.8% primarily as a result of the additional casino expenses related to the opening of the Sands Macao and as a result of increased slot machine volume and increased table games marketing cost at the Venetian Casino Resort. Of the $83.4 million increase in casino expenses, $65.7 million was due to the 39.0% gross win tax on casino revenues in Macao. We expect that future casino expenses will continue to be higher than before the opening of the Sands Macao particularly because of the higher gross win tax. Despite the higher gross win tax, casino operating margins at the Sands Macao are similar to those at the Venetian Casino Resort primarily because of lower labor, marketing and sales expenses in Macao. Room department expense increased $1.6 million or 8.9% as a result of slightly higher room occupancy costs. Food and beverage expense increased $4.2 million or 36.6% as a result of increased food and beverage sales at the Venetian Casino Resort and the opening of the Sands Macao. General and administrative cost increased $17.6 million or 64.3% primarily as the result of the opening of the Sands Macao and increased utility costs, legal expenses, management bonus program and property taxes at the Venetian Casino Resort.

The provision for doubtful accounts was $2.9 million for the three months ended September 30, 2004, representing an increase of $2.1 million or 268.8% compared to $.8 million for the three months ended September 30, 2003. The increase was due primarily to increased table games drop and a decrease in the amount of gaming accounts receivable that are expected to be collectable. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy and our credit standards, our risk assessments and the judgment of our employees responsible for granting credit. Certain individual gaming receivables range as high as $10.0 million for a single player and could have a significant impact on our operating results if deemed uncollectible.

Pre-opening and developmental expense was $5.4 million for the three months ended September 30, 2004, representing an increase of $3.5 million or 188.7% compared to $1.9 million for the three months ended September 30, 2003. The increase was primarily a result of our developmental activities in Macao and the United Kingdom. Corporate expenses increased $115.9 million, primarily as a result of the payment of incentive payments of $62.2 million to certain of our executives in July 2004 paid from the Phase II Mall Subsidiary and $49.2 million of compensation expense resulting from stock options granted during July 2004. We determined the fair value of common stock of $5,791 per share based on the preliminary estimated mid-point of the range of the proposed IPO valuation of Las Vegas Sands Corp. As a result, the intrinsic value of the options granted during the third quarter of 2004 of $49.2 million was recorded as a corporate expense. The loss on disposal of assets of $30.6 million mostly resulted from the demolition of space to accommodate the construction of a show room and the renovation of 48 suites at the Venetian Casino Resort. These corporate expenses items and the loss on disposal of assets are not expected to occur again to this magnitude in the near future.

LAS VEGAS SANDS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest Expense

The following table summarizes information related to interest expense on long-term debt:

	Three Months Ended September 30,
	(in thousands, except percentages)

	2004	2003
Interest cost	$34,825	$32,571
Less: Capitalized interest	(355)	(375)

Interest expense, net	$34,470	$32,196

Cash paid for interest, net of amounts capitalized	$8,229	$6,812
Average total debt balance	$1,762,237	$1,462,154
Weighted average interest rate	6.9%	7.2%

Interest expense net of amounts capitalized was $34.5 million for the three months ended September 30, 2004, representing an increase of $2.3 million or 7.1% compared to $32.2 million for the three months ended September 30, 2003. Of the net interest expense incurred for the three months ended September 30, 2004, $30.7 million was related to the Venetian Casino Resort, $2.4 million was related to the Sands Macao, and $1.4 million was related to the Sands Expo Center. The increase in interest expense was attributable to increased borrowings associated with the construction the Sands Macao and the Palazzo and a decrease in capitalized interest during the 2004 period offset by the retirement of the mall secured facility upon sale of The Grand Canal Shoppes on May 17, 2004.

LAS VEGAS SANDS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended September 30, 2004 compared to the Nine Months Ended September 30, 2003

Operating Revenues

Our net revenues consisted of the following:

	Nine Months Ended September 30,
	(dollars in thousands)
	2004	2003	Percent Change

Net Revenues
Casino	$468,786	$205,927	127.6%
Rooms	236,174	181,682	30.0%
Food and beverage	92,544	60,929	51.9%
Retail and other(1)	94,354	101,297	-6.9%

	891,858	549,835	62.2%
Less - Promotional Allowances	(42,379)	(31,505)	34.5%

Total net revenues	$849,479	$518,330	63.9%

(1)	The Mall was sold on May 17, 2004 and certain other retail and restaurant venues were leased to the Mall Purchaser in the Mall Sale.

Consolidated net revenues were $849.5 million for the nine months ended September 30, 2004; representing an increase of $331.2 million or 63.9% compared to $518.3 million for the nine months ended September 30, 2003. The increase in net revenues was due to:

•	an increase of casino revenue of $262.9 million, primarily due to the opening of the Sands Macao and the addition of 1,013 new hotel rooms at the Venetian Casino Resort during June 2003, resulting in increased table games and slot machine volumes at the Venetian Casino Resort. We do not believe this percentage increase is a trend because it was related to the addition of hotel room capacity and the opening of a new casino the Sands Macao Casino. The table games win percentage was within the statistically expected range during the nine months ended September 30, 2004, as compared to the average. In our experience, average win percentages remain steady when measured over extended periods of time but can vary considerably within shorter time periods as a result of the statistical variances that are associated with games of chance in which large amounts are wagered;

•	an increase in room revenue of $54.5 million at the Venetian Casino Resort as a result of adding an additional 1,013 new hotel rooms at the Venetian Casino Resort during June 2003 as part of the Phase IA addition project, an increase in average daily hotel room rates at the Venetian Casino Resort and an increase in hotel room occupancy at the Venetian Casino Resort;

•	an increase in food and beverage revenue of $31.6 million, which resulted from the additional rooms and the associated increased banquet revenues at the Venetian Casino Resort;

LAS VEGAS SANDS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

partially offset by a decrease in retail and other revenue of $6.9 million as a result of the sale of The Grand Canal Shoppes partially offset by an increase in revenue from the Sands Expo Center of $3.2 million, which resulted from new trade shows and growth from recurring trade shows.

Casino revenues were $468.8 million for the nine months ended September 30, 2004; an increase of $262.9 million or 127.6% when compared to $205.9 million for the nine months ended September 30, 2003.

The increase was attributable to several factors, including:

•	the commencement of operations of the Sands Macao, beginning on May 18, 2004;

•	an increase in table games drop (volume) at the Venetian Casino Resort to $750.4 million for the nine months ended 2004 from $616.2 million for the nine months ended 2003, primarily as a result of adding 1,013 new hotel rooms at the Venetian Casino Resort during June 2003 and increased casino marketing efforts. We do not believe this increase is a trend because it was related to the addition of hotel room capacity. Future increases will depend on growth in visitors to Las Vegas and marketing efforts aimed at high-end gaming customers. Table game win as a percentage of table games drop which was within the statistically expected range during both the first nine months of 2004 and 2003 (casino win percentage is reasonably predictable over time, but may vary considerably during shorter periods); and

•	an increase in slot handle (volume) at the Venetian Casino Resort in the nine months ended September 30, 2004 to $1.5 billion from $1.4 billion during the same period of 2003, primarily as a result of adding 1,013 new hotel rooms at the Venetian Casino Resort during June 2003 (slot machine win percentage at the Venetian Casino Resort as a percentage of slot handle was within the statistically expected range during the second quarter of both 2004 and 2003).

Table games drop at the Sands Macao during the period it was open in the first three quarters of 2004 was $1.36 billion and slot handle was $146.2 million. Table games hold percentage was within the statistically expected range at the Sands Macao.

The Venetian Casino Resort maintained an average daily room rate of $219 for the nine months ended September 30, 2004 as compared to $203 for the nine months ended September 30, 2003. The Venetian Casino Resort generated revenue per available room of $215 for the nine months ended September 30, 2004 as compared to $198 for the nine months ended September 30, 2003. Average daily room rate is the total room rental revenue divided by the number of occupied rooms, and revenue generated per available room is the total room rental revenue divided by the number of available rooms. Because not all available rooms are occupied, average daily room rates are higher than revenue generated per available room.

Room revenues for the nine months ended September 30, 2004 were $236.2 million, representing an increase of $54.5 million or 30.0% when compared to $181.7 million for the nine months ended September 30, 2003. The increase in room revenues was the result of an increase in the number of hotel rooms at the Venetian Casino Resort, after the opening of the Phase IA addition on June 26, 2003, an increase in the average daily room rate and a slight increase in room occupancy. Food and beverage revenues were $92.5 million for the nine months ended September 30, 2004, representing an increase of $31.6 million or 51.9% compared to $60.9 million for the nine months ended September 30, 2003. The increase was attributable to the additional hotel rooms and higher room occupancy and increased banquet revenues associated with our group and convention business at the Venetian Casino Resort and the opening of the Sands Macao.

LAS VEGAS SANDS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Retail and other revenues were $94.4 million for the nine months ended September 30, 2004, representing a decrease of $6.9 million or 6.9% compared to $101.3 million for the nine months ended September 30, 2003. The decrease was primarily due to the reduction in revenue resulting from the sale of The Grand Canal Shoppes on May 17, 2004, partially offset by a $3.2 million increase in convention and trade show revenues at the Sands Expo Center. Other revenues include revenues from smaller operating departments such as the floral shop, wedding chapel, gondola rides, art museum and leased space, as well as non-departmental revenue sources such as ATM charges, laundry and valet services, royalties for the Sands trademark, in-room movie charges, hotel room phone charges, shoe shine services and other sources.

Operating Expenses

The breakdown of operating expenses is as follows:

	Nine Months Ended September 30,
	(dollars in thousands)
	2004	2003	Percent Change
Operating Expenses
Casino	$214,204	$95,608	124.0%
Rooms	58,444	47,196	23.8%
Food and beverage	48,635	30,563	59.1%
Retail and other	46,657	43,913	6.2%
Provision for doubtful accounts	9,561	5,534	72.8%
General and administrative	121,788	88,134	38.2%
Corporate	123,857	6,621	1,816.0%
Rental expense	8,307	8,216	1.1%
Pre-opening and developmental expense	24,512	6,717	264.9%
Depreciation and amortization	51,729	38,465	34.5%
Loss on disposal of assets	30,635	–	–
Gain on sale of Grand Canal Shoppes	(417,822)	–	–

Total operating expenses	$320,507	$370,967	-13.6%

LAS VEGAS SANDS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating expenses (including pre-opening and developmental and corporate expenses) were $320.5 million for the nine months ended September 30, 2004, representing a decrease of $50.5 million or 13.6% compared to $371.0 million for the nine months ended September 30, 2003. The decrease in operating expenses was attributable to the $417.8 million gain on the sale of The Grand Canal Shoppes. Excluding the gain on the sale of The Grand Canal Shoppes, other operating expenses were $738.3 million or an increase of $367.4 million or 99.0%. The increase was primarily attributable to higher operating revenues and business volumes associated with the opening and operations of the Sands Macao, the completion of the Phase IA addition, increased pre-opening and developmental expense associated with the construction of the Sands Macao and developmental activities in the United Kingdom, increased general and administrative costs and an increase in the provision for doubtful accounts. Pre-development expenses in the United Kingdom primarily consisted of legal and consulting fees, travel, and preliminary design costs related to our agreements to develop and lease gaming entertainment facilities with two prominent football clubs in the United Kingdom and discussions with several others to build entertainment and gaming facilities in major cities.

Casino department expenses increased $118.6 million or 124.0% primarily as a result of the additional casino expenses related to the opening of the Sands Macao and as a result of increased slot machine volume and increased table games marketing cost at the Venetian Casino Resort. Of the $118.6 million increase in casino expenses, $89.3 million was due to the 39.0% gross win tax on casino revenues in Macao. We expect that future casino expenses will continue to be higher than before the opening of the Sands Macao particularly because of the higher gross win tax. Despite the higher gross win tax; casino operating margins at the Sands Macao are similar to those at the Venetian Casino Resort primarily because of lower labor, marketing and sales expenses in Macao. Room department expense increased $11.2 million or 23.8% as a result of the addition of 1,013 hotel rooms to the Venetian Casino Resort and slightly higher room occupancy. Food and beverage expense increased $18.1 million or 59.1% as a result of increased food and beverage sales at the Venetian Casino Resort and the opening of the Sands Macao. General and administrative cost increased $33.7 million or 38.2% primarily as the result of the opening of the Sands Macao and increased utility cost, legal expense, and property taxes at the Venetian Casino Resort.

The provision for doubtful accounts was $9.6 million for the nine months ended September 30, 2004, representing an increase of $4.1 million or 72.8% compared to $5.5 million for the nine months ended September 30, 2003. The increase was due primarily to increased table games drop and a decrease in the amount of gaming accounts receivable that are expected to be collectable. The amount of this provision can vary over short periods of time because of factors specific to the customers who owe us money from gaming activities at any given time. We believe that the amount of our provision for doubtful accounts in the future will depend upon the state of the economy and our credit standards, our risk assessments and the judgment of our employees responsible for granting credit. Certain individual gaming receivables range as high as $10.0 million for a single player and could have a significant impact on our operating results if deemed uncollectible.

Pre-opening and developmental expense was $24.5 million for the nine months ended September 30, 2004, representing an increase of $17.8 million or 264.9% compared to $6.7 million for the nine months ended September 30, 2003. The increase was primarily a result of our development of the Sands Macao and developmental activities in the United Kingdom. Corporate expenses increased $117.2 million, primarily the result of the payment of incentive payments of $62.2 million to certain of our executives in July 2004 from the Phase II Mall Subsidiary and $49.2 million of compensation expense resulting from stock options granted during July 2004. We determined the fair value of our common stock of $5,791 per share based on the preliminary estimated mid-point of the range of the proposed IPO valuation of Las Vegas Sands Corp. As a result, the intrinsic value of the fully vested options granted during the nine months ended September 30, 2004 of $49.2 million was recorded as a corporate expense. Loss on disposal of assets resulted from the demolition space to accommodate the construction of a show room and the renovation of 48 suites at the Venetian Casino Resort. These corporate expenses items and the loss on disposal of assets items are not expected to occur again to this magnitude in the near future.

LAS VEGAS SANDS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest Expense

The following table summarizes information related to interest expense on long-term debt:

	Nine Months Ended September 30,
	(in thousands, except percentages)

	2004	2003
Interest cost	$102,499	$95,799
Less: Capitalized interest	(2,738)	(5,038)

Interest expense, net	$99,761	$90,761

Cash paid for interest, net of amounts capitalized	$71,445	$64,719

Average total debt balance	$1,762,237	$1,396,544
Weighted average interest rate	7.5%	7.9%

Interest expense net of amounts capitalized was $99.8 million for the nine months ended September 30, 2004, representing an increase of $9.0 million or 9.2% compared to $90.8 million for the nine months ended September 30, 2003. Of the net interest expense incurred for the nine months ended September 30, 2004, $86.8 million was related to the Venetian Casino Resort (excluding The Grand Canal Shoppes), $2.7 million was related to The Grand Canal Shoppes (which was sold on May 17, 2004), $5.3 million was related to the Sands Macao and $5.0 million was related to the Sands Expo Center. The increase in interest expense was attributable to increased borrowings associated with the construction of the Phase IA addition, the Sands Macao and the Palazzo, and a decrease in capitalized interest during the 2004 period.

LAS VEGAS SANDS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

Cash Flows – Summary

The Company’s cash flows consisted of the following:

	Nine Months Ended September 30, 2003
	2004	2003

Net cash provided by operations	$299,166	$116,957

Investing cash flows:
Proceeds from disposition of The Grand Canal
Shoppes, net of transaction costs	649,568	--
Capital expenditures	(326,988)	(222,172)
Increase in restricted cash	(233,091)	(37,569)
Notes Receivable from Stockholders	205	(1,132)

Net cash used in investing activities	89,694	(260,873)

Financing cash flows:
Dividends to shareholders	(125,027)	--
Repayments of long term debt	(559,951)	(6,842)
Issuance of long term debt	785,000	200,470
Other	(19,477)	(2,942)

Net cash provided by financing activities	80,545	190,686

Net increase in cash and cash equivalents	$469,405	$46,770

Cash Flows—Operating Activities

The Venetian Casino Resort’s slot machine and retail hotel rooms businesses are generally conducted on a cash basis, its table games and group hotel businesses are conducted on a cash and credit basis and its banquet business is conducted primarily on a credit basis resulting in operating cash flows being generally affected by changes in operating income and accounts receivables. The Sands Macao table games and slot machine play is currently conducted on a cash basis. As of September 30, 2004 and December 31, 2003, we held unrestricted cash and cash equivalents of $622.2 million and $152.8 million, respectively. Net cash provided by operating activities for the first nine months of 2004 was $299.2 million, compared to $117.0 million for the first nine months of 2003. Factors contributing to the increase in cash flow provided by operating activities were the receipt of prepaid rent from GGP under The Grand Canal Shoppes sale agreement, positive operating results associated with the opening of the Sands Macao, an increase in the Venetian Casino Resort’s room division operating profit during the first nine months of 2004 as compared to the first nine months of 2003, the sale of The Grand Canal Shoppes and certain positive changes in our working capital assets and liabilities.

LAS VEGAS SANDS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Capital Expenditures

Capital expenditures during the first nine months of 2004 were $327.0 million, of which $171.6 million was attributable to the Sands Macao project, $41.3 million for the Palazzo Casino Resort, with the balance having been incurred for capital expenditures at the Venetian Casino Resort and the Sands Expo Center. We expect capital expenditures (excluding the Palazzo Casino Resort and the Phase II mall) in 2004 to total approximately $318.0 million, including Sands Macao construction costs of approximately $190.0 million, approximately $90.0 million for operating capital expenditures at the Venetian Casino Resort and $38.3 million for land acquisition for future developments. We have commenced design, demolition, and construction work for the Palazzo Casino Resort and plan to continue development work on the Palazzo Casino Resort during 2004. We currently estimate that construction will be completed in the second quarter of 2007 and that the cost to develop and construct the Palazzo Casino Resort will be approximately $1.6 billion (exclusive of land), of which the Phase II mall is expected to cost us approximately $275.0 million (exclusive of certain incentive payments to executives made in July 2004). On August 20, 2004, we entered into a $1.010 billion senior secured credit facility and on September 30, 2004, we entered into a $250.0 million construction loan to, among other things, finance the construction costs of the Palazzo Casino Resort and the Phase II mall. In addition, we have a commitment from a lender for an FF&E credit facility of up to $135.0 million. As of September 30, 2004, we had incurred approximately $152.3 million in design, pre-development and construction costs for the Palazzo Casino Resort. We expect that the development and construction of the Macao Venetian Casino Resort will require significant capital expenditures. See “—Macau Casino Projects.”

We held restricted cash balances of $374.9 million as of September 30, 2004. Of this amount, $355.1 million was held in restricted accounts and invested in cash or permitted investments by a disbursement agent for the lenders of the Senior Secured Credit Facility, entered into on August 20, 2004, until required for the Palazzo project costs under the disbursement terms of the Senior Secured Credit Facility and $17.7 million was held by an agent for the Interface Mortgage Loan for various reserves.

LAS VEGAS SANDS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Aggregate Indebtedness and Other Known Contractual Obligations

Our total long-term indebtedness and other know contractual obligations are summarized below as a September 30, 2004:

	Payments due by Period (dollars in thousands)

	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Total
Long - Term Indebtedness
Mortgage Notes	$–	$–	$–	$843,640	$843,640
Senior Secured Credit Facility - Term B(1)	–	3,325	13,300	648,375	665,000
FF&E Credit Facility(2)	2,400	4,800	6,000	–	13,200
Venetian Macao Senior Secured Notes Tranche A(3)	7,500	30,000	37,500	–	75,000
Venetian Macao Senior Secured Notes Tranche B(3)	–	–	45,000	–	45,000
Venetian Intermediate Credit Facility(4)	–	50,000	–	–	50,000
Interface Mortgage Loan(5)	3,834	8,532	87,338	–	99,704

Other Contractual Obligations
HVAC Provider fixed payments(6)	6,828	13,656	11,949	–	32,433
Former Tenants(7)	4,650	1,300	1,300	9,390	16,640
Macao Casino Land Lease(8)	1,509	6,112	4,711	3,140	15,472
Mall Leases(9)	7,660	15,320	15,320	156,475	194,775
Macao Casino Operating Leases	2,283	4,979	1,596	–	8,858

Total	$36,664	$138,024	$224,014	$1,661,020	$2,059,722

1.	The Senior Secured Credit Facility—term B will mature June 15, 2011 (or December 15, 2009 if the Mortgage Notes are not repaid on or prior to such date) and is subject to quarterly amortization payments commencing on the first quarter after substantial completion of the Palazzo.
2.	The $15.0 million FF&E credit facility will mature on July 1, 2008 and is subject to quarterly amortization payments.
3.	The Venetian Macau Senior Secured Notes tranche A will mature on August 21, 2008 and are subject to mandatory annual redemption. The Venetian Macau Senior Secured Notes tranche B will mature on August 21, 2008 and are not subject to mandatory annual redemption.
4.	The facility under the Venetian Intermediate Credit Agreement will mature on March 27, 2006, with no amortization.
5.	Principal payments will increase should Interface achieve certain cash flow levels as defined in the loan agreement. The Interface Mortgage Loan will mature on February 10, 2009 if renewal options are exercised with monthly amortization payments.
6.	We are a party to a services agreement with a third party for HVAC (heating, ventilating, and air conditioning) services for the Venetian Casino Resort. The total remaining payment obligation under this arrangement was $32.4 million as of September 30, 2004, payable in equal monthly installments through July 1, 2009. We have the right to terminate the agreement based upon the failure of the service provider under this agreement to provide HVAC services. Upon the sale of The Grand Canal Shoppes on May 17, 2004, the Mall Purchaser assumed the responsibility for $1.6 million of annual payments to this HVAC service provider.
7.	We are party to tenant lease termination and asset purchase agreements. The total remaining payment obligations under these arrangements was $16.6 million as of September 30, 2004. Under the agreement for The Grand Canal Shoppes sale, we are obligated to fulfill the lease termination and asset purchase agreements.
8.	Venetian Macau is party to a long-term land lease of 25 years; the total remaining payment obligation under this lease is $15.5 million as of September 30, 2004.
9.	We are party to certain leaseback agreements for the showroom, gondola and certain office space related to The Grand Canal Shoppes sale. The total remaining payments due as of September 30, 2004 is $194.8 million.

LAS VEGAS SANDS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In addition, under the terms of our subconcession agreement, we are obligated to make investments of at least 4.4 billion Patacas (approximately $567.2 million at exchange rates in effect on September 30, 2004) in various development projects in Macao by June 2009. We had made investments of approximately 1.740 billion Patacas (approximately $224.4 million at exchange rates in effect on September 30, 2004) as of September 30, 2004 in satisfaction of these obligations.

Pursuant to the debt agreements of our subsidiary, Venetian Macau, LVSI, Venetian or another subsidiary is obligated to either purchase gaming equipment or other assets with a cost of up to $25.0 million or enter into lease or other arrangements with Venetian Macau or enter into other transactions with Venetian Macau that will enable it to purchase gaming or other FF&E equipment for the Sands Macao if Venetian Macau is not able to purchase these assets out of its operating cash flows.

Off-Balance Sheet Arrangements

During 1997, the Company entered into off-balance sheet arrangements with a heating and air conditioning provider (the “HVAC provider”). Under the terms of these energy service agreements, HVAC energy and services will be purchased by us and Interface Nevada over initial terms expiring in 2009 with an option to collectively extend the terms of these agreements for two consecutive five-year periods. We have fixed payments obligations due during the next twelve months of $6.8 million under the energy services agreements with the HVAC provider. The total remaining payment obligations under these arrangements was $32.4 million as of September 30, 2004, payable in equal monthly installments through July 1, 2009. We have the right to terminate the agreement based upon the failure of the HVAC provider to provide HVAC service. Upon the sale of The Grand Canal Shoppes on May 17, 2004, the Mall Purchaser assumed the responsibility for $1.6 million of annual payments to the HVAC provider. We have no other off-balance sheet arrangements.

Capital and Liquidity

We expect to fund our operations, capital expenditures (other than the Sands Macao construction and the Palazzo Casino Resort and Macao Venetian Casino Resort development and construction costs) and debt service requirements from existing cash balances, operating cash flow, and borrowings under our revolving credit facilities. We have a $125.0 million revolving facility available for working capital needs of which $65.0 million was available as of September 30, 2004. In addition, Venetian Macau has a $20.0 million revolver available for working capital needs, all of which was available as of September 30, 2004. On May 17, 2004, we consummated the sale of The Grand Canal Shoppes pursuant to which we received approximately $766.0 million of cash proceeds. We used a portion of these proceeds to repay in full the $120.0 million of indebtedness under our prior secured mall facility, make a $100.0 million tax distribution to stockholders, make a $62.2 million one time incentive payment to key executives and repurchase $6.4 million in aggregate principal amount of mortgage notes pursuant to an asset sale offer. We expect to use the remaining proceeds for general corporate purposes, including for the construction of the Palazzo Casino Resort.

As discussed in “Description of Indebtedness and Operating Agreements,” to finance the construction of the Palazzo Casino Resort and the Phase II mall, we entered into the $1.010 billion Senior Secured Credit Facility and the $250.0 million construction loan facility. In addition, we have a commitment from a lender to provide us with an FF&E facility of up to $135.0 million. This commitment will expire on November 22, 2004. We drew down $665.0 million under the senior secured credit facility’s tranche B term loan on August 20, 2004 to repay $290.0 million of indebtedness under our prior senior secured credit facility and to fund expenses related to the Palazzo Casino Resort and the Phase II Mall. The remaining $354.5 million of borrowings under the tranche B term loan were placed in escrow. The Senior Secured Credit Facility’s tranche B term loan also provides for a $105.0 million loan that is subject to a 6-month delayed draw period. The Senior Secured Credit Facility’s tranche A loan provides for a $115.0 million loan that is subject to an 18-month delayed draw period. We will use the FF&E facility to fund a portion of the costs of constructing the Palazzo Casino Resort. The Phase II Mall construction loan facility allows us to borrow up to $250.0 million on a senior secured delayed draw basis to fund a portion of the Phase II Mall construction costs.

LAS VEGAS SANDS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of September 30, 2004, we had $622.2 million in cash and cash equivalents (plus $374.9 million in restricted cash for the Palazzo, the Sands Expo Center and insurance and tax reserves). Following the closing of the Senior Secured Credit Facility, we deposited $354.5 million in proceeds from the term loans into a restricted account. The use of these funds and the funding of loans under the same Senior Secured Credit Facility and the Phase II Mall construction loan are subject to significant conditions, including:

•	using the remaining proceeds from the sale of The Grand Canal Shoppes and cash on hand in an aggregate amount of $552.0 million for construction costs before any borrowings under our Senior Secured Credit Facility are used for construction costs, and a cash equity investment of approximately $25.0 million before any borrowings under the Phase II Mall construction loan are used;

•	having sufficient funds available so that construction costs of the Palazzo Casino Resort are “in balance” for purposes of the debt instruments;

•	obtaining various consents and other agreements from third parties, including trade contractors and the Mall Purchaser; and

•	other customary conditions.

As described in “—Macao Casino Projects” below, we expect to incur significant capital expenditures in connection with our projects in Macao and will need to arrange additional debt financing.

On September 3, 2004, Las Vegas Sands Corp. a newly formed company, which is intended to become a holding company for us and our subsidiaries, filed a registration statement with the Securities and Exchange Commission with respect to a proposed initial public offering of its common stock. The timing of the initial public offering is indefinite and subject to market conditions. There is no guarantee that an initial public offering will take place.

Dividends

In the first nine months of 2004, the Company declared $107.9 million of dividends as tax distributions. Immediately prior to the July 29, 2004 acquisition of Interface Holding by LVSI, Interface Holding distributed approximately $15.2 million to the Principal Stockholder. The distribution was comprised of $12.9 million of cash, $1.9 million of receivables due from the Principal Stockholder and $.4 million of certain fixed and other assets. We intend to make additional tax distributions to all of our stockholders so long as we retain our subchapter “S” corporation status for income tax purposes and to the extent otherwise permitted under our debt instruments.

Debt Instruments

Our debt instruments contain significant restrictions on the payment of dividends and distributions. In particular, our Senior Secured Credit Facility prohibits us from paying dividends or making distributions, or investments, with limited exceptions that permit dividends for operating expenses and income taxes. We may also distribute up to $25.0 million or $50.0 million in dividend payments in a twelve-month period after the substantial completion of the Palazzo Casino Resort, depending on whether certain financial tests are met. In addition, the Indenture for the Mortgage Notes restricts our ability to pay dividends or make distributions, or to make investments, except, subject to limited exceptions, in an amount generally limited to 50% of our net income plus certain other amounts if a fixed charge coverage ratio test is met.

LAS VEGAS SANDS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In addition, the debt instruments of our Macao subsidiaries and the Phase II Mall Subsidiary also restrict the payment of dividends and distributions to us. Under its debt instruments, subject to limited exceptions, Venetian Macau may not pay dividends or make distributions to us, or make investments, except in an amount generally limited to 50% of the net income of Venetian Macau if it meets certain leverage tests. In addition, the Phase II Mall construction loan prohibits the Phase II Mall Subsidiary from paying dividends or making distributions, or making investments, other than tax distributions and a limited basket amount. See “Description of Indebtedness and Operating Agreements.”

Our debt instruments and those of our subsidiaries also contain certain restrictions that, among other things, limit the ability of our company and/or certain subsidiaries to incur additional indebtedness, issue disqualified stock or equity interests, pay dividends or make other distributions, repurchase equity interests or certain indebtedness, create certain liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell our assets of our company without prior approval of the lenders or noteholders. Financial covenants included in our senior secured credit facility include a minimum interest coverage ratio, a maximum leverage ratio, and a minimum net worth covenant and maximum capital expenditure limitations. See the note entitled “Long-Term Debt” to our consolidated financial statements.

Macao Casino Projects

We currently estimate the total cost of developing, constructing, and operating the Sands Macao, including design costs, construction costs, equipment costs, working capital and pre-opening expenses, will be approximately $265.0 million, all of which qualifies to satisfy our total investment obligation of approximately $567.2 million to the Macao government under our subconcession agreement. After applying all of the current estimated construction and development costs of the Sands Macao and additional capital improvements of the Sands Macao towards fulfilling this investment obligation, our remaining investment obligation will be approximately $302.2 million. It is expected that the construction and development costs of the Macao Venetian Casino Resort will satisfy the remainder of this obligation, but we will need an extension of the June 2006 construction deadline for the Macao Venetian Casino Resort, which we currently expect to open in the first quarter of 2007. To support this obligation, a Macao bank and our subsidiary, Lido Casino Resort Holding Company, LLC, have guaranteed 500 million Patacas (approximately $64.5 million at exchange rates in effect on September 30, 2004) of our legal and contractual obligations to the Macao government until March 31, 2007.

We opened a portion of the Sands Macao on May 18, 2004 and the remainder in late August 2004. As of September 30, 2004, approximately $224.4 million of the costs relating to the Sands Macao had been expended. The remaining $40.6 million of estimated costs to complete construction have been or we expect will be funded by:

•	operating cash flow of the Sands Macao; and

•	borrowings under the $20.0 million Venetian Macau revolver. As of September 30, 2004, the Venetian Macau revolver had no outstanding balance.

We expect the funds provided by these sources to be sufficient to fund the completion costs of the remaining facilities of the Sands Macao.

We are in the development phase of the Macao Venetian Casino Resort. Currently we expect to use debt financings and operating cash flow of the Sands Macao to fund the construction of the Macao Venetian Casino Resort. No assurance can be given that we will be successful in arranging any such debt financings or that any debt terms will be favorable to our Macau subsidiaries. The debt instruments of the Company limit its ability to make investments or provide guarantees to our Macau subsidiaries.

LAS VEGAS SANDS, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Litigation Contingencies and Available Resources

We are a party to certain litigation matters and claims related to the construction of the Venetian Casino Resort and subject to a $42.0 million net verdict awarded to Lehrer McGovern Bovis, Inc. the construction manager of the Venetian Casino Resort, pending the outcome of remaining arbitration and various appeals. If we are required to pay any of the construction manager’s verdict or contested construction costs, which are not covered by our insurance policy, we may use cash from the following sources to fund such costs:

•	borrowings under the revolving facility of our senior secured credit facility;
•	cash on hand;
•	additional debt or equity financings; and
•	operating cash flow.

See the note entitled “Commitments and Contingencies” to our consolidated financial statements.

Based on the recent judgment in the state court action and the remaining open items in the arbitration proceedings, we estimate that our range of loss in this matter is from none (or a gain if all remaining matters are determined in our favor and considering the existing accrual of approximately $7.2 million for unpaid construction costs) to approximately $70.0 million (see below) if we were to lose all remaining arbitration matters and related pending actions and appeals that counsel has advised are reasonably possible of loss, and which are not already included in the state court action. Such range of loss is before attorney costs and interest, which have not yet been considered by the state court and the total amounts of which cannot currently be quantified. The range of loss is possibly as high as $70.0 million (the original verdict of $42.0 million plus $28.0 million, representing all remaining indemnity claims and arbitration matters), plus attorneys’ fees, costs, any uncovered claims under our insurance policy and interest. While the state court’s orders denying our post trial motions could be viewed as increasing the possibility that we will be exposed to loss in this litigation, there are appellate issues that we intend to pursue and ongoing arbitration proceedings that we believe will impact the amount of loss and/or any award to which we may be entitled. Therefore, at this time, no amount within the range of any loss can be reasonably determined as an estimated loss. If there is a loss, such loss could be material to our results of operations in the period that the estimate is recorded. We have purchased a special insurance policy to mitigate our losses above $45.0 million from this litigation.

Inflation

We believe that inflation and changing prices have not had a material impact on our net sales, revenues, or income from continuing operations during the past year.

LAS VEGAS SANDS, INC.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to manage our interest rate risk by managing the mix of our long-term fixed-rate borrowings and variable rate borrowings, and by use of interest rate cap agreements. The ability to enter into interest rate cap agreements allows us to manage our interest rate risk associated with our variable rate debt. We do not hold or issue financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions. Our derivative financial instruments consist exclusively of interest rate cap agreements, which do not qualify for hedge accounting. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense.

To manage exposure to counterparty credit risk in interest rate cap agreements, we enter into agreements with highly rated institutions that can be expected to fully perform under the terms of such agreements. Frequently, these institutions are also members of the bank group providing our credit facility, which management believes further minimizes the risk of nonperformance.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents notional amounts and weighted average interest rates by contractual maturity dates for the twelve month periods ended September 30:

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value(1)
	(dollars in millions)

LIABILITIES
Short-term debt
Variable rate	$ 9.9	–	–	–	–	–	$9.9	$9.9
Average interest rate(2)	4.7%	–	–	–	–	–	4.7%	4.7%
Long-term debt
Fixed rate	3.8	4.1	4.4	4.7	82.7	843.6	943.3	1070	.0
Average interest rate(2)	7.0%	7.0%	7.0%	7.0%	7.0%	11.0%	9.0%	9.0%
Variable rate	–	63.6	24.5	46.6	55.3	648.4	838.4	838.4
Average interest rate(2)	–	4.7%	4.9%	4.9%	4.1%	4.3	4.6%	4.6%
Cap Agreement(3)	–	–	–	.2	–	–	.2		.2
Average interest rate(2)	–	–	–	–	–	–	–	–

1.	The fair values are based on the borrowing rates currently available for debt instruments with similar terms and maturities and market quotes of our publicly traded debt.
2.	Based upon contractual interest rates for fixed rate indebtedness or current LIBOR rates for variable rate indebtedness.
3.	As of September 30, 2004, we have one interest rate cap agreement with a fair value of $0.2 million based on a quoted market value from the institution holding the agreement.

We entered into the $1.010 billion senior secured credit facility on August 20, 2004 and a portion of the proceeds from the facility were used to refinance our prior senior secured facility. Borrowings under the new Senior Secured Credit Facility bear interest at our election at either LIBOR plus 2.50% or the base rate plus 1.50% per annum, subject to downward adjustments based upon achieving certain levels of leverage. We also entered into a $250.0 million construction loan facility to fund a portion of the construction costs for the Phase II Mall. Borrowings under this facility bear interest at our election at either a base rate plus 0.75% per annum or at LIBOR plus 1.75% per annum.

Foreign currency translation gains and losses were not material to our results of operations for the nine months ended September 30, 2004, but may be in future periods in relation to activity associated with our Macao subsidiaries.

LAS VEGAS SANDS, INC.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

We do not hedge our exposure to foreign currency.

See also “—Liquidity and Capital Resources” and “Note 4—Long Term Debt” to our consolidated financial statements.

ITEM 4 – CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the disclosure controls and procedures of the Company as of September 30, 2004 and have concluded that they are effective within the reasonable assurance threshold described above.

b)	Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LAS VEGAS SANDS, INC.

Part II

OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is party to litigation matters and claims related to its operations and the construction of the Casino Resort and certain other matters. For more information, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and “Part I — Item 1 – Financial Statements – Notes to Financial Statements Note 5 – Commitments and Contingencies” of this Quarterly Report on Form 10-Q.

ITEM 5 – OTHER INFORMATION

The Company is not required to file this Quarterly Report on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The filing is required, however, pursuant to the terms of the Indenture.

ITEM 6 – EXHIBITS

(a) List of Exhibits

4.1

First Supplemental Indenture, dated as of August 20, 2004, by and among Las Vegas Sands Inc. and Venetian Casino Resort, LLC as issuers, the Subsidiary Guarantors, Yona Venetian, LLC, and Interface Employee Leasing, LLC as additional Subsidiary Guarantors, and the Trustee (incorporated by reference from Exhibit 4.3 to Las Vegas Sands Inc.‘s Registration Statement on Form S-1 (Registration No. 333-118827)).

4.2

Amended and Restated Security Agreement, dated as of August 20, 2004, by and among Las Vegas Sands Inc., Venetian Casino Resort, LLC, the Subsidiary Guarantors and The Bank of Nova Scotia, as Intercreditor Agent (incorporated by reference from Exhibit 4.4 to Las Vegas Sands Inc.‘s Registration Statement on Form S-1 (Registration No. 333-118827)).

4.3

Amendment to Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, effective August 20, 2004, by Las Vegas Sands Inc. and Venetian Casino Resort, LLC as trustors to First American Title Insurance Company, as trustee, for the benefit of the Trustee (incorporated by reference from Exhibit 4.6 to Las Vegas Sands Inc.‘s Registration Statement on Form S-1 (Registration No. 333-118827)).

4.4

Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, effective as of May 6, 2004, made by Las Vegas Sands Inc., as trustor, to First American Title Insurance Company, as trustee, for the benefit of the Trustee (incorporated by reference from Exhibit 4.7 to Las Vegas Sands Inc.‘s Registration Statement on Form S-1 (Registration No. 333-118827)).

4.5

Amended and Restated Intercreditor Agreement, dated as of August 20, 2004, by and among The Bank of Nova Scotia, as Bank Agent and Intercreditor Agent, and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.8 to Las Vegas Sands Inc.‘s Registration Statement on Form S-1 (Registration No. 333-118827)).

4.6

Amendment No. 1 to Unsecured Indemnity Agreement, dated as of August 20, 2004, by and among Las Vegas Sands Inc. and Venetian Casino Resort, LLC, to and for the benefit of U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.10 to Las Vegas Sands Inc.‘s Registration Statement on Form S-1 (Registration No. 333-118827)).

4.7

Holding Account Agreement, dated as of August 20, 2004, by and among Las Vegas Sands Inc., Venetian Casino Resort, LLC and the Bank of Nova Scotia as Intercreditor Agent and securities intermediary (incorporated by reference from Exhibit 4.11 to Las Vegas Sands Inc.‘s Registration Statement on Form S-1 (Registration No. 333-118827)).

4.8

Grant of Security Interest in United States Trademarks, dated as of August 20, 2004, from Las Vegas Sands Inc. in favor of The Bank of Nova Scotia as Intercreditor Agent (incorporated by reference from Exhibit 4.12 to Las Vegas Sands Inc.‘s Registration Statement on Form S-1 (Registration No. 333-118827)).

4.9

Grant of Security Interest in United States Trademarks, dated as of August 20, 2004, from Venetian Casino Resort, LLC in favor of The Bank of Nova Scotia as Intercreditor Agent (incorporated by reference from Exhibit 4.13 to Las Vegas Sands Inc.‘s Registration Statement on Form S-1 (Registration No. 333-118827)).

10.1

Credit Agreement, dated as of August 20, 2004, by and among Las Vegas Sands Inc. and Venetian Casino Resort, LLC as borrowers, the lenders party thereto, Goldman Sachs Credit Partners, L.P., as syndication agent, sole lead arranger and sole bookrunner, The Bank of Nova Scotia, as administrative agent, and Wells Fargo Foothill, Inc., CIT Group/Equipment Financing, Inc. and Commerzbank AG as documentation agents (the “Bank Agreement”) (incorporated by reference from Exhibit 10.1 to Las Vegas Sands Inc.‘s Registration Statement on Form S-1 (Registration No. 333-118827)).

10.2

Deed of Trust, Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated as of August 20, 2004, made by Venetian Casino Resort, LLC and Las Vegas Sands Inc., jointly and severally as trustor, to First American Title Insurance Company, as trustee, for the benefit of The Bank of Nova Scotia (as administrative agent), as beneficiary (incorporated by reference from Exhibit 10.2 to Las Vegas Sands Inc.‘s Registration Statement on Form S-1 (Registration No. 333-118827)).

10.3

Subsidiary Guaranty, dated as of August 20, 2004, by the Subsidiary Guarantors for the benefit of The Bank of Nova Scotia, as Administrative Agent (incorporated by reference from Exhibit 10.3 to Las Vegas Sands Inc.‘s Registration Statement on Form S-1 (Registration No. 333-118827)).

10.4

Assumption Agreement, dated as of July 15, 2004, by Las Vegas Sands Inc. with respect to the 1997 Stock Option Plan (incorporated by reference from Exhibit 10.25 to Las Vegas Sands Inc.‘s Registration Statement on Form S-1 (Registration No. 333-118827)).

10.5

Second Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of May 17, 2004, by and among Venetian Casino Resort, LLC, Interface Group-Nevada, Inc., Grand Canal Shops II, LLC and Lido Casino Resort, LLC (incorporated by reference from Exhibit 10.42 to Las Vegas Sands Inc.‘s Registration Statement on Form S-1 (Registration No. 333-118827)).

10.6

First Amendment to Second Amended and Restated Reciprocal Easement, Use and Operating Agreement, dated as of July 30, 2004, by and among Venetian Casino Resort, LLC, Interface Group-Nevada, Inc., Grand Canal Shops II, LLC and Lido Casino Resort, LLC (incorporated by reference from Exhibit 10.43 to Las Vegas Sands Inc.‘s Registration Statement on Form S-1 (Registration No. 333-118827)).

10.7

Agreement, dated as of July 8, 2004, by and between Sheldon G. Adelson and Las Vegas Sands Inc. (incorporated by reference from Exhibit 10.47 to Las Vegas Sands Inc.'s Registration Statement on Form S-1 (Registration No. 333-118827)).

10.8

First Amendment to Venetian Hotel Service Agreement, dated as of June 28, 2004, by and between Venetian Casino Resort, LLC and Interface Group-Nevada, Inc. d/b/a Sands Expo and Convention Center (incorporated by reference from Exhibit 10.50 to Las Vegas Sands Inc.‘s Registration Statement on Form S-1 (Registration No. 333-118827)).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.

LAS VEGAS SANDS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/S/	Sheldon G. Adelson ——————————	Chairman of the Board, Chief Executive Officer and Director	November 15, 2004

/S/	Scott Henry ——————————	Senior Vice President and Chief Financial Officer	November 15, 2004